Form 10-K
period 1996-06-30
DUPONT PHOTOMASKS INC
filed 1996-09-26
CIK 1012128

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1996        COMMISSION FILE NUMBER 0-20839

                            ------------------------

                            DUPONT PHOTOMASKS, INC.

             (Exact name of registrant as specified in its charter)

           DELAWARE                  74-2238819
 (State or Other Jurisdiction     (I.R.S. Employer
     of Incorporation or         Identification No.)
        Organization)

                                100 TEXAS AVENUE
                            ROUND ROCK, TEXAS 78664
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: 512-388-8859

           Securities registered pursuant to Section 12(b) of the Act (Each class is registered on the NASDAQ National Market):

                              Title of Each Class
                         Common stock ($.01 par value)

       No securities are registered pursuant to Section 12(g) of the Act.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Aggregate market value of voting stock held by nonaffiliates of the registrant (excludes outstanding shares beneficially owned by directors and officers and shares held by E.I. du Pont de Nemours and Company) as of September 17, 1996, was approximately $121 million. As of such date, 15,100,000 shares of the registrant's common stock, $.01 par value, were outstanding.

                      Documents Incorporated by Reference
 (Specific pages incorporated are indicated under the applicable Item herein):

                                                                                                    INCORPORATED BY
                                                                                                 REFERENCE IN PART NO.
                                                                                               -------------------------
The Company's Proxy Statement, dated September 26, 1996, filed in connection with the Annual
  Meeting of Stockholders to be held on October 28, 1996.....................................                III

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                            DUPONT PHOTOMASKS, INC.

    The terms "DPI" or the "Company" as used herein refer to DuPont Photomasks, Inc. and its consolidated subsidiaries, as the context may indicate.

                            ------------------------

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I

           Item 1.     Business............................................................................           3

           Item 2.     Properties..........................................................................          13

           Item 3.     Legal Proceedings...................................................................          15

           Item 4.     Submission of Matters to a Vote of Security Holders.................................          15

                       Executive Officers of the Company...................................................          15

PART II

           Item 5.     Market for the Registrant's Common Equity and Related Stockholder
                         Matters...........................................................................          16

           Item 6.     Selected Financial Data.............................................................          16

           Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
                         Operations........................................................................          17

           Item 8.     Financial Statements and Supplementary Data.........................................          23

           Item 9.     Changes in and Disagreements with Accountants on Accounting and Disclosure..........          23

PART III

           Item 10.    Directors and Executive Officers of the Registrant..................................          23

           Item 11.    Executive Compensation..............................................................          23

           Item 12.    Security Ownership of Certain Beneficial Owners and Management......................          23

           Item 13.    Certain Relationships and Related Transactions......................................          23

PART IV

           Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................          24

                       Signatures..........................................................................          25

                       NOTE ON INCORPORATION BY REFERENCE

    Throughout this report, various information and data are incorporated by reference to portions of the Company's 1996 Proxy Statement. Any reference in this report to disclosures in the Company's 1996 Proxy Statement shall constitute incorporation by reference of that specific material into this Form 10-K.

The discussion in this document contains analysis or trends and other forward looking statements within the meaning of Section of 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve management assumptions and are subject to risks and uncertainties, including those discussed under "Business--Risk Factors" below.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

    Prior to the Company's initial public offering on June 13, 1996 (the "Initial Public Offering"), the Company was a wholly-owned subsidiary of E. I. du Pont de Nemours and Company ("DuPont"). DuPont entered the photomask market in 1986. DuPont's strategy focused on establishing a global presence that would enable it to respond to the needs of multinational semiconductor manufacturers. As part of this strategy, DuPont (i) purchased assets of numerous captive photomask operations, (ii) acquired merchant photomask companies, (iii) constructed its own "greenfield" manufacturing sites in Round Rock, Texas and Ichon, Republic of Korea ("Korea"), and (iv) established a majority owned joint venture in Shanghai, Peoples Republic of China ("China") to construct a new photomask manufacturing facility.

    Based on worldwide sales, the Company is one of the largest photomask manufacturers in the world. The Company sells its products to approximately 200 customers in 20 different countries. Essentially all of the Company's sales are to customers in the semiconductor manufacturing industry.

    Photomasks are high-purity quartz or glass plates containing precision images of integrated circuits and are used as masters by semiconductor manufacturers to optically transfer these images onto semiconductor wafers. The Company manufactures a broad range of photomasks based on customer-supplied design data. The Company also manufacturers photoblanks and pellicles, the principal components of photomasks, principally for internal consumption. The Company operates globally with established manufacturing facilities in North America, Europe, and Asia.

    Prior to the Initial Public Offering, the Company was reincorporated in Delaware and non-U. S. operations were realigned so that these operations would be conducted by wholly-owned subsidiaries of DPI. Upon completion of the Initial Public Offering, DuPont, through its wholly-owned subsidiary DuPont Chemical and Energy Operations, Inc. ("DCEO"), owned 10,500,000 shares (approximately 69.5%) of the Company's common stock. As a result, DuPont has sufficient voting power to control the direction and policies of the Company, including any merger, consolidation or sale of all or substantially all of the assets of the Company, to elect the members of the Board of Directors of the Company, and to prevent or cause a change in control of the Company.

    Historically, the Company has derived certain tangible and intangible benefits from being a subsidiary of DuPont. Upon completion of the Initial Public Offering, the relationship between the Company and DuPont has been defined pursuant to several transitional agreements. These agreements will continue to provide the Company with certain benefits for a limited time.

INDUSTRY BACKGROUND

    The market for photomasks is primarily comprised of semiconductor manufacturers in North America, Europe and Asia. Growth in the photomask market has not always correlated with increases in semiconductor sales, since demand for photomasks is driven principally by new semiconductor designs rather than sales. While growth in semiconductor manufacturing and new semiconductor designs generated demand for new photomasks from the mid-1980's through the early 1990's, the Company believes that this underlying growth was offset by semiconductor and photomask design and manufacturing efficiencies. First, cost-effective and powerful workstations and CAD tools enabled integrated circuit designers to perfect semiconductor designs through computer simulation, thereby significantly reducing the need to produce numerous iterations of photomasks. Second, ultra-thin protective covers called pellicles began to be widely used in the mid-1980's to protect photomask surfaces from contamination, thereby prolonging the life of photomasks. Third, the need for backup photomask sets was significantly reduced by improved production cycle time that enabled lead times for replacement photomasks to fall from several days to 24 hours.

    Photomask manufacturers increased production capacity significantly in the mid-1980's, failing to anticipate the offsetting effect of these efficiencies on the growing underlying demand for new photomasks. The resulting excess capacity created a competitive environment that led to depressed prices. The excess capacity was further exacerbated by the advent of reduction photolithography in the mid-1980's. Reduction photolithography, which allowed the use of photomasks with features five times larger than the image being etched onto the semiconductor wafer, resulted in a significant relaxation of photomask specifications and, consequently, extended the life of existing photomask technology and manufacturing facilities.

    Partly as a result of the excess capacity and depressed prices caused by the factors described above, the merchant photomask market in the United States and Europe began in 1985 to consolidate as a number of merchant suppliers acquired other merchant photomask manufacturers. Concurrent with this consolidation trend, semiconductor manufacturers began to divest their captive photomask operations by selling such operations to independent photomask merchants. Consequently, the share of the market served by the remaining independent merchants has increased significantly. The Company believes that the consolidation of photomask manufacturers was primarily caused by the significant capital requirements and competitive pricing pressures of the photomask market as a whole as well as the poor financial performance of some merchant suppliers. The number of significant independent manufacturers in North America and Europe decreased from approximately 14 in the mid-1980's to 5 in 1994. The Company believes that, in addition to excess capacity and competitive pricing, the other cause of the divestiture trend was the emergence of reliable independent photomask manufacturers, such as the Company, enabling semiconductor manufacturers to divest or limit new investment in their photomask facilities.

    The Company believes that the impact of CAD efficiencies, mask pelliclization, reduced cycle time and reduction photolithography technology that negatively affected photomask industry growth throughout the mid-1980's and the early 1990's has largely dissipated, and consequently, prices for photomasks have stabilized. As a result, the Company expects that growth in semiconductor design activity and demand will drive current photomask industry growth without the offsetting influences that previously existed. The following factors are expected to be particularly important:

    CUSTOMIZATION OF SEMICONDUCTOR DESIGNS. Increasing demand for semiconductors including application specific integrated circuits (ASICs), application specific standard products (ASSPs), embedded microcontrollers and a growing variety of memory products has generated demand for photomasks as each new type of semiconductor device requires additional new photomasks.

    INCREASING DEVICE COMPLEXITY. As the complexity of semiconductor devices has increased in response to continued efforts to improve the functionality of these devices through greater transistor densities and smaller feature sizes, the number of photomasks used in the manufacture of a single integrated circuit has also increased. For example, the number of photomasks typically required for the manufacture of microprocessors in 1991 was 14 as compared to 22 photomasks for the current most advanced generation of microprocessors.

    DECREASING SIZE OF SEMICONDUCTOR DESIGNS. The semiconductor industry's growth is driven by its ability to produce smaller and more powerful semiconductor chips at lower costs. Development of increasingly small design features is likely to generate increased demand for high-value, advanced photomasks that can accurately and reliably replicate intricate design features.

    NEW WAFER FABRICATION FACILITIES. Semiconductor manufacturers have announced plans to increase investment in new state-of-the-art wafer fabrication facilities and upgrades of existing facilities. New wafer fabrication facilities are likely to utilize improved lithography equipment which typically increases demand for technologically advanced photomasks.

    PROLIFERATION OF SEMICONDUCTOR APPLICATIONS. Semiconductor devices of all types are continuing to proliferate into new products, including cellular telephones, pagers, automobiles, medical products, household appliances and other electronic consumer products. In addition, the demand for semiconductor devices from traditional markets such as personal computers is growing significantly as semiconductor content in electronic systems increases and as personal computers expand into new market segments such as home use.

    The Company believes that certain of these trends are changing the nature of the photomask industry and its importance in the semiconductor manufacturing process. Photomasks are reemerging as a critical and enabling technology in the semiconductor manufacturing process, and the photomask market is expected to experience greater growth as a result. Semiconductor design rules have recently advanced so that even "5X" reduction ratios require photomasks with submicron features. Future semiconductor devices are expected to require features below the resolution limit of existing photolithography equipment. Advanced photomask technologies such as phase shift and optical proximity correction masks can extend the optical resolution of existing photolithography equipment, thereby delaying the significant investment required for new semiconductor manufacturing equipment. In addition, as semiconductor line widths become as small as the wavelength of the illumination sources in optical lithography, the semiconductor manufacturing process becomes increasingly dependent on high-precision photomasks with tighter specifications and tolerances. Future generations of wafer lithography equipment are expected to increase the need for high precision photomasks, thereby further increasing demand for advanced photomasks that have tighter specifications. All of these changes in the semiconductor industry are increasing the already important role of photomasks and driving the need for the continuing development of advanced photomasks. See "Risk Factors."

PRODUCTS AND TECHNOLOGY

PHOTOMASKS

    Photomasks are high-purity quartz or glass plates containing precision, microscopic images of integrated circuits that are used as masters (equivalent to "negatives" in a photographic process) to optically transfer such microscopic images of circuit patterns onto semiconductor wafers during the fabrication of semiconductor integrated circuits and discrete devices. In producing a semiconductor, a photomask is usually placed in a photolithography tool, called a stepper, to make numerous reproductions of the pattern image on semiconductor wafers. This reproduction is typically accomplished by transferring light through the photomask onto a photoresist that was spin-coated onto the surface of the semiconductor wafer. The areas of the photoresist that have been exposed to light are then dissolved by chemical developers and subjected to further processing, such as etching, ion implantation and metal deposition. Successive steps of lithography, deposition and processing gradually create the multiple layers of conducting, semiconducting and insulating patterns that make up the millions of transistors found in a modern semiconductor device.

    Photomasks are manufactured by the Company in accordance with semiconductor design data provided on a confidential basis by its customers. The final design of each integrated circuit results in a set of precise individual circuit patterns to be imaged onto a series of typically 10 to 22 separate photomask levels. The complete set of patterned photomasks is required to manufacture the customer's integrated circuit design. Upon receipt of a customer's circuit design, the Company converts the design to pattern data, which are used to control an electron or laser beam that exposes the circuit pattern onto a thin layer of photosensitive polymer, called a photoresist, covering the opaque chrome layer of the photoblank. The exposed areas are dissolved by chemical developers, and the thin chrome layer of the photoblank is etched to replicate the customer design pattern on the photomask. Subsequently, the photomask is inspected for defects, its critical dimensions are confirmed and any defects are repaired. Pellicles are then mounted onto the masks, and the masks are delivered to the customer.

    The Company manufactures a broad range of photomasks for varying customer applications, including applications requiring the use of leading edge photomasks. The Company manufactures these products using multiple production techniques, including electron beam and laser exposure as well as lower cost optical exposure techniques.

PHOTOBLANKS AND PELLICLES

    Photomasks are manufactured from photoblanks, which are highly polished quartz or glass plates coated with ultra-thin layers of chrome and photoresist. The photomask is protected from particle contamination by an ultra-thin, frame-mounted transparent film, called a pellicle. The pellicle when mounted on the photomask creates a sealed contamination-free environment for the photomask pattern. Because the Company is the only photomask manufacturer that also manufactures and markets both photoblanks and pellicles, it believes that it has a competitive advantage in managing the supply, quality and cost of its principal component materials. Photoblanks and pellicles constitute approximately 80% of the materials costs associated with photomask production. Between 70% and 80% of the Company's demand for these critical components is internally supplied.

    The production of photoblanks requires ultra pure chrome deposition on highly polished and extremely flat quartz or glass substrates. The Company purchases virgin quartz substrates primarily from Shin Etsu Handotai Co., which is the world's largest producer of these substrates. In addition, the Company recycles quartz substrates which have been repolished in order to reduce cost and dependence on external suppliers. The Company acquires between 20% and 30% of the photoblanks it uses to manufacture photomasks from Hoya Corp. and others that serve as a backup to the Company's own production. The quality and properties of photoblanks strongly affect the yield and quality of photomasks.

    Pellicles are produced from nitrocellulose or other polymer solutions that the Company prepares or purchases. The ultra thin film is typically precision coated with an anti-reflective layer to improve optical performance characteristics. Material properties and manufacturing conditions are carefully tuned to match the pellicle's light transmission properties with the requirements of the specific semiconductor lithography application. The Company has introduced proprietary pellicle films that are specifically designed to withstand the powerful DUV radiation found in the emerging generation of advanced steppers. In addition, the Company is developing contamination resistant features for the pellicle frame assembly. The Company holds five patents covering various aspects of pellicle technology, with two patents pending. To assure a backup supply, the Company purchases approximately 20% to 30% of the pellicles it uses to manufacture photomasks from several other suppliers. See "Risk Factors."

GLOBAL MANUFACTURING AND OPERATIONS

    Since 1991, DPI has operated globally with established manufacturing facilities in North America, Europe and Asia. In North America, the Company operates photomask manufacturing facilities in Round Rock, Texas; Santa Clara, California; and Kokomo, Indiana. In Europe, the Company's manufacturing facilities are located in Rousset, France and Hamburg, Germany, and it is planning to construct a third photomask manufacturing facility on a "greenfield" site near Glasgow, Scotland. In Asia, the Company currently operates a manufacturing facility in Ichon, Korea and is participating in the construction of a facility with its joint venture partner in Shanghai, China. The Company believes that its global presence is important for meeting the supply needs of multi-national customers as it facilitates the Company's ability to supply quality products to its customers' worldwide locations on a timely basis. Close proximity to customers is important because of rapid delivery requirements and the need for frequent personal interactions. As a result, each manufacturing facility primarily supplies local semiconductor manufacturers.

Moreover, each of the Company's manufacturing facilities is connected by a data transmission network, which allows these facilities to transfer confidential customer design data and manufacturing instructions rapidly and coordinate manufacturing responsibility with the Company's other facilities. By being able to transfer information throughout the world with this network, the Company is able to optimize capacity utilization, thereby lowering production costs while providing effective customer service on a local level. In addition, a trend is developing whereby semiconductor manufacturers in certain regions are beginning to specialize in certain technologies. For example, semiconductor manufacturers in Korea are rapidly assuming global leadership in DRAMS. Because of its global network, the Company believes that it is well positioned to flexibly manage its capacity, enabling it to use all its manufacturing facilities in order to take advantage of regional opportunities.

    Approximately 25% of the Company's sales in fiscal 1996 were in Europe. Through its manufacturing facilities in Germany and France, the Company supplies photomasks to the major European semiconductor manufacturers. In addition, through its planned facility in Glasgow, Scotland, the Company will be able to serve numerous semiconductor customers of DPI that have established, or are planning to establish, manufacturing operations in the United Kingdom and the Republic of Ireland. In addition, this facility will also serve customers in other European countries.

    The Company's photomask sales in Asia have grown approximately 79% from fiscal 1994 to fiscal 1996. The Company supplies photomasks to semiconductor manufacturers principally in Korea through its facility in Ichon, Korea. This facility also serves customers located in Japan, Hong Kong, Taiwan and Singapore. In addition, the Company is expanding its Asian operations to China. As part of a joint venture, the Company is participating in the construction of a manufacturing facility, which it expects will begin producing photomasks in fiscal 1997. The Company is a majority owner of this joint venture.

    The photomask market in Japan is estimated to have been approximately 50% of the worldwide market over the last five years. The Japanese market is predominantly served by captive Japanese suppliers and three significant local independent suppliers. The Company is beginning to serve semiconductor manufacturers in Japan through its facility in Ichon, Korea.

    Each of the Company's manufacturing sites is ISO-9002 qualified. The Company manufactures photomasks in clean rooms designed to provide a contamination-free, temperature and humidity controlled environment. These clean rooms are similar to those used in the manufacture of semiconductors. The Company's historical emphasis on product research and development has carried over to process technology and has resulted in the development of production facilities equipped with state-of-the-art manufacturing equipment. See "Risk Factors."

CUSTOMERS

    The Company is the principal photomask supplier of many of the leading global semiconductor manufacturers. Essentially, all the Company's sales are to customers in the semiconductor manufacturing industry.

    In fiscal 1996, the Company's two largest customers, Motorola and SGS-Thomson, in the aggregate, accounted for approximately 25% of the Company's sales and individually each accounted for over 10% of the Company's sales. The Company's largest 10 customers, in the aggregate, accounted for more than half of sales.

    The Company has entered into multi-year, non-exclusive supply agreements with some of its customers, including Lucent Technologies, Motorola, Philips and SGS-Thomson. Each agreement is separately negotiated and therefore specific terms vary. See Note 2 to the Notes to Financial Statements. See "Risk Factors."

COMPETITION

    The photomask industry is highly competitive, and most of the Company's customers utilize more than one photomask supplier. Because of its global presence, the Company competes with different independent manufacturers in each local geographic region in which it operates. In North America, the Company competes primarily with Photronics, Inc. ("Photronics") and, to a lesser extent, with other smaller independent photomask suppliers. In Europe, the Company competes primarily with Compugraphics International Limited and Photronics and in Asia, the Company primarily competes with Dai Nippon Printing, Hoya Corp., Taiwan Mask Corporation and Toppan. The Company expects that some of its competitors will expand operations to international markets in order to better meet the needs of international customers and take advantage of new growth opportunities. For example, Photronics has, among other undertakings, made certain acquisitions in Europe and has recently opened a manufacturing facility in Singapore. The Company expects to face continued competition from these and other suppliers in the future, including P.K. Ltd. (formerly Anam S&T Co. Ltd.) in Korea.

    On time delivery of defect-free photomasks at competitive prices historically has been the important competitive factor in the industry. The Company believes that with the increasing importance of leading edge photomask technology in the semiconductor manufacturing process, the ability to manufacture these advanced photomasks will also be an important competitive factor. The Company also believes that its ability to develop the most advanced photomasks provides a more cost effective alternative to the formation of captive operations, which require significant capital investments and operating costs to develop the requisite manufacturing expertise. See "Risk Factors."

RESEARCH AND DEVELOPMENT

    The photomask industry has been and is expected to continue to be characterized by rapid technological change. In order to remain competitive, the Company expects that it will be required to anticipate, respond to and utilize changing technologies.

    The Company intends to continue to invest in research and development in order to ensure its technological capabilities. The Company is focusing its research and development in three areas: (i) the enhancement of existing products by improving manufacturing techniques and technologies; (ii) the development of leading edge photomask products such as phase shift masks, masks with optical proximity correction and advanced specification masks; and (iii) the development of advanced materials needed for the manufacture of leading edge photomasks. In addition, the Company is currently negotiating an agreement with three other companies that, if consummated, would result in the formation of a joint venture to develop advanced photomask fabrication technologies.

    The Company has developed advanced photomask products for customers using leading edge lithography technologies in three categories: (i) masks with extremely tight specifications, (ii) phase shift masks and (iii) masks with optical proximity correction. Advanced specification photomasks permit the customer to use a variety of lithography technologies since the high quality and tight tolerances of the photomask permit greater flexibility in the semiconductor manufacturing process. Phase shift masks and masks with optical proximity correction typically require extremely tight specifications coupled with additional unique characteristics. Phase shift masks are photomasks that alter the phase of the light passing through the photomask permitting improved depth of focus and resolution on the wafer. Optical proximity correction masks are photomasks with submicron features that help minimize optical distortions on the wafer and therefore permit improved image fidelity. The demand for these products has grown during the past two years as customers search for cost effective, less capital intensive methods for improving current semiconductor fabrication yields and shrinking feature sizes. All three of these product categories provide opportunities for semiconductor manufacturers to produce more advanced products with existing lithography equipment. Therefore, these advanced photomasks are expected by the Company to enable semiconductor manufacturers to delay significant capital investment in new generation steppers.

    The Company is enhancing its existing products through worldwide integrated engineering, capital investment for improved capability and beta testing of leading edge equipment. Product enhancements in the past led to the development of technology currently used to produce photomasks compatible with 0.5 micron semiconductor lithography. This technology is providing the platform for the development of manufacturing technologies consistent with 0.35 micron semiconductor lithography at high yields and rapid cycle time. The Company has been a leader in the development of leading edge photomasks products, such as phase shift, optical proximity and advanced specification masks. In addition to its internal development efforts, the Company has participated in several development programs supported by SEMATECH Inc. in the United States and the Joint European Submicron Strategic Initiative in Europe with respect to advanced products. The Company's research and development of photomask component materials is also responding to the technology demands of semiconductor manufacturers through the development of improved materials needed to produce advanced photomasks. Recent examples of such materials developments include low stress chrome blanks, pellicles with contamination-control features and attenuated embedded chrome blanks for phase shift masks.

    The Company has established a research and development group that consists of trained and experienced personnel. The capabilities of this group have been augmented by its access to DuPont's corporate science and engineering resources. There are certain elements of DuPont's material science expertise and its analytical capabilities that are relevant to photomask research and development. The Company will continue to have access to DuPont's corporate science and engineering for a period of five years pursuant to a research, development and consulting agreement between the Company and DuPont, which will provide the Company with a supplement to its core research and development program. See "Risk Factors."

PATENTS, COPYRIGHTS, TRADEMARKS AND LICENSES

INTELLECTUAL PROPERTY

    The Company believes that the success of its business depends primarily on its proprietary technology, information and processes and know-how, rather than on patents or trademarks. Much of the Company's proprietary information and technology relating to manufacturing processes is not patented and may not be patentable. Certain aspects of the Company's photoblanks and pellicles technologies are, however, protected by ten patents or patent applications. They include product patents for certain types of attenuated, embedded phase shift blanks and DUV pellicles. While the Company considers its patents to be valuable assets, it does not believe that its competitive position is dependent on patent protection or that its operations are dependent on any individual patent. The Company believes instead that the success of its business depends primarily on its ability to maintain lead time in developing its proprietary technology, information and processes and know-how. Nevertheless, the Company attempts to protect its intellectual property rights with respect to its products and manufacturing processes through patents, trademarks and trade secrets when appropriate as part of its ongoing research, development and manufacturing activities. The Company also relies on non-disclosure agreements with employees and vendors to protect its proprietary processes.

CORPORATE TRADENAME AND TRADEMARK AGREEMENT

    The Company and DuPont have entered into a corporate tradename and trademark agreement dated as of May 16, 1996 (the "Corporate Tradename Agreement"), whereby DuPont will license to the Company (i) use of the tradename "DuPont" as part of the Company's name and (ii) use of the trademark DuPont in Oval as part of the Company's corporate logotype. DuPont may terminate the Corporate Tradename Agreement upon 90 days written notice in the event that: (i) DuPont and/or its affiliates cease to hold 51% of the total outstanding Common Stock of DPI; (ii) DPI purports to assign or otherwise transfer the Corporate Tradename Agreement without DuPont's written consent; or (iii) DPI uses the tradename "DuPont" other than under the terms of the Corporate Tradename Agreement. In addition,

DuPont may terminate the Corporate Tradename Agreement upon 90 days written notice for any reason after January 1, 2000. Upon termination of the Corporate Tradename Agreement, DPI will be obligated to: (i) change its name so that the tradename "DuPont" is omitted therefrom; (ii) cease to use the tradename "DuPont" or any similar tradename as part of its corporate name or in any other manner whatsoever; and (iii) cease to use the DuPont in Oval trademark. See "Risk Factors."

EMPLOYEES

    As of June 30, 1996, the Company had approximately 1,225 employees worldwide, of whom approximately 10% have engineering or technical degrees.

    The Company has no employees who are represented by a union. The Company's German subsidiary, however, is subject to German law, which binds it, as a member of a selected industry group, to agreements reached by industry management and employee representatives. The Company believes that it has a good relationship with its employees. See "Risk Factors."

RISK FACTORS

    The Company's business is subject to various risks and uncertainties. The following factors should be carefully considered in reading this report.

CAPITAL INTENSIVE INDUSTRY

    Due to the capital intensive nature of photomask manufacturing operations, at a given threshold of manufacturing capacity, a high proportion of the Company's operating costs remain relatively constant as sales volume increases or decreases. To the extent the Company has under-utilized production capacity, operating profit increases or decreases significantly as sales volume increases or decreases. The Company has, for the most part, fully utilized its existing capacity and anticipates that operating costs will increase as it adds capacity to position itself for future growth. A decrease in capacity utilization could have a material adverse effect on the Company's results of operations.

RAPID TECHNOLOGICAL CHANGE

    The photomask industry is characterized by rapid technological change and new product introduction and enhancements that require photomask manufacturers to make significant and ongoing capital investments. In particular, as semiconductor pattern sizes continue to decrease, the demand for more technologically advanced photomasks is likely to increase. The Company believes it must continue to enhance its existing products and to develop and manufacture new products and upgrades with improved capabilities. The Company's inability to anticipate, respond to or utilize changing technologies could have a material adverse effect on the Company's results of operations. Also, there can be no assurance that additional research and development investments by the Company will result in any technological innovations.

    Technological advances achieved by a competitor, leading to the commercial availability of alternate methods of transferring circuit designs onto semiconductor wafers without the use of photomasks, including direct write lithography, could have a material adverse effect on the Company's results of operations or financial position. An alternative to photomasks lithography is direct-write lithography, which writes the circuit pattern directly onto the semiconductor wafer without the use of a photomask. The direct-write method generates patterns onto a wafer slowly and therefore is not currently useful for high-volume, commercial device manufacturing. A significant advance in this technology, however, would have a material adverse effect on the Company's business and results of operations.

RELATIONSHIP WITH AND DEPENDENCE ON SEMICONDUCTOR INDUSTRY

    Substantially all the Company's sales are derived from semiconductor manufacturers. Growth in the demand for semiconductors does not necessarily lead to an increase in the demand for photomasks. Changes in semiconductor designs or applications, such as a reduction in customization, increased standardization or other technological and manufacturing advances, could reduce demand for photomasks even if the demand for semiconductors increases. Technological and manufacturing advances in the semiconductor industry could have a material adverse effect on the demand for photomasks.

    In addition, contractions or downturns in the semiconductor industry could lead to a decrease in the demand for photomasks. The semiconductor industry is highly cyclical and has been subject to significant economic downturns at various times. Future downturns in the semiconductor industry could have a material adverse effect on the Company's results of operations.

CONCENTRATION OF CUSTOMERS

    In fiscal 1996, the Company's largest 10 customers, in the aggregate, accounted for more than half of sales. All these customers are in the semiconductor industry. The loss of, or a significant reduction of orders from, any of these customers could have a material adverse effect on the Company's results of operations. See Note 4 to the Notes to Financial Statements.

CONCENTRATION OF AND DEPENDENCE ON SUPPLIERS

    The Company relies on a limited number of photomask equipment manufacturers to develop and supply the equipment used in the photomask manufacturing process. There are currently lead times of approximately 9 to 18 months between the order and the delivery of certain photomask imaging and inspection equipment, including electron beam and laser beam photomask imaging systems. There can be no assurance that the equipment manufacturers will successfully develop or deliver on a timely basis such imaging and inspection equipment. Failure to develop on a timely basis such equipment could have a material adverse effect on the Company's business or results of operations.

    In addition, the Company does not have long term supply agreements with any of its raw materials suppliers, and it has historically relied primarily on one supplier for the quartz plates used in the manufacture of photoblanks, which are a key component in the manufacture of photomasks. Any disruption in the Company's supply relationships or any delays in the shipment of supplies or equipment, particularly the supply of quartz plates, could result in delays or reductions in the product shipments by the Company or increases in product costs that could have a material adverse effect on the Company's operating results in any given period. In the event of such disruption, there can be no assurance that the Company can develop alternative sources within reasonable time frames, or if developed, that such sources would provide such supplies or equipment at prices comparable with those charged by the Company's suppliers prior to such disruption.

COMPETITION; REVERSAL OF CONSOLIDATION TREND

    The Company competes with a limited number of captive photomask operations when such operations have excess capacity. Beginning in the mid-1980's, a trend developed toward the divestiture or closing of captive photomask operations by semiconductor manufacturers. There can be no assurance that this trend will continue or that it will not reverse, thereby increasing competition and reducing the demand for photomasks produced by independent photomask suppliers like the Company. In particular, as photomasks continue to reemerge as a critical and enabling technology in the semiconductor manufacturing process, there can be no assurance that semiconductor manufacturers will not form new captive operations to ensure that their photomask needs are met, particularly for advanced and leading edge photomasks.

SIGNIFICANT INTERNATIONAL OPERATIONS

    Approximately 43% of the Company's sales in fiscal 1996 were derived from sales in non-U.S. markets. The Company expects sales from non-U.S. markets to continue to represent a significant portion of total sales. The Company operates three manufacturing facilities as well as sales and technical support service centers in Europe and Asia. In addition, DPI is currently participating in the construction of a manufacturing facility in Shanghai, China as part of a joint venture arrangement with the Shanghai Institute of Metallurgy and intends to construct a photomask manufacturing facility on a greenfield site near Glasgow, Scotland.

    Non-U.S. operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies, and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material effect on the Company's results of operations. The financial statements reflect remeasurement of items denominated in non-U.S. currencies to U.S. Dollars, the Company's functional currency. Exchange gains or losses are included in income in the period in which they occur. Prior to the Initial Public Offering, DuPont managed the Company's exposure to fluctuations in currency exchange rates as part of its overall management of exchange rate exposure. No separate hedging of the Company's exchange rate exposure was undertaken. Accordingly, the financial statements do not reflect any hedging activities. However, the Company plans to independently monitor its exchange rate exposure and attempt to reduce such exposure in the future by hedging. Subsequent to June 30, 1996, the Company entered into a forward contract designed to reduce such exposure. There can be no assurance that such forward contract will be adequate to eliminate, or even mitigate, the impact of the Company's exchange rate exposure. The risks associated with non-U.S. operations have not, to date, had a material adverse impact on the Company's liquidity and results of operations. There can, however, be no assurance that such risks will not have a material adverse impact on the Company's liquidity and results of operations in the future.

DEPENDENCE ON MANAGEMENT AND TECHNICAL PERSONNEL

    The Company's future success depends upon, in part, qualified managerial, engineering and technical personnel, as well as the Company's ability to continue to attract and retain additional personnel. The Company's inability to attract and retain additional qualified personnel could have a material adverse effect on the Company's results of operations.

CONTROL BY AND RELATIONSHIP WITH DUPONT

    Upon completion of the Initial Public Offering, DuPont, through DCEO, owns approximately 69.5% of the outstanding Common Stock of the Company. As a result, DuPont has sufficient voting power to control the direction and policies of the Company, including any merger, consolidation or sale of all or substantially all of the assets of the Company, to elect the members of the Board of Directors of the Company, and to prevent or cause a change in control of the Company. DuPont has advised the Company that it expects to reduce its ownership interest in the Company over time subject to prevailing market and other conditions.

    Historically, the Company has derived certain tangible and intangible benefits from being a subsidiary of DuPont. The current relationship between the Company and DuPont is defined pursuant to several transitional agreements. While these agreements will continue to provide the Company with certain benefits, the Company is only entitled to the ongoing assistance of DuPont for a limited time and it may not enjoy benefits from its relationship with DuPont beyond the term of the agreements, including benefits derived from DuPont's reputation, research and development, supply of raw materials, trade names and trademarks and credit support. There can be no assurance that the Company upon termination of such assistance from DuPont will be able to provide adequately such services internally or obtain favorable arrangements from third parties to replace such services.

NO INDEPENDENT OPERATING HISTORY PRIOR TO THE OFFERING

    Prior to the Initial Public Offering, the Company was a wholly-owned subsidiary of DuPont, and had no independent operating history. Since the Initial Public Offering, the Company is developing financial, management, administrative, research and other resources previously provided by DuPont, which are necessary to operate successfully as an independent public company. Although the Company and DuPont have entered into several agreements that are, in part, intended to ease the Company's transition to an independent public company, there can be no assurance that the Company will be able to develop these resources.

INTELLECTUAL PROPERTY

    There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar processes. In addition, there can be no assurance that third parties will not claim that the Company's current or future products infringe on their proprietary rights. Any such claim, with or without merit, could result in costly litigation or might require the Company to enter into licensing agreements.

FLUCTUATIONS IN QUARTERLY AND ANNUAL EARNINGS

    The Company's quarterly and annual operating results are affected by a wide variety of factors that could adversely affect sales or profitability or lead to significant variability of operating results. These factors include the volume and timing of orders shipped. Since the Company's business is characterized by short term orders and shipment schedules without a significant backlog for products, substantially all of the Company's sales in any quarter are dependent upon orders received during that quarter, which limits the Company's ability to respond to a changing business environment. In addition, changes in the mix of products sold, market acceptance of the Company's and its customers' products, competitive pricing pressures, the Company's ability to meet increasing demand and delivery schedules, fluctuation in manufacturing yields, fluctuations in currency exchange rates, cyclical semiconductor industry conditions, the Company's access to advanced process technologies and the timing and extent of product and process development costs could also affect operating results. Moreover, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls due to the need to make ongoing and significant capital investments. As a result of the foregoing and other factors, there can be no assurance that the Company will not experience material adverse fluctuations in future operating results on a quarterly or annual basis. Results of operations in any period therefore should not be considered indicative of the results to be expected for any future period.

CHANGES IN GOVERNMENTAL LAWS AND REGULATIONS

    The Company is subject to numerous governmental laws and regulations, including, for example, environmental, tax and occupational safety and health. Changes in these laws and regulations may have a material adverse effect on the Company's financial position and results of operations.

ITEM 2.  PROPERTIES

FACILITIES

    The Company conducts manufacturing operations throughout the world. Each of these operations is ISO-9002 qualified. The Company believes that its facilities are adequate and suitable for their respective uses. The table below presents certain information (as of June 30, 1996) relating to the Company's principal manufacturing and support facilities.

                                                                            TYPE OF
LOCATION                                        FLOOR SPACE SQUARE FEET     INTEREST        PRODUCTS
- ----------------------------------------------  -----------------------  --------------  --------------
NORTH AMERICA
  Round Rock, Texas                                     54,000               Owned         Photomasks
  Santa Clara, California                               38,000               Leased        Photomasks
  Kokomo, Indiana                                       42,000               Owned         Photomasks
  Poughkeepsie, New York                                23,000               Owned         Photoblanks
  Danbury, Connecticut                                  55,000               Owned         Pellicles

EUROPE
  Rousset, France                                       24,000               Leased        Photomasks
  Hamburg, Germany                                      22,000               Leased        Photomasks

ASIA
  Ichon, Korea                                          102,000              Owned         Photomasks
  Shanghai, China                                (under construction)    Jointly Owned     Photomasks

    The facility in Round Rock, Texas not only operates as a manufacturing facility but also is the Company's primary research and development center. The Company owns most of the manufacturing equipment at its facilities. The executive offices of the Company are located at 100 Texas Avenue, Round Rock, Texas 78664, and its telephone number is (512) 388-8859.

    Facilities and property located in Santa Clara and Hamburg are leased under leases that expire in 2001 and October 2022, respectively. The facility at Rousset is leased under a lease that expires in April 1998 at which point the Company has an option to take ownership of the facility upon payment of taxes and expenses relating to the conveyance. The Company also maintains customer service data centers in leased facilities in Beaverton, Oregon and Dallas, Texas.

    The Company's Santa Clara facility is in a seismically active area. Although the Company has obtained business interruption insurance, a major catastrophe (such as an earthquake or other natural disaster) at any of its sites could result in a prolonged interruption of the Company's North American business.

ENVIRONMENTAL MATTERS

    The operations of the Company and its ownership of real property are subject to federal, state, local and foreign environmental laws and regulations that govern, among other things, the discharge of pollutants into the air and water and the handling, use, storage, disposal and clean-up of solid and hazardous waste. Compliance with such laws and regulations requires the Company to incur capital expenditures and operating costs in connection with its ongoing operations. In addition, such laws and regulations may impose liabilities on owners and operators of businesses and real property without regard to fault and may be joint and several with other parties. The Company estimates that capital expenditures relating to environmental matters will be approximately $260,000 in each of fiscal 1997, 1998 and 1999. In addition, the Company expects to incur expenses relating to environmental matters of approximately $1 million in each of fiscal 1997, 1998 and 1999. More stringent environmental laws and regulations may be enacted in the future, which may require the Company to expend additional amounts on environmental compliance or may require modifications in the Company's operations. Although the Company is unable to predict the extent of its future liability with respect to any environmental matters, the Company believes, based upon current information, that environmental liabilities will not be material to its financial condition or results of operations. With respect to any environmental contamination present on the Company's manufacturing sites at the time of the Initial Public Offering or present at any such site as a result of the Company's manufacturing operations due to the generation, use, treatment, storage, or disposal of hazardous waste or hazardous materials prior to the date of the Initial Public Offering, the Company will be indemnified by DuPont pursuant to an agreement between DuPont and the Company effective the date of the Initial Public Offering. The Company will be solely responsible for any environmental liabilities resulting from its operations following the consummation of its Initial Public Offering.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not currently involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                       EXECUTIVE OFFICERS OF THE COMPANY

    The following is a list, as of September 17, 1996, of the Company's executive officers, each of whom has been an executive officer since December 21, 1995.

                                                                                                        AGE
                                                                                                        ---
Chief Executive Officer:
  J. Michael Hardinger (1)........................................................................          49

Other Executive Officers:
  Preston M. Adcox, President and Chief Operating Officer.........................................          53
  Gerard Cognie, Executive Vice President--European Operations....................................          51
  David S. Gino, Executive Vice President--Finance and Chief Financial Officer....................          38
  Van H. Leichliter, Executive Vice President, General Counsel and Secretary......................          52
  Kenneth A. Rygler, Executive Vice President--Marketing and Sales................................          52

- ------------------------

(1) Member of the Board of Directors.

    J. MICHAEL HARDINGER. Mr. Hardinger is Chairman of the Board of Directors and Chief Executive Officer of the Company, positions he assumed as a part of the global realignment of the photomask business. He joined DuPont in 1970 and has served in a number of management positions with DuPont, including Vice President and General Manager of DuPont's Acrylics and Consumer Products Business from 1990 until 1993. He was Vice President--DuPont Corporate Sourcing prior to assuming his position with the Company.

    PRESTON M. ADCOX. Mr. Adcox is President and Chief Operating Officer of the Company. He joined DuPont in 1967 and has held a number of manufacturing and technology management positions. He became a Managing Director in DuPont's Semiconductor Materials Business in 1988 and has had global responsibility for DuPont's photomask operations since that time. He was a member of the Board of Directors of Etec Systems Inc. from 1990 to early 1995. Since 1988, he has served on the Board of Directors of Semi-Sematech, an organization representing U.S. equipment and material suppliers to the semiconductor manufacturing industry.

    GERARD COGNIE. Mr. Cognie is Executive Vice President--European Operations of the Company. He joined DuPont in 1968 and since 1988 has served as the Director of Photomask Europe and the Chairman of the Board of DuPont Photomask (France). He has also served as the Director of Electronics for DuPont France since 1985.

    DAVID S. GINO. Mr. Gino is Executive Vice President, Finance and Chief Financial Officer of the Company. He joined DuPont in 1987 after serving as Chief Financial Officer and Controller of Master Images, Inc. until it was acquired by DuPont in 1987. He has held a number of financial and business management positions with DuPont's semiconductor materials, imaging systems and printing and publishing businesses.

    VAN H. LEICHLITER. Mr. Leichliter is Executive Vice President and General Counsel of the Company. He also serves as Corporate Secretary. He joined DuPont in 1970 as a commercial lawyer and he has held a number of legal advisory positions with DuPont.

    KENNETH A. RYGLER. Mr. Rygler is Executive Vice President--Marketing and Sales of the Company. He joined DuPont in 1964 and held numerous sales, marketing, planning and business development management positions.

    The Company's executive officers are elected or appointed for an indefinite term, and until their successors are elected or appointed.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is listed on the NASDAQ National Market under the symbol "DPMI". The number of record holders of common stock was 77 at September 17, 1996.

    The high and low sales prices of Company stock for the period from June 14, 1996, the first trading day after the Initial Public Offering, to June 30, 1996 were $23.50 and $19.25, respectively.

    Since June 13, 1996, the Company has not paid any dividends. The Company currently intends to retain its earnings to finance future growth and therefore does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of dividends, if any, will be subject to the discretion of the Company's Board of Directors and will depend on the Company's earnings, capital requirements, financial condition, statutory restrictions and other factors deemed to be relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

                           Five-Year Financial Review
                             (Dollars in thousands)

                                                1992        1993        1994        1995        1996
                                             ----------  ----------  ----------  ----------  ----------
Sales......................................  $  119,522  $  118,896  $  134,548  $  161,514  $  213,415
Net income (loss)..........................     (35,429)    (37,558)    (10,865)      4,119      26,904
Total assets...............................     185,298     176,953     160,901     171,701     227,893
Borrowings.................................      35,533       3,731       8,090       7,225      10,778
DuPont master notes........................     136,786     142,841     140,846     125,570      --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements of the Company and the related notes thereto. Prior to the Company's Initial Public Offering on June 13, 1996, it was a wholly-owned subsidiary of E.I. duPont de Nemours and Company. Therefore, the Company's historical results are not necessarily indicative of the results that would have been achieved if the Company had been independent and may not be an accurate indication of future results.

    The pro forma statement of operations estimates the effects of certain events associated with the Initial Public Offering as if such events had taken place on July 1, 1995. The unaudited pro forma statement of operations does not purport to represent what the results of operations of the Company would actually have been had certain events in fact occurred on July 1, 1995 or to project the results of operations of the Company for any future period.

                             Results of Operations
                               (Percent of sales)

                                                                             FOR THE YEARS ENDED JUNE 30,
                                                                     --------------------------------------------
                                                                                                       PRO FORMA
                                                                       1994       1995       1996        1996
                                                                     ---------  ---------  ---------  -----------
Sales..............................................................      100.0%     100.0%     100.0%      100.0%
Cost of goods sold.................................................       79.9       72.5       65.0        64.5
Selling, general and administrative expense........................       15.4       13.5       11.8        12.3
Research and development expense--net..............................        6.0        5.4        4.3         3.9
Other operating expense--net.......................................        2.2        2.2        1.6         1.4
                                                                     ---------  ---------  ---------       -----
Operating profit (loss)............................................       (3.5)       6.4       17.3        17.9
Interest expense...................................................        4.3        4.2        3.3
Exchange (gain) loss...............................................        0.2       (0.3)       0.4         0.3
                                                                     ---------  ---------  ---------       -----
Income (loss) before income taxes and minority interest............       (8.0)       2.5       13.6        17.6
Provision for income taxes.........................................                              1.3         6.2
                                                                     ---------  ---------  ---------       -----
Income (loss) before minority interest.............................       (8.0)       2.5       12.3        11.4
Minority interest in loss of majority owned joint venture..........                             (0.3)       (0.3)
                                                                     ---------  ---------  ---------       -----
  Net income (loss)................................................       (8.0)%      2.5%      12.6%       11.7%
                                                                     ---------  ---------  ---------       -----
                                                                     ---------  ---------  ---------       -----

GENERAL

    During the early 1990's, the photomask market was relatively flat. While growth in semiconductor manufacturing and new semiconductor designs generated demand for new photomasks throughout this period, the Company believes that this underlying growth was offset by advances in semiconductor and photomask design and production methods that reduced the number of photomasks required to manufacture a semiconductor device. The Company believes that weak market conditions during this period contributed to the poor financial performance of several merchant photomask manufacturers, including the Company, which had net losses of $10.9 million in 1994. Since that time, however, growth in the photomask market has resumed.

    The Company's sales increased from $134.5 million in 1994 to $213.4 million in 1996. The increase of over 58% was primarily the result of an accelerating trend in the semiconductor industry toward semiconductor device customization, which generates demand for new photomasks, semiconductor device complexity, which increases the value and number of photomask layers needed to produce a semiconductor device and the proliferation of semiconductor devices into new products and markets.

    The Company's sales have continued to diversify internationally. North American sales constituted approximately 61% of the Company's sales in 1994 compared to 57% in 1996, while sales in Europe and Asia accounted for approximately 23% and 16% of sales in 1994 compared to 25% and 18% in 1996. Sales in Europe grew approximately 70% from 1994 to 1996 from $31.1 million to $52.9 million. The increase in European sales was primarily attributable to increased business from certain of the Company's major customers. Sales in Asia grew approximately 79% from 1994 to 1996 from $21.7 million to $38.9 million. The increase in Asian sales was primarily attributable to growth experienced by semiconductor manufacturers in Korea. The Company expects sales in non-U.S. markets to continue to represent a significant portion of sales.

    Due to the capital intensive nature of photomask manufacturing operations, at a given threshold of manufacturing capacity, a high proportion of the Company's operating costs remain relatively constant as sales volume increases or decreases. To the extent that the Company has under-utilized production capacity, operating profit increases or decreases significantly as sales volume increases or decreases. In the early 1990's, the Company had excess capacity. Therefore, as sales increased from 1994 to 1996, costs associated with manufacturing remained relatively unchanged and the Company's operating profit over the period benefited. The Company has, for the most part, fully utilized its existing capacity and anticipates that operating costs will increase as it adds capacity to position itself for future growth.

YEAR ENDED JUNE 30, 1996 COMPARED TO YEAR ENDED JUNE 30, 1995

    SALES

    Sales are comprised primarily of photomask sales to semiconductor manufacturers. Sales increased 32.1% from $161.5 million in 1995 to $213.4 million in 1996. Sales in North America, Europe and Asia increased from $90.1 million, $42.0 million and $29.5 million in 1995 to $121.6 million, $52.9 million and $38.9 million in 1996. A continued increase in the demand for advanced photomasks, which have higher average selling prices, was a primary contributor to the increase in sales during this period. This shift in demand reflects a trend toward higher utilization of complex semiconductor devices with finer linewidths. The increase in sales during this period also reflects the overall increase in demand for photomasks. In addition, approximately $13 million of photomask sales to Lucent Technologies ("Lucent", formerly AT&T) were generated during 1996 under a five-year supply agreement executed in connection with the April 1995 purchase of selected photomask manufacturing equipment from an affiliate of AT&T. Under the terms of the supply agreement, Lucent has agreed to purchase certain minimum quantities of photomasks from the Company.

    COST OF GOODS SOLD

    Cost of goods sold consists of material, labor, depreciation and overhead. Cost of goods sold increased 18.6% from $117.0 million in 1995 to $138.8 million in 1996 resulting primarily from higher costs associated with increased sales. As a percentage of sales, cost of goods sold decreased from 72.5% in 1995 to 65.0% in 1996. The decrease was primarily due to continued improvements in capacity utilization including increased use of internally sourced photoblanks and pellicles.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

    Selling, general and administrative expense includes salaries of sales personnel, marketing expense, general and administrative expense and product distribution expense. Prior to January 1, 1996, general and administrative expense principally included allocated costs for services provided by centralized DuPont organizations. These allocated costs are not necessarily indicative of the costs that would have been incurred if the Company had been independent. Since January 1, 1996, general and administrative expense includes fees incurred by the Company under Administrative Service Agreements with DuPont. Selling, general and administrative expense as a percentage of sales declined from 13.5% in 1995 to 11.8% in 1996. Selling, general and administrative expense increased 15.4% from $21.8 million in 1995 to $25.2 million in 1996. The increase was due largely to increases in selling expenses corresponding to increased sales. One of the Company's challenges is attracting and retaining qualified personnel. Accordingly, the Company is currently evaluating its compensation structure vis-a-vis its competitors and anticipates that selling, general and administrative expense may increase in order for the Company's compensation structure to remain competitive.

    RESEARCH AND DEVELOPMENT EXPENSE

    Research and development expense consists primarily of employee costs, cost of material consumed, depreciation of equipment, engineering related costs and the Company's allocated share of DuPont's central research and development. These allocations were $2.0 million and $1.1 million in 1995 and 1996. Such allocations terminated December 31, 1995. Prospectively, the Company will receive services from DuPont central research and development pursuant to Administrative Service Agreements with DuPont. Research and development expense, excluding DuPont allocations, increased from $6.8 million in 1995 to $8.1 million in 1996. However, as a percentage of sales, research and development expense declined slightly compared to the prior year, reflecting increased sales. Research and development expense is net of funds the Company received from customers, industry groups such as SEMATECH Inc. and the Joint European Submicron Strategic Initiative, and government sources in the amount of $0.5 million and $0.2 million in 1995 and 1996. The Company anticipates that research and development expense will continue to increase in absolute terms in the future reflecting the Company's strategy of advancing its technological leadership. However, there can be no assurance that such expenditures will enable the Company to develop new technologies or to maintain its technological leadership.

    OTHER OPERATING EXPENSE

    Other operating expense consists primarily of costs not directly related to the manufacture of the Company's products. Historically, a significant portion of this item has been the expense associated with the early retirement of equipment resulting from technological obsolescence. The photomask industry is characterized by rapid technological change and new product introductions and enhancements which may, in the future, result in additional technological obsolescence. The timing and amounts of these retirements are uncertain and difficult to predict. Other operating expense decreased from $3.5 million in 1995 to $3.4 million in 1996.

    INTEREST EXPENSE

    Interest expense was essentially flat at approximately $7 million for both 1995 and 1996. The primary source of interest expense has been the Company's master note arrangements with DuPont. On June 28, 1996, DuPont contributed the $90.5 million balance outstanding on the master notes to the Company as a capital contribution. Therefore, the Company expects interest expense will be significantly lower in 1997.

    EXCHANGE (GAIN) LOSS

    Exchange (gain) loss consists of gains and losses resulting from the remeasurement of the Company's accounts denominated in non-U.S. currencies into U.S. Dollars, which is the Company's functional currency. Exchange gain was $0.5 million in 1995 compared to an exchange loss of $0.9 million in 1996. The loss in 1996 was primarily attributable to the fluctuation of the U.S. Dollar against the German Mark, French Franc and Korean Won.

    PROVISION FOR INCOME TAXES

    Tax expense has been determined and allocated to the Company by applying the separate taxpayer approach outlined in FAS 109. Under this approach, the Company had net operating loss carryforwards in the U.S. and Europe some of which became fully utilized during the year ended June 30, 1996. The Company's operations in Korea are subject to a government granted tax exemption. The Company will continue to enjoy the full benefits of the tax exemption in Korea until 2001 and a partial benefit thereafter until the tax exemption terminates in 2003. In actuality, the Company's results were included in consolidated tax returns filed by DuPont and the tax benefit of prior year losses was realized by DuPont.

    MINORITY INTEREST IN LOSS OF MAJORITY OWNED JOINT VENTURE

    The minority interest impact of the Company's joint venture in China was ($0.2 million) in 1995 compared to ($0.7 million) in 1996, reflecting increased pre-operating losses from, and partner funding of, the joint venture.

YEAR ENDED JUNE 30, 1995 COMPARED TO YEAR ENDED JUNE 30, 1994

    SALES

    Sales increased 20.0% from $134.5 million in 1994 to $161.5 million in 1995. Sales in North America, Europe and Asia increased from $81.7 million, $31.1 million and $21.7 million in 1994 to $90.1 million, $42.0 million and $29.5 million in 1995. In addition to a general increase in demand for most types of photomasks, the increase in sales reflects a shift in demand toward the Company's advanced photomasks, which have higher average selling prices. This shift in demand reflects a trend toward higher utilization of complex semiconductor devices with finer linewidths.

    COST OF GOODS SOLD

    Cost of goods sold increased from $107.5 million in 1994 to $117.0 million in 1995. However, as a percentage of sales, cost of goods sold decreased from 79.9% in 1994 to 72.5% in 1995. The improvement primarily reflects the Company's improved capacity utilization. In addition, the Company increased the proportion of internally sourced photoblanks and pellicles used in its photomask manufacturing which improved capacity utilization in the manufacture of these materials. Cost of goods sold was also lower due to reduced depreciation and amortization costs of $2.5 million as equipment and intangibles associated with acquisitions in the late 1980's became fully depreciated and amortized. The Company does not anticipate that benefits from decreased depreciation and amortization costs will recur in the near future as the Company invests in new capacity to meet anticipated growth in photomask demand.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

    Selling, general and administrative expense decreased as a percentage of sales from 15.4% in 1994 to 13.5% in 1995. The decrease resulted primarily from greater efficiencies associated with sales volume increases. Selling, general and administrative expense increased from $20.8 million in 1994 to $21.8 million in 1995.

    RESEARCH AND DEVELOPMENT EXPENSE

    Research and development expense, excluding DuPont allocations of $2.4 million and $2.0 million in 1994 and 1995, increased from $5.7 million in 1994 to $6.8 million in 1995, reflecting the Company's continuing focus on developing advanced photomasks. However, as a percentage of sales, research and development expense declined slightly compared to the prior year, reflecting increased sales. Research and development expense is net of funds the Company received from customers, industry groups and governmental sources in the amount of $1.6 million and $0.5 million for 1994 and 1995.

    OTHER OPERATING EXPENSE

    Other operating expense for 1994 was $2.9 million compared to $3.5 million in 1995. The increase was due largely to pre-production costs associated with the Company's joint venture in Shanghai, China.

    INTEREST EXPENSE

    The Company's interest expense increased from $5.8 million in 1994 to $7.0 million in 1995, reflecting higher interest rates.

    EXCHANGE (GAIN) LOSS

    The Company incurred a $0.3 million exchange loss in 1994 compared to a $0.5 million exchange gain in 1995 primarily due to fluctuations of the U.S. Dollar compared to the German Mark and French Franc.

    PROVISION FOR INCOME TAXES

    The Company has no provision for income taxes due to net operating losses in the U.S. and Europe and the government granted tax exemption in Korea.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital was $16.4 million at June 30, 1995 and $34.5 million at June 30, 1996. The increase in working capital for the year ended June 30, 1996 resulted principally from higher cash balances related to the Company's withdrawal from DuPont's centralized cash management system and retention of a portion of the cash proceeds from the Company's Initial Public Offering.

    Cash provided by operations was $12.4 million in 1994, $29.0 million in 1995 and $50.4 million in 1996. These increases were primarily the result of higher sales and resultant net income. The Company believes that cash provided by operations will be the Company's primary source of liquidity. Cash used in investing activities was $11.7 million in 1994, $18.6 million in 1995 and $29.4 million in 1996. The Company's most significant use of cash for investing activities was capital expenditures and acquisitions. Cash used in financing activities was $2.9 million in 1994, $7.0 million in 1995 and $8.5 million in 1996. Prior to the Company's Initial Public Offering, it participated in DuPont's centralized cash management system whereby substantially all of the net cash generated by the Company was transferred, principally via the master notes, to DuPont.

    Cash and cash equivalents were $3.9 million at June 30, 1994, $8.4 million at June 30, 1995 and $20.2 million at June 30, 1996. The increase in 1996 was primarily due to the Company retaining a portion of the net proceeds of the Initial Public Offering which the Company intends to use for general corporate purposes including capital expenditures and working capital. The Company's ongoing cash requirements will be for capital expenditures, research and product development and working capital. The Company expects capital expenditures in 1997 will be approximately $42 million. The capital expenditures for 1997 will be used primarily to expand the Company's manufacturing capacity and advance the Company's technical capability.

    The Company and DuPont have entered into a two-year credit agreement effective as of January 1, 1996 pursuant to which DuPont has agreed to provide a revolving credit/working capital facility to the Company in an aggregate amount of $30.0 million. The credit facility will serve as a back-up to cash from operations. There can be no assurance that alternative sources of financing will be available upon the expiration of such facility or that alternative sources of funding will be available if the Company's borrowing requirements exceed the facility. The credit agreement contains, among other things, covenants restricting the Company's ability to incur additional debt. In addition, there can be no assurance that, even if funding is available, the terms thereof will be attractive to the Company.

OTHER MATTERS

    The Company is currently negotiating an agreement with other companies that, if consummated, would result in the formation of a limited liability company that would develop advanced photomask fabrication technologies. The Company believes that, through its participation, it will be able to help meet the future technology needs of the semiconductor industry for advanced photomasks. There can be no assurance that final agreements will be executed or, if executed, the resultant limited liability company will yield results that are favorable to the Company.

    Non-U.S. operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material effect on the Company's results of operations. The financial statements reflect remeasurement of items denominated in non-U.S. currencies to U.S. Dollars, the Company's functional currency. Exchange gains or losses are included in income in the period in which they occur. Prior to the Initial Public Offering, DuPont managed the Company's exposure to fluctuations in currency exchange rates as part of its overall management of exchange rate exposure. No separate hedging of the Company's exchange rate exposure was undertaken. Accordingly, the financial statements do not reflect any hedging activities. However, the Company plans to independently monitor its exchange rate exposure and attempt to reduce such exposure in the future by hedging. Subsequent to June 30, 1996, the Company entered into a forward contract designed to reduce such exposure. There can be no assurance that such forward contract will be adequate to eliminate, or even mitigate, the impact of the Company's exchange rate exposure. The risks associated with non-U.S. operations have not, to date, had a material adverse impact on the Company's liquidity and results of operations. There can, however, be no assurance that such risks will not have a material adverse impact on the Company's liquidity and results of operations in the future.

    Inflation impacts the Company through increases in the cost of labor, services and raw materials. In general, these increases have been mitigated by periodic increases in the prices of the Company's products.

DISCUSSION OF PRO FORMA

    The pro forma statement of operations estimates the effects that the Initial Public Offering, various realignment transactions and the following would have had on the Company's results of operations had they occurred as of July 1, 1995:
(i) the discontinuance of DuPont's postretirement benefits and replacement of DuPont's defined benefit pension plan with the Company's defined contribution pension plan; (ii) the elimination of DuPont allocated overhead expenses that are not expected to be incurred by the Company following the Initial Public Offering; (iii) the cost of services to be provided by third parties or DuPont, pursuant to Administrative Service Agreements with DuPont and its subsidiaries, and additional employees assumed to be hired by the Company to replace those services previously provided by DuPont; and (iv) recognition of expenses relating to the Company's stock performance plan. The principal effect of these adjustments would have been a decrease in costs of goods sold of $1.2 million for 1996. In addition, selling, general and administrative expense would have increased by $1.1 million for 1996 and research and development expense would have decreased $0.9 million for 1996. As a result of these adjustments, operating profit would have increased by $1.3 million for 1996. Furthermore, elimination of the master notes would have decreased interest expense by $7.0 million for 1996. Consequently, net income (offset by an increase in the provision for income taxes) would have decreased by $1.8 million for 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Index to Financial Statements:

                                                                                               PAGE(S)
                                                                                             -----------
Report of Independent Accountants..........................................................  F-1
Statement of Operations for the Three Years Ended June 30, 1996............................  F-2
Balance Sheet at June 30, 1995 and 1996....................................................  F-3
Statement of Cash Flow for the Three Years Ended June 30, 1996.............................  F-4
Notes to Financial Statements..............................................................  F-5 to 16

    All Schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    Information with respect to the following Items is incorporated by reference to the pages indicated in the Company's Proxy Statement, dated September 26, 1996, filed in connection with the Annual Meeting of Stockholders to be held October 28, 1996. However, information regarding executive officers is contained in Part I of this report (page 15) pursuant to General Instruction G of this Form.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                                PAGE(S)
                                                                                               ---------
Election of Directors........................................................................     3 to 5
Compliance With Section 16(a) of the Exchange Act............................................         10

ITEM 11.  EXECUTIVE COMPENSATION

                                                                                                PAGE(S)
                                                                                               ---------
Executive Compensation and Other Information.................................................   13 to 15
Director Compensation........................................................................   15 to 16
Employment Contracts.........................................................................         16

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                                                                PAGE(S)
                                                                                               ---------
Beneficial Ownership of Securities...........................................................     1 to 2

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                                                                                PAGE(S)
                                                                                               ---------
Transactions and Relationship Between the Company and DuPont.................................    5 to 10

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (A) The following financial statements, financial statement schedules and exhibits are filed as a part of this Report:

       1.  Financial statements--see Index to Financial Statements on page 23

       2. Financial statement schedules--see Index to Financial Statements on page 23

       3.  Exhibits--see Index to Exhibits on page 27

    (B) Reports on Form 8-K--None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 25, 1996                  DUPONT PHOTOMASKS, INC.
                                          (Registrant)

                                          By:          /s/ DAVID S. GINO

                                             -----------------------------------

                                                        David S. Gino
                                              EXECUTIVE VICE PRESIDENT--FINANCE
                                                 AND CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

               NAME                           TITLE                  DATE
- -----------------------------------  -----------------------  ------------------

                                     Chairman of the Board
     /s/ J. MICHAEL HARDINGER          and Chief Executive
- -----------------------------------    Officer                September 25, 1996
       J. Michael Hardinger            (Principal Executive
                                       Officer)

       /s/ PRESTON M. ADCOX
- -----------------------------------  President and Chief      September 25, 1996
         Preston M. Adcox              Operating Officer

                                     Executive Vice
                                       President-- Finance
         /s/ DAVID S. GINO             and Chief Financial
- -----------------------------------    Officer                September 25, 1996
           David S. Gino               (Principal Financial
                                       and Accounting
                                       Officer)

         /s/ JOHN L. DOYLE
- -----------------------------------  Director                 September 25, 1996
           John L. Doyle

        /s/ JOHN C. HODGSON
- -----------------------------------  Director                 September 25, 1996
          John C. Hodgson

   /s/ CHARLES O. HOLLIDAY, JR.
- -----------------------------------  Director                 September 25, 1996
     Charles O. Holliday, Jr.

        /s/ PETER G. KEHOE
- -----------------------------------  Director                 September 25, 1996
          Peter G. Kehoe

               NAME                           TITLE                  DATE
- -----------------------------------  -----------------------  ------------------

       /s/ GARY W. PANKONIEN
- -----------------------------------  Director                 September 25, 1996
         Gary W. Pankonien

        /s/ JOHN C. SARGENT
- -----------------------------------  Director                 September 25, 1996
          John C. Sargent

      /s/ MARSHALL C. TURNER
- -----------------------------------  Director                 September 25, 1996
        Marshall C. Turner

      /s/ SUSAN A. VLADUCHICK
- -----------------------------------  Director                 September 25, 1996
        Susan A. Vladuchick

                               INDEX TO EXHIBITS

    An asterisk below indicates an exhibit previously filed with the Securities and Exchange Commission as an exhibit to Registrant's Registration Statement on Form S-1, Registration No. 333-3386 (the "IPO Registration Statement"), such exhibit being incorporated by reference. Unless otherwise indicated, the number of the exhibit below is also the number of such exhibit in the IPO Registration Statement.

  EXHIBIT
  NUMBER
- -----------
       3.1   Certificate of Incorporation of the Company, as amended and restated on April 3, 1996*

       3.2   Bylaws of the Company, as amended on December 31, 1995*

       4.1   Specimen Certificate for Common Stock*

      10.1   Transitional Administrative Services Agreement between the Company and E. I. du Pont de Nemours and
             Company dated as of January 1, 1996*

      10.2   Environmental Indemnification Agreement between the Company and E. I. du Pont de Nemours dated April 30,
             1996*

      10.3   Company's Bonus Plan, as adopted by the Company's Board of Directors on March 26, 1996*

      10.4   Company's Non-employee Directors Stock Option Plan as adopted by the Company's Board of Directors on
             March 26, 1996*

      10.5   Company's Stock Performance Plan as adopted by the Company's Board of Directors on March 26, 1996*

      10.6   Company's Founders Stock Option Plan, as adopted by the Company's Board of Directors on March 26, 1996*

      10.7   Registration Rights Agreement between the Company and DuPont Chemical and Energy Operations, Inc. dated as of December 31, 1995*

      10.8   Tax Indemnification Agreement among the Company, DuPont Chemical and Energy Operations, Inc. and E. I.
             du Pont de Nemours and Company dated May 14, 1996*

      10.9   Credit Agreement between the Company and DuPont Chemical and Energy Operations, Inc. dated as of January
             1, 1996*

      10.10  Letter Agreement between J. M. Hardinger and E. I. du Pont de Nemours and Company dated as of September
             21, 1995*

      10.11  Research, Development and Consulting Agreement between the Company and E. I. du Pont de Nemours and
             Company dated as of January 1, 1996*

      10.12  Business Transfer Agreement between DuPont Korea, Ltd. and DuPont Photomasks Korea, Ltd. dated December
             22, 1995*

      10.13  Form of Indemnification Agreement between the Company and its Directors and Officers*

      10.14  Corporate Tradename and Trademark Agreement between the Company and E. I. du Pont de Nemours and Company dated May 16, 1996*

      21     List of principal subsidiaries of the Company*

      27     Financial Data Schedule

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Dupont Photomasks, Inc.

    In our opinion, the accompanying balance sheet and the related statements of operations and of cash flows present fairly, in all material respects, the financial position of DuPont Photomasks, Inc. and its subsidiaries at June 30, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Philadelphia, Pennsylvania
August 12, 1996

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                            STATEMENT OF OPERATIONS

                                                                                                      PRO FORMA
                                                                                                     FOR THE YEAR
                                                                        YEAR ENDED JUNE 30,           ENDED JUNE
                                                                 ----------------------------------    30, 1996
                                                                    1994        1995        1996       (NOTE 1)
                                                                 ----------  ----------  ----------  ------------
                                                                                                     (UNAUDITED)

                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Sales..........................................................  $  134,548  $  161,514  $  213,415  $    213,415
Cost of goods sold.............................................     107,456     117,022     138,796       137,615
Selling, general and administrative expense....................      20,750      21,803      25,167        26,229
Research and development expense--net..........................       8,131       8,777       9,162         8,290
Other operating expense--net...................................       2,940       3,490       3,404         3,126
                                                                 ----------  ----------  ----------  ------------
Operating profit (loss)........................................      (4,729)     10,422      36,886        38,155
Interest expense...............................................       5,814       6,957       7,078            62
Exchange (gain) loss...........................................         322        (493)        886           590
                                                                 ----------  ----------  ----------  ------------
Income (loss) before income taxes and minority interest........     (10,865)      3,958      28,922        37,503
Provision for income taxes.....................................                               2,678        13,126
                                                                 ----------  ----------  ----------  ------------
Income (loss) before minority interest.........................     (10,865)      3,958      26,244        24,377
Minority interest in loss of majority owned joint venture......                    (161)       (660)         (660)
                                                                 ----------  ----------  ----------  ------------
Net income (loss)..............................................  $  (10,865) $    4,119  $   26,904  $     25,037
                                                                 ----------  ----------  ----------  ------------
                                                                 ----------  ----------  ----------  ------------
Pro forma earnings per share (unaudited).......................                                              1.65
                                                                                                     ------------
                                                                                                     ------------
Pro forma weighted average shares outstanding (unaudited)......                                        15,194,913
                                                                                                     ------------
                                                                                                     ------------

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                                 BALANCE SHEET

                                     ASSETS

                                                                        JUNE 30,
                                                                  --------------------
                                                                    1995       1996
                                                                  ---------  ---------
                                                                      (DOLLARS IN
                                                                       THOUSANDS,
                                                                    EXCEPT PAR VALUE
                                                                        AMOUNTS)
Current assets:
  Cash and cash equivalents.....................................  $   8,412  $  20,179
  Accounts receivable, trade--net...............................     27,696     32,293
  Accounts receivable, related parties..........................      1,846      4,726
  Inventories...................................................      6,830     10,227
  Deferred income taxes.........................................                 1,543
  Prepaid expenses and other current assets.....................      1,958      3,238
                                                                  ---------  ---------
    Total current assets........................................     46,742     72,206
                                                                  ---------  ---------
  Property and equipment--net...................................    113,124    123,048
  Accounts receivable, related parties..........................      1,405      1,928
  Deferred income taxes.........................................                 3,245
  Other assets..................................................     10,430     27,466
                                                                  ---------  ---------
    Total assets................................................  $ 171,701  $ 227,893
                                                                  ---------  ---------
                                                                  ---------  ---------

                     LIABILITIES, DUPONT MASTER NOTES AND OWNER'S
                         NET INVESTMENT/STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade.......................................  $   2,923  $   8,376
  Accounts payable, related parties.............................      8,076      5,885
  Accounts payable, other.......................................      7,255      2,006
  Short-term borrowings.........................................      2,960      1,454
  Income taxes payable..........................................                 2,333
  Other accrued liabilities.....................................      9,123     17,694
                                                                  ---------  ---------
    Total current liabilities...................................     30,337     37,748
                                                                  ---------  ---------
Long-term borrowings............................................      4,265      9,324
Deferred income taxes...........................................                11,588
Other liabilities...............................................      5,958      3,747
Minority interest in net assets of majority owned joint
  venture.......................................................        489        872
DuPont master notes.............................................    125,570
Commitments and contingencies
Owner's net investment..........................................      5,082
Stockholders' equity:
  Common stock, $.01 par value; 25,000,000 shares authorized;
    15,100,000 issued and outstanding...........................                   151
  Additional paid-in capital....................................               152,880
  Unrealized holding gain.......................................                11,583
                                                                  ---------  ---------
    Total liabilities, DuPont master notes and owner's net
      investment/ stockholders' equity..........................  $ 171,701  $ 227,893
                                                                  ---------  ---------
                                                                  ---------  ---------

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                                                                                       YEAR ENDED JUNE 30,
                                                                                ----------------------------------
                                                                                   1994        1995        1996
                                                                                ----------  ----------  ----------
                                                                                      (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss)...........................................................  $  (10,865) $    4,119  $   26,904
Adjustments to reconcile net income (loss) to net cash provided by operations:
  Depreciation and amortization...............................................      28,497      25,543      26,882
  (Increase) decrease in operating assets.....................................      (5,724)        486     (12,126)
  Increase (decrease) in operating liabilities................................         133      (1,159)     10,799
  Other.......................................................................         311          42      (2,028)
                                                                                ----------  ----------  ----------
    Net cash provided by operating activities.................................      12,352      29,031      50,431
                                                                                ----------  ----------  ----------
Cash flows from investing activities:
  Capital expenditures........................................................      (4,953)    (14,853)    (24,294)
  Payments for acquisitions...................................................      (7,109)     (4,000)     (6,000)
  Other.......................................................................         378         272         920
                                                                                ----------  ----------  ----------
    Net cash used in investing activities.....................................     (11,684)    (18,581)    (29,374)
                                                                                ----------  ----------  ----------
Cash flows from financing activities:
  Increase (decrease) in borrowings...........................................       1,354      (1,591)     (1,666)
  Net proceeds from issuance of common stock..................................                              72,066
  Cash paid to DuPont--net....................................................      (4,234)     (5,432)    (78,908)
                                                                                ----------  ----------  ----------
    Net cash used in financing activities.....................................      (2,880)     (7,023)     (8,508)
                                                                                ----------  ----------  ----------
Effect of exchange rate changes on cash.......................................         269       1,061        (782)
                                                                                ----------  ----------  ----------
Net increase (decrease) in cash and cash equivalents..........................      (1,943)      4,488      11,767
Cash and cash equivalents at beginning of year................................       5,867       3,924       8,412
                                                                                ----------  ----------  ----------
Cash and cash equivalents at end of year......................................  $    3,924  $    8,412  $   20,179
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION: The accompanying financial statements include the accounts of DuPont Photomasks, Inc. and its subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated. The Company's principal business is the manufacture and sale of photomasks, high-purity quartz or glass plates containing precision microscopic images of integrated circuits, to semiconductor manufacturers.

    Prior to the Company's initial public offering (the IPO) on June 13, 1996, the Company was a wholly-owned subsidiary of E.I. duPont de Nemours and Company (DuPont). At June 30, 1996, DuPont, through its wholly-owned subsidiary, DuPont Chemical and Energy Operations, Inc. (DCEO), owns 10,500,000 shares of the Company's common stock. On the IPO date, 4,000,000 shares of the Company's common stock were sold to the public. An additional 600,000 shares of common stock were sold to the public on June 14, 1996 pursuant to an over-allotment option. Retained earnings are shown assuming that the IPO occurred on June 30, 1996, the Company's year end.

    DuPont's photomask business was realigned (the Realignment) during the year preceding the IPO so that photomask operations in Germany, France, the Republic of Korea (Korea) and the Peoples Republic of China (China) which were previously owned by various DuPont subsidiaries are owned by wholly-owned subsidiaries of the Company. In this context, prior to the Realignment, no direct ownership relationship existed. Therefore, DuPont's net investment is shown in lieu of stockholders' equity at June 30, 1995. Income and expenses related to the Realignment have been eliminated and are not presented in the financial statements.

    The historical financial statements of the Company have been derived from the accounting records of DuPont and reflect all sales and costs directly attributable to DuPont's photomask business during the periods presented as well as certain charges and allocations from DuPont which were based primarily on usage. For purposes of the historical financial statements, charges and allocations between the Company and DuPont are deemed to have been settled in the period in which they originated.

    REVENUE RECOGNITION: Sales and related costs of goods sold are included in income when goods are shipped to the customer except in locations where local law requires customer acceptance prior to transfer of ownership. In these locations, sales and related costs of goods sold are included in income when goods are accepted by the customer. Provision is made for estimated sales returns.

    CASH AND CASH EQUIVALENTS: Cash and cash equivalents include highly liquid investments with original maturities of three months or less. Prior to the IPO, the Company participated in DuPont's centralized cash management system whereby substantially all of the net cash generated by the Company was transferred, principally via the master notes, to DuPont.

    INVENTORIES: Inventories are valued at the lower of cost or market, with cost being determined using the average cost method.

    PROPERTY AND EQUIPMENT: Property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets. The gross value of property and equipment and related accumulated depreciation are eliminated at the date of disposal and the resulting gain or loss is included in income. Maintenance and repairs are charged to operations; replacements and betterments are capitalized.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) INTANGIBLE ASSETS: Intangible assets are amortized using the straight-line method over their estimated useful lives. Net intangible assets, primarily supply agreements, were $5,193 and $3,883 at June 30, 1995 and 1996 and are included in other assets. The future economic benefit of long-lived assets is reviewed periodically through an undiscounted cash flow analysis to determine if an impairment has occurred.

    PENSIONS AND OTHER POST RETIREMENT BENEFITS: Through June 30, 1996, the Company's active U.S. employees were covered by DuPont defined benefit pension and other postretirement benefit plans. The cost of these plans was determined and allocated on an actuarial basis in accordance with Statement of Financial Accounting Standards No. (FAS) 87 and FAS 106 and is principally included in cost of goods sold. Effective July 1, 1996, the Company eliminated the DuPont plans and implemented a defined contribution retirement plan covering substantially all of the active U.S. employees. The defined contribution retirement plan provides for the Company to contribute three to five percent of an employee's compensation into a participant directed investment account.

    Pension coverage for non-U.S. employees is provided through separate plans. Obligations under these plans are systematically provided for principally by establishing book reserves.

    RESEARCH AND DEVELOPMENT: Research and development costs are expensed as incurred. The Company is party to certain contracts which provide for partial funding of its research and development costs. Funding under these contracts of $1,625, $451 and $155 in the years ended June 30, 1994, 1995 and 1996 has been recognized as an offset to research and development expense.

    NON-U.S. CURRENCIES: The Company has determined that the U.S. Dollar is the functional currency of its worldwide operations. Accounts denominated in non-U.S. currencies are remeasured into U.S. Dollars and the resulting exchange gains and losses are included in income in the period they occur.

    INCOME TAXES: The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events are considered other than enactments of changes in tax laws or rates. Valuation allowances are established as necessary to reduce deferred tax assets to their expected realizable value.

    Prior to the IPO, the taxable income (loss) of the Company was included in the consolidated tax returns of the DuPont entities of which it was a part. As such, separate income tax returns were not prepared or filed for the Company. Deferred income taxes and related tax expense were determined and allocated to the Company by applying the separate taxpayer approach outlined in FAS 109.

    Deferred taxes at June 30, 1996 differ from amounts allocated to the Company under the separate taxpayer approach. The difference arises from the fact that, following the IPO, the Company's tax return will not be consolidated with DuPont. As a result, deferred tax assets arising from net operating losses prior to the IPO date, deemed to be carried forward and available to offset future tax liabilities under the separate taxpayer approach, are eliminated, reflecting the fact that these losses were previously utilized by DuPont in its consolidated returns. In addition, deferred taxes were established related to the Realignment.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) The Company's operations in Korea operate under a government granted tax exemption which expires in 2003.

    PRO FORMA INFORMATION (UNAUDITED): The pro forma statement of operations for the year ended June 30, 1996 has been prepared by the Company to illustrate the estimated effects of the IPO, the Realignment and the related transactions described below as if they had occurred July 1, 1995. The pro forma statement of operations does not purport to represent what the results of operations would actually have been if the IPO, the Realignment and the related transactions had in fact occurred July 1, 1995 or to project what the results of operations will be for any future period.

    Pro forma cost of goods sold reflects a $1,181 reduction of cost resulting from (i) changes in employee benefit plans implemented in conjunction with the IPO and (ii) the elimination of DuPont allocated expenses partially offset by the addition of contracted services (including services contracted under Administrative Services Agreements) and employees to perform these functions.

    Pro forma selling, general and administrative expense reflects a net $1,062 increase in cost resulting from (i) changes in employee benefit plans implemented in conjunction with the IPO, (ii) the elimination of DuPont allocated expenses offset by the addition of contracted services (including services contracted under Administrative Services Agreements) and employees to perform these functions and (iii) compensation expense resulting from restricted stock grants under a stock performance plan.

    Pro forma research and development expense reflects an $872 reduction of cost resulting from (i) changes in employee benefit plans implemented in conjunction with the IPO and (ii) the elimination of DuPont allocated expenses partially offset by the addition of contracted services (including services contracted under Administrative Services Agreements) and employees to perform these functions.

    Pro forma other operating expense reflects a $278 reduction of cost resulting from the elimination of DuPont allocated expenses partially offset by the addition of contracted services (including services contracted under Administrative Services Agreements) and employees to perform these functions.

    Pro forma interest expense reflects a $7,016 reduction of cost resulting from the elimination of the master notes interest expense.

    Pro forma exchange (gain) loss reflects a $296 gain resulting from the elimination of certain non-U.S. currency balances as a result of the Realignment.

    The pro forma provision for income taxes reflects a $10,448 increase in cost resulting principally from the elimination of deferred tax benefits associated with prior period losses that were deemed to be available to reduce tax expense allocated to the Company under the separate taxpayer approach in FAS 109, but which, in actuality, were utilized by DuPont in its consolidated tax returns.

    Pro forma earnings per share was computed based on 15,194,913 shares outstanding, reflecting the effects of the Realignment, the IPO and the dilutive effect of grants under the Company's stock performance plans.

    USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, based upon all known facts and circumstances, that affect the reported amounts of assets and liabilities, disclosure of contingent

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    RECLASSIFICATIONS: Certain prior year balances have been reclassified to conform to the 1996 presentation.

2. ACQUISITIONS

    On February 1, 1993, the Company purchased, from an affiliate of Philips Electronics N.V. (Philips), selected photomask manufacturing equipment at Philips' captive photomask manufacturing facility located in Hamburg, Germany and entered into a five-year supply agreement with Philips Semiconductors International B.V. Consideration for the equipment was $9,292 and consideration for the supply agreement was $1,808. Under the terms of the supply agreement, Philips agreed to purchase certain minimum quantities of photomasks from the Company each year during the term of the agreement or to refund a portion of the purchase price if such minimum quantities of photomasks were not purchased during a given year. The supply agreement also calls for the Company to grant price discounts to Philips in the event that purchases by Philips during a given year exceed specified limits. Through June 30, 1996, the Company had received $810 from Philips due to its failure to purchase specified minimum amounts. These payments were applied to reduce the carrying amount assigned to the supply agreement at the date of acquisition.

    On April 7, 1995, the Company purchased, from an affiliate of AT&T Corp. (AT&T), selected photomask manufacturing equipment at AT&T's captive photomask manufacturing facility located in Allentown, Pennsylvania and entered into a five-year supply agreement with Lucent Technologies (Lucent, formerly AT&T). Consideration for the equipment was $10,000, and consideration for the supply agreement was $5,000. Under the terms of the supply agreement, Lucent agreed to purchase certain minimum quantities of photomasks from the Company each year during the term of the agreement or to refund a portion of the purchase price if such minimum quantities were not purchased during a given year. The supply agreement also calls for the Company to grant price discounts to Lucent in the event that purchases by Lucent during a given year exceed specified limits.

3. RELATED PARTY TRANSACTIONS

    The financial statements include significant transactions with other DuPont business units involving functions and services (such as cash management, tax administration, accounting, legal and data processing) that were provided by centralized DuPont organizations outside the photomask business. The costs of these functions and services have been directly charged and/or allocated to the photomask business using methods that DuPont management believes are reasonable. Such charges and allocations are not necessarily indicative of the costs that would have been incurred if the Company had been a separate entity. Amounts charged and allocated for these functions and services were $12,518 and $13,106 for the years ended June 30, 1994 and 1995 and $7,251 for the period July 1, 1995 to December 31, 1995. Effective January 1, 1996, the Company entered into Administrative Service Agreements with DuPont and certain DuPont subsidiaries which set forth services to be provided to the Company and the fees to be paid by the Company for such services. Charges to the Company under these agreements were $1,661 for the period January 1, 1996 to June 30, 1996. Amounts charged and allocated to the Company for functions and services provided by DuPont are principally included in general and administrative expense.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

3. RELATED PARTY TRANSACTIONS (CONTINUED)
    The Company owns 1,025,640 shares of Etec Systems, Inc. (Etec) common stock. Etec is the Company's principal supplier of electron beam and laser beam systems. At June 30, 1995, the $5,000 original investment in Etec was reflected at the lower of cost or market and was included in other assets. In October 1995, Etec completed an initial public offering of its common stock. At June 30, 1996, the investment in Etec was classified as an available for sale security and the $22,820 estimated fair value (based on the June 28, 1996 closing market price of Etec common stock) of this investment was included in other assets. The associated unrealized holding gain is reported as a separate component of stockholders' equity, net of tax liabilities. Purchases of equipment and equipment maintenance services from Etec were $8,500, $6,175 and $13,850 for the years ended June 30, 1994, 1995 and 1996. In conjunction with Etec's recent secondary public offering, the Company has agreed to hold its investment until February 1997.

    Accounts receivable, related parties includes receivables from employees of the Company of $1,445 (Current $40, Non-Current $1,405) and $2,149 (Current $221, Non-Current $1,928) at June 30, 1995 and 1996 which relate principally to housing and automobile loans to non-U.S. employees. The remainder represents receivables for goods sold to various DuPont entities and other related parties and amounts due to the Company under the tax indemnification agreement with DuPont. Sales to related parties, principally various DuPont entities, were $4,051, $6,368 and $8,214 for the years ended June 30, 1994, 1995 and 1996.

    Accounts payable, related parties represents payables to DuPont for payroll and benefits and vendor payments paid by DuPont on behalf of the Company and billed on a one-month-lag basis and, at June 30, 1996, includes amounts payable under Administrative Service Agreements.

4. ACCOUNTS RECEIVABLE, TRADE

    Essentially all of the Company's sales are to customers in the semiconductor manufacturing industry. The Company assesses the financial strength of its customers prior to extending credit in order to reduce the risk of loss as the Company generally does not require collateral. Four of the Company's customers each represented more than ten percent of sales in the years ended June 30, 1994 and 1995 and, in the aggregate, these four customers represented approximately forty-two percent of sales in these years. Accounts receivable from these four customers totalled $8,422 at June 30, 1995. Two of the Company's customers each represented more than ten percent of sales in the year ended June 30, 1996 and, in the aggregate, these two customers represented approximately twenty-five percent of sales in the year. Accounts receivable from these two customers totalled $9,366 at June 30, 1996.

5. INVENTORIES

    Inventories consist of the following:

                                                                                           JUNE 30,
                                                                                     --------------------
                                                                                       1995       1996
                                                                                     ---------  ---------
Raw materials and supplies.........................................................  $   4,598  $   7,006
Work-in-process....................................................................        380        785
Finished product...................................................................      1,852      2,436
                                                                                     ---------  ---------
Inventories........................................................................  $   6,830  $  10,227
                                                                                     ---------  ---------
                                                                                     ---------  ---------

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

6. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                                 ESTIMATED              JUNE 30,
                                                                   USEFUL       ------------------------
                                                                   LIVES           1995         1996
                                                              ----------------  -----------  -----------
Construction-in-progress....................................                    $    23,644  $    21,829
Land........................................................                          5,341        5,328
Buildings...................................................   10 to 20 years        49,654       50,701
Equipment...................................................    3 to 7 years        172,555      206,739
                                                                                -----------  -----------
  Property and equipment....................................                        251,194      284,597
    Less: accumulated depreciation..........................                       (138,070)    (161,549)
                                                                                -----------  -----------
Property and equipment--net.................................                    $   113,124  $   123,048
                                                                                -----------  -----------
                                                                                -----------  -----------

7. OTHER ACCRUED LIABILITIES

    Other accrued liabilities consist of the following:

                                                                                           JUNE 30,
                                                                                     --------------------
                                                                                       1995       1996
                                                                                     ---------  ---------
Accrued vacation pay...............................................................  $   2,827  $   3,185
Other accrued compensation and benefits............................................      2,417      5,761
Lucent supply agreement............................................................      1,500      1,500
Accrued purchase commitments.......................................................                 3,480
Other..............................................................................      2,379      3,768
                                                                                     ---------  ---------
    Other accrued liabilities......................................................  $   9,123  $  17,694
                                                                                     ---------  ---------
                                                                                     ---------  ---------

8. BORROWINGS

    Borrowings consist of the following:

                                                                                           JUNE 30,
                                                                                     --------------------
                                                                                       1995       1996
                                                                                     ---------  ---------
Non-interest bearing notes payable to customers due 1997...........................  $   2,921  $     560
Capital lease obligations..........................................................      4,192      5,889
6% bank borrowings due 1999 through 2001...........................................        112      2,500
15% bank borrowings due 1997 through 2001..........................................                 1,829
                                                                                     ---------  ---------
  Borrowings.......................................................................      7,225     10,778
    Less: short-term borrowings....................................................     (2,960)    (1,454)
                                                                                     ---------  ---------
Long-term borrowings...............................................................  $   4,265  $   9,324
                                                                                     ---------  ---------
                                                                                     ---------  ---------

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

9. LEASES

    Minimum lease payments for years ending June 30 are as follows:

                                                                                     CAPITAL    OPERATING
                                                                                     LEASES      LEASES
                                                                                    ---------  -----------
1997..............................................................................  $   1,132   $     285
1998..............................................................................        845          61
1999..............................................................................        845          29
2000..............................................................................        845           5
2001..............................................................................        845
Thereafter........................................................................      4,001
                                                                                    ---------       -----
  Minimum lease payments..........................................................      8,513   $     380
                                                                                    ---------       -----
                                                                                                    -----
    Less: interest................................................................     (2,624)
                                                                                    ---------
Present value of minimum lease payments...........................................  $   5,889
                                                                                    ---------
                                                                                    ---------

10. MASTER NOTES AND CREDIT AGREEMENT

    Interest expense includes amounts paid to DuPont under the master notes of $5,134, $6,898 and $7,016 for the years ended June 30, 1994, 1995 and 1996. The interest rate charged on the notes was generally equivalent to the rate DuPont paid for its commercial paper borrowings. In conjunction with the IPO, DuPont, on June 28, 1996, contributed the $90,453 balance outstanding on the master notes to the Company as a capital contribution.

    The Company and DCEO have entered into a credit agreement effective as of January 1, 1996 (the Credit Agreement), pursuant to which DCEO has agreed to provide a revolving/working capital facility (the Credit Facility) to the Company in an aggregate amount of $30,000. The Credit Facility has a term of 24 months, and any loans thereunder will bear interest at the six-month LIBOR plus 50 basis points. The amounts loaned under the Credit Agreement are secured by certain assets of the Company's and the Credit Agreement contains various representations, covenants and events of default typical for financings of a similar size and nature. No amounts have been borrowed or are outstanding under the Credit Agreement.

11. STOCKHOLDERS' EQUITY

    Stockholders' equity at June 30 is as follows:

                                                                                    ADDITIONAL  UNREALIZED
                                                                         COMMON      PAID-IN      HOLDING
                                                                          STOCK      CAPITAL       GAIN
                                                                       -----------  ----------  -----------
Owner's net investment, realignment and contribution of capital......   $     105   $   80,814
Issuance of common stock--net........................................          46       72,066
Unrealized holding gain..............................................                            $  11,583
                                                                            -----   ----------  -----------
  Balance at June 30, 1996...........................................   $     151   $  152,880   $  11,583
                                                                            -----   ----------  -----------
                                                                            -----   ----------  -----------

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

12. STOCK PERFORMANCE PLANS

    The Company has several stock performance plans whereby options to purchase shares of common stock or shares of restricted stock have been or can be granted to directors, officers and employees. Option exercise prices are equal to the fair market value at the date of grant. Restricted stock grants do not require the payment of any cash consideration by the recipient. Matters such as vesting periods and expirations are determined on a plan-by-plan or grant-by-grant basis. A summary of stock option activity is as follows:

                                                                                             EXERCISE
                                                                                 SHARES        PRICE
                                                                               ----------  -------------
Options granted..............................................................     953,784    $   17.00
                                                                               ----------       ------
  Balance at June 30, 1996...................................................     953,784    $   17.00
                                                                               ----------       ------
                                                                               ----------       ------

    A summary of restricted stock grant activity is as follows:

                                                                                            MARKET VALUE
                                                                                  SHARES      PER SHARE
                                                                                 ---------  -------------
Restricted stock granted.......................................................     94,913    $   17.00
                                                                                 ---------       ------
  Balance at June 30, 1996.....................................................     94,913    $   17.00
                                                                                 ---------       ------
                                                                                 ---------       ------

    Of the performance plan grants outstanding at June 30, 1996, none were exercisable. At June 30, 1996, there were 951,303 shares reserved for future grants under existing plans of which 205,087 may be subject to restricted stock grants. The Company does not plan to adopt the measurement principles of FAS 123 but will make the required disclosures in its 1997 financial statements.

13. PENSION AND OTHER POST RETIREMENT BENEFIT COSTS

    Pension cost for U.S. employees allocated from DuPont was $1,192, $1,074 and $1,532 for the years ended June 30, 1994, 1995 and 1996. Other postretirement benefit cost for U.S. employees allocated from DuPont was $754, $688 and $739 for the years ended June 30, 1994, 1995 and 1996. Pension cost for non-U.S. employees was $186, $206 and $174 for the years ended June 30, 1994, 1995 and 1996.

14. PROVISION FOR INCOME TAXES

    Throughout the period covered by the financial statements, DuPont utilized various tax planning strategies and elections to minimize its total income tax expense. It is not practicable to identify the effects of these strategies and elections on the results of operations of the Company.

    In conjunction with the IPO, the Company, DuPont and DCEO entered into a tax indemnification agreement pursuant to which the Company will make payments to DuPont and/or DuPont will make payments to the Company, as appropriate, of taxes payable or receivable at the IPO date. The amount due from DuPont under the tax indemnification agreement was $2,073 at June 30, 1996. The Company has a capital loss carry forward of $18,513 arising from the Realignment. Benefit from this carry forward, if and when realized, is payable to DuPont under the tax indemnification agreement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

14. PROVISION FOR INCOME TAXES (CONTINUED)
    The provision for income taxes consists of the following:

                                                                              YEAR ENDED JUNE 30,
                                                                        --------------------------------
                                                                          1994       1995        1996
                                                                        ---------  ---------  ----------
Current:
  Federal.............................................................                        $   10,706
  State...............................................................                             1,738
  Non-U.S.............................................................             $   1,554       4,572
Deferred:
  Federal.............................................................                           (10,706)
  State...............................................................                            (1,738)
  Non-U.S.............................................................                (1,554)     (1,894)
                                                                        ---------  ---------  ----------
Provision for income taxes............................................  $  --      $  --           2,678
                                                                        ---------  ---------  ----------
                                                                        ---------  ---------  ----------

    The provision for income taxes differs from the amount computed by applying the federal statutory rate as a result of the following:

                                                                                YEAR ENDED JUNE 30,
                                                                          -------------------------------
                                                                            1994       1995       1996
                                                                          ---------  ---------  ---------
Tax at 35% statutory federal tax rate...................................  $  (3,803) $   1,385  $  10,123
Higher (lower) effective tax rate on non-U.S. operations................       (129)       485      2,657
Tax exemption...........................................................       (962)    (2,340)    (3,081)
Changes in valuation allowance..........................................      5,193        574     (7,808)
State taxes, net of federal.............................................       (347)      (161)       586
Other...................................................................         48         57        201
                                                                          ---------  ---------  ---------
Provision for income taxes..............................................  $  --      $  --      $   2,678
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

14. PROVISION FOR INCOME TAXES (CONTINUED)
    Deferred tax assets (liabilities), which differ from amounts allocated to the Company under the separate taxpayer approach utilized for periods prior to the IPO, consist of the following:

                                                                           JUNE 30,
                                                                             1996
                                                                          ----------
Deferred tax assets:
  Inventories...........................................................  $      236
  Depreciation..........................................................       3,245
  Accrued liabilities...................................................       1,036
  Other.................................................................         514
                                                                          ----------
    Deferred tax assets.................................................       5,031
                                                                          ----------
Deferred tax liabilities:
  Depreciation..........................................................      (4,874)
  Unrealized holding gain...............................................      (6,237)
  Other.................................................................        (477)
                                                                          ----------
    Deferred tax liabilities............................................     (11,588)
                                                                          ----------
Valuation allowance.....................................................        (243)
                                                                          ----------
    Deferred taxes......................................................  $   (6,800)
                                                                          ----------
                                                                          ----------

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

15. GEOGRAPHIC INFORMATION

    The Company operates within a single industry segment. Geographic information as of and for the years ended June 30, 1994, 1995 and 1996 is as follows:

                                                             UNITED                 ASIA
                                                             STATES     EUROPE     PACIFIC     TOTAL
                                                           ----------  ---------  ---------  ----------
1994
Sales....................................................  $   81,749  $  31,135  $  21,664  $  134,548
Transfers between geographic areas.......................       7,397        838
                                                           ----------  ---------  ---------  ----------
                                                               89,146     31,973     21,664     134,548
                                                           ----------  ---------  ---------  ----------
                                                           ----------  ---------  ---------  ----------
Net income (loss)........................................     (10,631)    (2,825)     2,692     (10,865)
Identifiable assets......................................      82,948     31,755     46,198     160,901

1995
Sales....................................................  $   90,095  $  41,958  $  29,461  $  161,514
Transfers between geographic areas.......................       9,710      4,130        187
                                                           ----------  ---------  ---------  ----------
                                                               99,805     46,088     29,648     161,514
                                                           ----------  ---------  ---------  ----------
                                                           ----------  ---------  ---------  ----------
Net income (loss)........................................      (5,518)     3,426      6,167       4,119
Identifiable assets......................................      84,107     37,685     49,909     171,701

1996
Sales....................................................  $  121,620  $  52,910  $  38,885  $  213,415
Transfers between geographic areas.......................      14,613      2,278         79
                                                           ----------  ---------  ---------  ----------
                                                              136,233     55,188     38,964     213,415
                                                           ----------  ---------  ---------  ----------
                                                           ----------  ---------  ---------  ----------
Net income...............................................      14,987      7,154      4,479      26,904
Identifiable assets......................................     126,540     36,214     65,139     227,893

    Sales outside the United States of products manufactured in and exported from the United States are not significant. Products are transferred between geographic areas on a basis intended to approximate the market value of such products. For the years ended June 30, 1995 and 1996, Asia Pacific operations include pre-production costs for the Company's joint venture in China; no commercial operations were conducted in China during these periods.

16. COMMITMENTS AND CONTINGENCIES

    The Company has various purchase commitments incident to the normal course of business including non-refundable deposits to purchase equipment aggregating $6,890 at June 30, 1996. In the aggregate, such commitments are not at prices in excess of current market. The Company is subject to litigation in the normal course of business. Management believes the effect, if any, of an unfavorable settlement of such litigation would not have a material adverse effect on the financial position, results of operations, cash flows or liquidity of the Company.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

17. UNAUDITED SUBSEQUENT EVENTS

    In August, 1996, the Company paid $1,785 in settlement of certain amounts payable to DuPont at June 30, 1996 and DuPont contributed $3,692 of its remaining outstanding receivable to the Company as an equity contribution.

18. UNAUDITED QUARTERLY FINANCIAL DATA

    Unaudited quarterly financial data for the years ended June 30, 1995 and 1996 is as follows:

                                                                               QUARTER
                                                              ------------------------------------------
                                                                FIRST     SECOND      THIRD     FOURTH
                                                              ---------  ---------  ---------  ---------
1995
Sales.......................................................  $  38,715  $  37,617  $  40,338  $  44,844
Operating profit............................................      2,922      1,241      2,043      4,216
Net income (loss)...........................................      1,276       (276)       710      2,409

1996
Sales.......................................................  $  46,039  $  50,279  $  55,874  $  61,223
Operating profit............................................      4,887      8,748     11,502     11,749
Net income..................................................      2,426      6,564      9,412      8,502