Form 10-Q
period 1996-09-30
DUPONT PHOTOMASKS INC
filed 1996-11-04
CIK 1012128

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                             -----------------


                                FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 Commission file number
       September 30, 1996                             0-20839


                             -----------------


                         DUPONT PHOTOMASKS, INC.
          (Exact name of registrant as specified in its charter)


               DELAWARE                              74-2238819
   (State or Other Jurisdiction                   (I.R.S. Employer
 of Incorporation or Organization)               Identification No.)


                             100 TEXAS AVENUE
                         ROUND ROCK, TEXAS 78664
                 (Address of principal executive offices)

    Registrant's telephone number, including area code:  512-310-6559


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X       No
                                                    ---         ---

As of October 31, 1996, 15,100,000 shares of the registrant's common stock, $.01 par value, were outstanding.

                                 TABLE OF CONTENTS


                                                                    PAGE
                                                                    ----
PART I


     Item 1.   Financial Statements

          Income Statement for the Three Months Ended September
          30, 1995, Pro forma Income Statement for the Three
          Months Ended September 30, 1995 and Income Statement
          for the Three Months Ended September 30, 1996               3

          Balance Sheet at June 30, 1996 and September 30, 1996       4

          Statement of Cash Flows for the Three Months Ended
          September 30, 1995 and 1996                                 5

          Notes to Financial Statements                               6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations          7


PART II



     Item 1.   Legal Proceedings                                     11

     Item 2.   Changes in Securities                                 11

     Item 3.   Defaults Upon Senior Securities                       11

     Item 4.   Submission of Matters to a Vote of Security Holders   11

     Item 5.   Other Information                                     11

     Item 6.   Exhibits and Reports on Form 8-K                      11

               Signatures                                            12

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES
                               INCOME STATEMENT
               (Dollars in thousands, except per share amounts)
                                 (unaudited)

                                                    Pro Forma
                                                      for the
                                  Three Months   Three Months     Three Months
                                         Ended          Ended            Ended
                                 September 30,  September 30,    September 30,
                                          1995           1995             1996
                                 -------------  -------------    -------------

Sales                                 $ 46,039     $   46,039      $    64,244

Cost of goods sold                      32,192         31,774           38,939
Selling, general and administrative
 expense                                 5,869          5,990            8,310
Research and development expense -
 net                                     2,458          2,045            2,438
Other operating expense - net              633            494              817
                                      --------    -----------      -----------

Operating profit                         4,887          5,736           13,740
Interest (income) expense - net          1,832             46             (200)
Exchange loss                              230            121              304
                                      --------    -----------      -----------

Income before income taxes and
 minority interest                       2,825          5,569           13,636
Provision for income taxes                 454          1,949            4,773
                                      --------    -----------      -----------

Income before minority interest          2,371          3,620            8,863
Minority interest in loss of majority
 owned joint venture                       (55)           (55)            (152)
                                      --------    -----------      -----------

Net income                            $  2,426    $     3,675      $     9,015
                                      --------    -----------      -----------
                                      --------    -----------      -----------

Earnings per share                                $      0.24      $      0.58
                                                  -----------      -----------
                                                  -----------      -----------

Weighted average shares outstanding                15,194,913       15,445,651
                                                  -----------      -----------
                                                  -----------      -----------

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES
                                 BALANCE SHEET
                (Dollars in thousands, except par value amounts)
                                  (unaudited)


                                              June 30,    September 30,
                                                1996          1996
                                              --------      ---------
ASSETS

Current assets:
    Cash and cash equivalents                $  20,179    $  32,282
    Accounts receivable, trade - net            32,293       32,682
    Accounts receivable, related parties         4,726        5,422
    Inventories                                 10,227       13,364
    Deferred income taxes                        1,543        2,256
    Prepaid expenses and other current assets    3,238        3,410
                                             ---------    ---------
         Total current assets                   72,206       89,416
Property and equipment - net                   123,048      125,470
Accounts receivable, related parties             1,928        1,852
Deferred income taxes                            3,245        3,118
Other assets                                    27,466       39,184
                                             ---------    ---------

         Total assets                        $ 227,893    $ 259,040
                                             ---------    ---------
                                             ---------    ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable, trade                 $    8,376   $    8,411
    Accounts payable, related parties            5,885        4,200
    Accounts payable, other                      2,006        2,712
    Short-term borrowings                        1,454        1,237
    Income taxes payable                         2,333        5,226
    Other accrued liabilities                   17,694       22,479
                                             ---------    ---------
         Total current liabilities              37,748       44,265
Long-term borrowings                             9,324        9,294
Deferred income taxes                           11,588       16,392
Other liabilities                                3,747        3,162
Minority interest in net assets of
 majority owned joint venture                      872          720
Commitments and contingencies
Stockholders' equity:
    Common stock, $.01 par value; 25,000,000
      shares authorized; 15,100,000 issued
      and outstanding                              151          151
    Additional paid-in capital                 152,880      156,625
    Unrealized holding gain                     11,583       19,416
    Retained earnings                                         9,015
                                             ---------    ---------

         Total liabilities and stockholders'
          equity                             $ 227,893    $ 259,040
                                             ---------    ---------
                                             ---------    ---------

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES
                            STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                  (unaudited)

                                                              Three Months
                                                                     Ended
                                                             September 30,
                                                           1995       1996
                                                       --------   --------

Cash flows from operating activities:
   Net income                                          $  2,426   $  9,015
   Adjustments to reconcile net income to net cash
    provided by operations:
          Depreciation and amortization                   6,441      6,282
          Other                                             190       (444)
          Cash provided (used) by changes in assets
           and liabilities:
               Accounts receivable                        2,725     (1,045)
               Inventories                                  809     (3,176)
               Prepaid expenses and other current assets   (644)       600
               Accounts payable                             777      2,256
               Other accrued liabilities                    625      4,583
                                                       --------   --------

          Net cash provided by operating activities      13,349     18,071
                                                       --------   --------

Cash flows from investing activities:
   Capital expenditures                                  (2,486)    (5,362)
                                                       --------   --------

          Net cash used in investing activities          (2,486)    (5,362)
                                                       --------   --------

Cash flows from financing activities:
   Increase (decrease) in borrowings                        289       (167)
   Cash paid to DuPont - net                             (7,617)
                                                       --------   --------

          Net cash used in financing activities          (7,328)      (167)
                                                       --------   --------

Effect of exchange rate changes on cash                    (254)      (439)
                                                       --------   --------

Net increase in cash and cash equivalents                 3,281     12,103
Cash and cash equivalents at beginning of period          8,412     20,179
                                                       --------   --------

Cash and cash equivalents at end of period             $ 11,693   $ 32,282
                                                       --------   --------
                                                       --------   --------

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                 DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS
                          (Dollars in thousands)


NOTE 1 - BASIS OF PRESENTATION


The accompanying unaudited interim financial statements of DuPont Photomasks, Inc. and its subsidiaries (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in the Company's 1996 Annual Report on Form 10-K. The unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, which management considers necessary for the fair presentation of the interim periods. Results for interim periods are not necessarily indicative of results for the year.

NOTE 2 - INVENTORIES


  Inventories consist of the following:

                                         June 30,    September 30,
                                             1996             1996
                                         --------     ------------

  Raw materials and supplies             $  7,006      $  9,084
  Work-in-process                             785         1,110
  Finished product                          2,436         3,170
                                         --------      --------
  Inventories                            $ 10,227      $ 13,364
                                         --------      --------
                                         --------      --------


NOTE 3 - COMMITMENTS AND CONTINGENCIES


The Company has various purchase commitments incident to the normal course of business including non-refundable deposits to purchase equipment. In the aggregate, such commitments are not at prices in excess of current market. The Company is subject to litigation in the normal course of business. Management believes the effect, if any, of an unfavorable settlement of such litigation would not have a material adverse effect on the financial position, results of operations, cash flows or liquidity of the Company.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements of the Company and the related notes thereto. Prior to the Company's initial public offering (the IPO) on June 13, 1996, it was a wholly-owned subsidiary of E.I. duPont de Nemours and Company (DuPont). The Company's historical results prior to the IPO are not necessarily indicative of the results that would have been achieved if the Company had been independent and may not be an accurate indication of future results.

The pro forma income statement estimates the effects of certain events associated with the IPO as if such events had taken place on July 1, 1995. The pro forma income statement does not purport to represent what the results of operations of the Company would actually have been had certain events in fact occurred on July 1, 1995 or to project the results of operations of the Company for any future period.


RESULTS OF OPERATIONS

SALES

Sales are comprised primarily of photomask sales to semiconductor manufacturers. Sales increased 39.5% from $46.0 million in the quarter ended September 30, 1995 to $64.2 million in the quarter ended September 30, 1996. Sales in North America, Europe and Asia increased from $26.5 million, $11.5 million, and $8.0 million in the quarter ended September 30, 1995 to $35.4 million, $15.3 million, and $13.5 million in the quarter ended September 30, 1996. A continued increase in the demand for advanced photomasks which have higher average selling prices was a primary contributor to the increase in sales during this period. This shift in demand reflects what the Company believes to be a trend toward higher utilization of complex semiconductor devices with finer line-widths. The increase in sales during this period also reflects the overall increase in demand for photomasks.

COST OF GOODS SOLD

Cost of goods sold consists of material, labor, depreciation, and overhead. Cost of goods sold increased 21.0% from $32.2 million in the quarter ended September 30, 1995 to $38.9 million in the quarter ended September 30, 1996, resulting primarily from higher costs associated with increased sales. As a percentage of sales, cost of goods sold decreased from 69.9% in the quarter ended September 30, 1995 to 60.6% in the quarter ended September 30, 1996. The decrease was primarily due to continued improvements in capacity utilization including increased use of internally sourced photoblanks and pellicles.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense includes salaries of sales personnel, marketing expense, general and administrative expense, and product distribution expense. Prior to January 1, 1996, general and administrative expense principally included allocated costs for services provided by centralized DuPont organizations. The allocated costs are not necessarily indicative of the costs that would have been incurred if the Company had been independent. Since January 1, 1996, general and administrative expense has included fees incurred by the Company under Administrative Service Agreements with DuPont. Selling, general and administrative expense as a percentage of sales increased from 12.7% in the quarter ended September 30, 1995 to 12.9% in the quarter ended September 30, 1996. Selling, general and administrative expense increased 41.6% from $5.9 million in the quarter ended September 30, 1995 to $8.3 million in the quarter ended September 30, 1996. The increase was due largely to increases in selling expenses corresponding to increased sales and increases in incentive compensation expenses corresponding to increases in earnings.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense consists primarily of employee costs, cost of material consumed, depreciation of equipment, engineering related costs, and the Company's allocated share of DuPont's central research and development. These allocations were $0.6 million in the quarter ended September 30, 1995. Such allocations terminated December 31, 1995. Prospectively, the Company will receive services from DuPont central research and development pursuant to Administrative Service Agreements with DuPont. Research and development expense, excluding DuPont allocations, increased from $1.9 million in the quarter ended September 30, 1995 to $2.4 million in the quarter ended September 30, 1996. However, as a percentage of sales, research and development expense declined slightly compared to the prior year, reflecting increased sales. Research and development expense is net of funds the Company received from customers, industry groups such as SEMATECH Inc. and the Joint European Submicron Strategic Initiative and government sources. The Company anticipates that research and development expense will continue to increase in absolute terms in the future reflecting the Company's strategy of advancing its technological leadership. However, there can be no assurance that such expenditures will enable the Company to develop new technologies or to maintain its technological leadership.

OTHER OPERATING EXPENSE

Other operating expense consists primarily of costs not directly related to the manufacture of the Company's products. Historically, a significant portion of this item has been the expense associated with the early retirement of equipment resulting from technological obsolescence. The photomasks industry is characterized by rapid technological change and new product introductions and enhancements which may, in the future, result in additional technological obsolescence. The timing and amounts of these retirements are uncertain and difficult to predict. Other operating expense increased from $0.6 million in the quarter ended September 30, 1995 to $0.8 million in the quarter ended September 30, 1996, primarily related to increased pre-operating losses from the Company's joint venture in China.

INTEREST (INCOME) EXPENSE

Interest expense was $1.8 million in the quarter ended September 30, 1995 and interest income was $0.2 million in the quarter ended September 30, 1996.
The primary source of interest expense has been the Company's master note arrangements with DuPont. On June 28, 1996, DuPont contributed the $90.5 million balance outstanding on the master notes to the Company as a capital contribution. Interest income results from short-term investment of the Company's cash balances.

EXCHANGE LOSS

Exchange loss consists of gains and losses resulting from the remeasurement of the Company's accounts denominated in non-U.S. currencies into U.S.
Dollars, which is the Company's functional currency.   Exchange loss was $0.2
million in the quarter ended September 30, 1995 compared to $0.3 million in the quarter ended September 30, 1996 primarily due to fluctuations of the U.S. Dollar against the German Mark, French Franc and Korean Won. Exchange loss is net of the impact of hedging activities designed to reduce exchange rate exposure.

PROVISION FOR INCOME TAXES

Prior to the IPO, tax expense was determined and allocated to the Company by applying the separate taxpayer approach outlined in FAS 109. Under this approach, the Company had net operating loss carryforwards in the U.S. and Europe some of which became fully utilized during the year ended June 30, 1996. The Company's operations in Korea are subject to a government granted tax exemption. The Company will continue to enjoy the full benefits of the tax exemption in Korea until 2001 and a partial benefit thereafter until the tax exemption terminates in 2003. In actuality, the Company's results were included in consolidated tax returns filed by DuPont and the tax benefit of prior year losses was realized by DuPont. Since the IPO, tax expense has been determined in accordance with FAS 109 and approximates the U.S. statutory rate.

MINORITY INTEREST IN LOSS OF  MAJORITY OWNED JOINT VENTURE

The minority interest impact of the Company's joint venture in China was ($0.1 million) in the quarter ended September 30, 1995 compared to ($0.2 million) in the quarter ended September 30, 1996, reflecting increased pre-operating losses from, and partner funding of, the joint venture.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $34.5 million at June 30, 1996 and $45.2 million at September 30, 1996. The increase in working capital for the quarter ended September 30, 1996 is due principally to higher cash balances.

Cash provided by operations was $13.3 million in the quarter ended September 30, 1995 and $18.1 million in the quarter ended September 30, 1996. The increase was primarily the result of higher sales and resultant net income. The Company believes that cash provided by operations will be its primary source of liquidity. Cash used in investing activities was $2.5 million in the quarter ended September 30, 1995 and $5.4 million in the quarter ended September 30, 1996. The Company's most significant use of cash for investing activities was capital expenditures. Cash used in financing activities was $7.3 million in the quarter ended September 30, 1995 and $0.2 million in the quarter ended September 30, 1996. Prior to the IPO, the Company participated in DuPont's centralized cash management system whereby substantially all of the net cash generated by the Company was transferred, principally via the master notes, to DuPont.

Cash and cash equivalents were $20.2 million at June 30, 1996 and $32.3 million at September 30, 1996. The increase in 1996 was primarily due to the Company retaining a portion of the cash generated from operations. The Company's ongoing cash requirement will be for capital expenditures, research and product development, and working capital. The Company expects capital expenditures for the remainder of the year ended June 30, 1997 will be approximately $40 to $50 million. These capital expenditures will be used primarily to expand the Company's manufacturing capacity and advance the Company's technical capability.

The Company and DuPont have entered into a two-year credit agreement effective as of January 1, 1996 pursuant to which DuPont has agreed to provide a revolving credit/working capital facility to the Company in an aggregate amount of $30.0 million. The credit facility will serve as a back-up to cash from operations. There can be no assurance that alternative sources of financing will be available upon expiration of the credit facility or that alternative sources of funding will be available if the Company's borrowing requirements exceed the facility. The credit agreement contains, among other things, covenants restricting the Company's ability to incur additional debt. In addition, there can be no assurance that, even if funding is available, the terms thereof will be attractive to the Company.

OTHER MATTERS

The Company has negotiated an agreement with three other companies that resulted in the formation of a limited liability company that will pursue development of advanced photomask fabrication technologies. The Company believes that, through its participation, it will be able to help meet the future technology needs of the semiconductor industry for advanced photomasks. There can be no assurance that the limited liability company will yield results that are favorable to the Company.

Non-U.S. operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies, and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material effect on the Company's results of operations. The financial statements reflect remeasurement of items denominated in non-U.S. currencies to U.S. Dollars, the Company's functional
currency.   Exchange gains or losses are included in income in the period in which they occur. Prior to the IPO, DuPont managed the Company's exposure to fluctuations in currency exchange rates as part of its overall management of exchange rate exposure. No separate hedging of the Company's exchange rate exposure was undertaken. Accordingly, the financial statements prior to the IPO do not reflect any hedging activities. Effective with the completion of the IPO, the Company monitors its exchange rate exposure and attempts to reduce such exposure by hedging. In July 1996, the Company entered into a Korean Won forward contract designed to reduce such exposure. There can be no assurance that such forward contract will be adequate to eliminate, or even mitigate, the impact of the Company's exchange rate exposure. The risks associated with non-U.S. operations have not, to date, had a material adverse impact on the Company's liquidity and results of operations. There can, however, be no assurance that such risks will not have a material adverse impact on the Company's liquidity and results of operations in the future.

Inflation impacts the Company through increases in the cost of labor, services, and raw materials. In general, these increases have been mitigated by periodic increases in the prices of the Company's products.

DISCUSSION OF PRO FORMA

The pro forma income statement estimates the effects that the IPO, various realignment transactions, and the following would have had on the Company's results of operations had they occurred as of July 1, 1995: (i) the discontinuance of DuPont's postretirement benefits and replacement of DuPont's defined benefit pension plan with the Company's defined contribution pension plan; (ii) the elimination of DuPont allocated overhead expenses that are not expected to be incurred by the Company following the IPO; (iii) the cost of services to be provided by third parties or DuPont, pursuant to Administrative Service Agreements with DuPont and its subsidiaries, and additional employees assumed to be hired by the Company to replace those services previously provided by DuPont; and (iv) recognition of expenses relating to the Company's stock performance plan. The principal effect of these adjustments would have been a decrease in costs of goods sold of $0.4 million for the quarter ended September 30, 1995. In addition, selling, general and administrative expense would have increased by $0.1 million and research and development expense would have decreased $0.4 million. As a result of these adjustments, operating profit would have increased by $0.8 million for the quarter ended September 30, 1995. Furthermore, elimination of the master notes would have decreased interest expense by $1.8 million. Consequently, net income (offset by an increase in the provision for income taxes) would have increased by $1.2 million for the quarter ended September 30, 1995.

FORWARD LOOKING STATEMENTS

The discussion in this document contains analysis or trends and other forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve management assumptions and are subject to risks and uncertainties, including the risk factors set forth below which are fully described in the Company's Annual Report on Form 10-K in "Business - Risk Factors" pages 10 to 13: (i) capital intensive industry, (ii) rapid technological change, (iii) relationship with and dependence on semiconductor industry, (iv) concentration of customers, (v) concentration of and dependence on suppliers, (vi) competition; reversal of consolidation trend,
(vii) significant international operations, (viii) dependence on management and technical personnel, (ix) control by and relationship with DuPont, (x) no independent operating history prior to the IPO, (xi) intellectual property,
(xii) fluctuations in quarterly and annual earnings and (xiii) changes in governmental laws and regulations.

                                    PART II

    Item 1.   Legal Proceedings

              The Company is not currently involved in any material legal proceedings.

    Item 2.   Changes in Securities

              Not applicable

    Item 3.   Defaults Upon Senior Securities

              Not applicable

    Item 4.   Submission of Matters to a Vote of Security Holders

              Not applicable

    Item 5.   Other Information

              Not applicable

    Item 6.   Exhibits and Reports on Form 8-K


              (A)  Exhibits

                   (11) Statement re Computation of Per Share Earnings
                   (27) Financial Data Schedule

              (B)  Reports on Form 8-K

                   Form 8-K, dated July 15, 1996, filed in connection with the Company's announced expansions at two of its sites.

                                   SIGNATURES


    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DUPONT PHOTOMASKS, INC.
                                       (Registrant)



Date: November 1, 1996                  By: /s/ J. MICHAEL HARDINGER
                                            --------------------------------
                                            J. Michael Hardinger
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal Executive Officer)



Date: November 1, 1996                  By: /s/ DAVID S. GINO
                                            --------------------------------
                                            David S. Gino
                                            Executive Vice President - Finance
                                            and Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)