Form 10-Q
period 1996-12-31
DUPONT PHOTOMASKS INC
filed 1997-02-05
CIK 1012128

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED                     COMMISSION FILE NUMBER
              DECEMBER 31, 1996                                   0-20839

                            ------------------------

                            DUPONT PHOTOMASKS, INC.

             (Exact name of registrant as specified in its charter)

           DELAWARE                74-2238819
 (State or Other Jurisdiction   (I.R.S. Employer
     of Incorporation or         Identification
        Organization)                 No.)

                                100 TEXAS AVENUE
                            ROUND ROCK, TEXAS 78664

                    (Address of principal executive offices)

        Registrant's telephone number, including area code: 512-310-6559

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of January 22, 1997, 15,100,000 shares of the registrant's common stock, $.01 par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 TABLE OF CONTENTS
                                                                     PAGE
                                                                     ----
PART I


       Item 1.        Financial Statements

               Income Statement for the Three Months Ended December
               31, 1995, Pro Forma Income Statement for the Three
               Months Ended December 31, 1995 and Income Statement
               for the Three Months Ended December 31, 1996            3

               Income Statement for the Six Months Ended December
               31, 1995, Pro Forma Income Statement for the Six
               Months Ended December 31, 1995 and Income Statement
               for the Six Months Ended December 31, 1996              4

               Balance Sheet at June 30, 1996 and December 31, 1996    5

               Statement of Cash Flows for the Six Months Ended
               December 31, 1995 and 1996                              6

               Notes to Financial Statements                           7


       Item 2.        Management's Discussion and Analysis of
                      Financial Condition and Results of Operations    8

PART II


       Item 1.        Legal Proceedings                               13


       Item 2.        Changes in Securities                           13


       Item 3.        Defaults Upon Senior Securities                 13


       Item 4.        Submission of Matters to a Vote of Security
                      Holders                                         13


       Item 5.        Other Information                               14


       Item 6.        Exhibits and Reports on Form 8-K                14


                      Signatures                                      15

                            DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES
                                       INCOME STATEMENT
                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                         (UNAUDITED)

                                                                 Pro Forma
                                                                  for the
                                               Three Months     Three Months    Three Months
                                                   Ended           Ended           Ended
                                                December 31,    December 31,    December 31,
                                                   1995            1995            1996
                                                   ----            ----            ----
Sales                                             $50,279         $50,279        $64,260
Cost of goods sold                                 31,151          30,733         39,248
Selling, general and administrative expense         6,316           6,437          7,661
Research and development expense - net              2,450           2,038          2,933
Other operating expense - net                       1,614           1,475            456
                                                  -------         -------        -------

Operating profit                                    8,748           9,596         13,962
Interest (income) expense - net                     1,634              48           (296)
Exchange (gain) loss                                   78             (68)            97
                                                  -------         -------        -------

Income before income taxes and minority interest    7,036           9,616         14,161
Provision for income taxes                            472           3,366          4,962
                                                  -------         -------        -------

Income before minority interest                     6,564           6,250          9,199
Minority interest in loss of majority owned
 joint venture                                                                      (234)
                                                  -------         -------        -------

Net income                                        $ 6,564         $ 6,250        $ 9,433
                                                  -------         -------        -------
                                                  -------         -------        -------

Earnings per share                                                $  0.41        $  0.61
                                                                  -------        -------
                                                                  -------        -------

Weighted average shares outstanding                            15,194,913     15,588,952
                                                               ----------     ----------
                                                               ----------     ----------

             The accompanying notes are an integral part of this statement.

                                DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES
                                            INCOME STATEMENT
                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                              (UNAUDITED)

                                                                        Pro Forma
                                                                         for the
                                                          Six Months    Six Months       Six Months
                                                            Ended          Ended            Ended
                                                         December 31,   December 31,    December 31,
                                                             1995           1995            1996
                                                             ----           ----            ----
Sales                                                       $96,318       $96,318         $128,504
Cost of goods sold                                           63,343        62,507           78,187
Selling, general and administrative expense                  12,185        12,427           15,971
Research and development expense - net                        4,908         4,083            5,371
Other operating expense - net                                 2,247         1,969            1,273
                                                            -------       -------         --------
Operating profit                                             13,635        15,332           27,702
Interest (income) expense - net                               3,466            94             (496)
Exchange loss                                                   308            53              401
                                                            -------       -------         --------
Income before income taxes and minority interest              9,861        15,185           27,797
Provision for income taxes                                      926         5,315            9,735
                                                            -------       -------         --------
Income before minority interest                               8,935         9,870           18,062
Minority interest in loss of majority owned joint venture       (55)          (55)            (386)
                                                            -------       -------         --------
Net income                                                  $ 8,990       $ 9,925         $ 18,448
                                                            -------       -------         --------
                                                            -------       -------         --------
Earnings per share                                                        $  0.65         $   1.19
                                                                          -------         --------
                                                                          -------         --------
Weighted average shares outstanding                                    15,194,913       15,517,302
                                                                       ----------       ----------
                                                                       ----------       ----------

              The accompanying notes are an integral part of this statement.

                            DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES
                                          BALANCE SHEET
                        (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)
                                           (UNAUDITED)

                                                                   June 30,           December 31,
                                                                     1996                1996
                                                                     ----                ----
ASSETS

Current assets:
       Cash and cash equivalents                                   $ 20,179            $ 31,115
       Accounts receivable, trade - net                              32,293              33,490
       Accounts receivable, related parties                           4,726               5,762
       Inventories                                                   10,227              14,220
       Deferred income taxes                                          1,543               2,004
       Prepaid expenses and other current assets                      3,238               4,501
                                                                   --------            --------
         Total current assets                                        72,206              91,092
Property and equipment - net                                        123,048             130,177
Accounts receivable, related parties                                  1,928               1,703
Deferred income taxes                                                 3,245               3,492
Other assets                                                         27,466              43,272
                                                                   --------            --------
         Total assets                                              $227,893            $269,736
                                                                   --------            --------
                                                                   --------            --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable, trade                                   $    8,376          $   13,254
       Accounts payable, related parties                              5,885               3,602
       Accounts payable, other                                        2,006               4,630
       Short-term borrowings                                          1,454               1,498
       Income taxes payable                                           2,333               1,578
       Other accrued liabilities                                     17,694              17,081
                                                                   --------            --------
         Total current liabilities                                   37,748              41,643
Long-term borrowings                                                  9,324               9,149
Deferred income taxes                                                11,588              18,040
Other liabilities                                                     3,747               2,227
Minority interest in net assets of majority owned joint venture         872               1,204
Commitments and contingencies
Stockholders' equity:
       Common stock, $.01 par value; 25,000,000 shares authorized;
         15,100,000 issued and outstanding                              151                 151
       Additional paid-in capital                                   152,880             156,625
       Unrealized holding gain                                       11,583              22,249
       Retained earnings                                                                 18,448
                                                                   --------            --------
         Total liabilities and stockholders' equity                $227,893            $269,736
                                                                   --------            --------
                                                                   --------            --------

         The accompanying notes are an integral part of this statement.

                   DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES
                            STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                               Six Months
                                                                  Ended
                                                              December 31,
                                                            1995        1996
                                                          --------    --------
Cash flows from operating activities:
     Net income                                           $  8,990    $ 18,448
     Adjustments to reconcile net income to
       net cash provided by operations:
            Depreciation and amortization                   14,042      12,775
            Other                                               87        (671)
            Cash provided (used) by changes in
              assets and liabilities
                   Accounts receivable                       2,123      (2,304)
                   Inventories                                (542)     (4,046)
                   Prepaid expenses and other
                     current assets                            984        (536)
                   Accounts payable                         (3,067)      8,470
                   Other accrued liabilities                 4,265       2,142
                                                          --------    --------

            Net cash provided by operating activities       26,882      34,278
                                                          --------    --------

Cash flows from investing activities:
     Capital expenditures                                   (5,163)    (22,814)
     Payments for acquisitions                              (4,000)
     Other                                                      15
                                                          --------    --------

            Net cash used in investing activities           (9,148)    (22,814)
                                                          --------    --------

Cash flows from financing activities:
     Increase in borrowings                                  2,668          18
     Cash paid to DuPont - net                             (20,828)
                                                          --------    --------

            Net cash provided by (used in)
              financing activities                         (18,160)         18
                                                          --------    --------

Effect of exchange rate changes on cash                       (312)       (546)
                                                          --------    --------

Net (decrease) increase in cash and cash equivalents          (738)     10,936
Cash and cash equivalents at beginning of period             8,412      20,179
                                                          --------    --------

Cash and cash equivalents at end of period                $  7,674    $ 31,115
                                                          --------    --------
                                                          --------    --------



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


NOTE 2 - INVENTORIES

     Inventories consist of the following:

                                                  June 30,    December 31,
                                                    1996           1996
                                                  -------     ------------

     Raw materials and supplies                   $ 7,006        $11,674
     Work-in-process                                  785            679
     Finished product                               2,436          1,867
                                                  -------        -------
     Inventories                                  $10,227        $14,220
                                                  -------        -------
                                                  -------        -------


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


NOTE 4 - SUBSEQUENT EVENT

Between January 20 and 23, 1997, the Company sold its entire investment in Etec Systems, Inc. common stock. Aggregate net proceeds from the sale of $39,219 will be used in operations.

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

RESULTS OF OPERATIONS


SALES

Sales are comprised primarily of photomask sales to semiconductor manufacturers. Sales increased 27.8% from $50.3 million in the quarter ended December 31, 1995 to $64.3 million in the quarter ended December 31, 1996. Sales in North America, Europe and Asia increased from $30.6 million, $11.7 million, and $8.0 million in the quarter ended December 31, 1995 to $35.7 million, $14.8 million, and $13.8 million in the quarter ended December 31, 1996. The quarter ended December 31, 1996 includes $0.7 million of sales which are a consequence of realignment of a subsidiary's period end. Sales increased 33.4% from $96.3 million in the six months ended December 31, 1995 to $128.5 million in the six months ended December 31, 1996. Sales in North America, Europe and Asia increased from $57.1 million, $23.1 million, and $16.1 million in the six months ended December 31, 1995 to $71.1 million, $30.1 million, and $27.3 million in the six months ended December 31, 1996.
A continued increase in the demand for advanced photomasks which have higher average selling prices was a primary contributor to the increase in sales during these periods. This shift in demand reflects what the Company believes to be a trend toward higher utilization of complex semiconductor devices with finer line-widths. The increase in sales during these periods also reflects the overall increase in demand for photomasks.

COST OF GOODS SOLD

Cost of goods sold consists of material, labor, depreciation, and overhead. Cost of goods sold increased 26.0% from $31.2 million in the quarter ended December 31, 1995 to $39.2 million in the quarter ended December 31, 1996 and increased 23.4% from $63.4 million in the six months ended December 31, 1995 to $78.2 million in the six months ended December 31, 1996, resulting primarily from higher costs associated with increased sales. As a percentage of sales, cost of goods sold decreased from 62.0% in the quarter ended December 31, 1995 to 61.1% in the quarter ended December 31, 1996 and from 65.8% in the six months ended December 31, 1995 to 60.8% in the six months ended December 31, 1996. The percentage decrease was primarily due to continued improvements in capacity utilization including increased use of internally sourced photoblanks and pellicles.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense includes salaries of sales personnel, marketing expense, general and administrative expense, and product distribution expense. Prior to January 1, 1996, general and administrative expense principally included allocated costs for services provided by centralized DuPont organizations. The allocated costs are not necessarily indicative of the costs that would have been incurred if the Company had been independent. Since January 1, 1996, general and administrative expense has included fees incurred by the Company under Administrative Service Agreements with DuPont. Selling, general and administrative expense as a percentage of sales decreased from 12.6% in the quarter ended December 31, 1995 to 11.9% in the quarter ended December 31, 1996 and decreased from 12.6% in the six months ended December 31, 1995 to 12.4% in the six months ended December 31, 1996. Selling, general and administrative expense increased 21.3% from $6.3 million in the quarter ended December 31, 1995 to $7.7 million in the quarter ended December 31, 1996 and increased 31.1% from $12.2 million in the six months ended December 31, 1995 to $16.0 million in the six months ended December 31, 1996. The increase was due largely to increases in selling expenses corresponding to increased sales and increases in incentive compensation expenses corresponding to increases in earnings.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense consists primarily of employee costs, cost of material consumed, depreciation of equipment, engineering related costs, and the Company's allocated share of DuPont's central research and development. These allocations were $0.5 million in the quarter ended December 31, 1995 and were $1.1 million in the six months ended December 31, 1995. Such allocations terminated December 31, 1995. Since that time, the Company has received services from DuPont central research and development pursuant to Administrative Service Agreements with DuPont. Research and development expense, excluding DuPont allocations, increased from $1.9 million in the quarter ended December 31, 1995 to $2.9 million in the quarter ended December 31, 1996 and increased from $3.8 million in the six months ended December 31, 1995 to $5.4 million in the six months ended December 31, 1996. Research and development expense is net of funds the Company received from customers, industry groups such as SEMATECH Inc. and the Joint European Submicron Strategic Initiative and government sources. The Company anticipates that research and development expense will continue to increase in absolute terms in the future reflecting the Company's strategy of advancing its technological leadership. However, there can be no assurance that such expenditures will enable the Company to develop new technologies or to maintain its technological leadership.

OTHER OPERATING EXPENSE

Other operating expense consists primarily of costs not directly related to the manufacture of the Company's products. Historically, a significant portion of this item has been the expense associated with the early retirement of equipment resulting from technological obsolescence. The photomasks industry is characterized by rapid technological change and new product introductions and enhancements which may, in the future, result in additional technological obsolescence. The timing and amounts of these retirements are uncertain and difficult to predict. Other operating expense decreased from $1.6 million in the quarter ended December 31, 1995 to $0.5 million in the quarter ended December 31, 1996 and decreased from $2.2 million in the six months ended December 31, 1995 to $1.3 million in the six months ended December 31, 1996. The decreases were primarily related to reduced early retirement of equipment which was partially offset by increased pre-operating losses from the Company's joint venture in China and the Company's greenfield site in Scotland.

INTEREST (INCOME) EXPENSE

Interest expense was $1.6 million in the quarter ended December 31, 1995 and interest income was $0.3 million in the quarter ended December 31, 1996 and interest expense was $3.5 million in the six months ended December 31, 1995 and interest income was $0.5 million in the six months ended December 31, 1996 . The primary source of interest expense in the periods ended December 31, 1995 was the Company's master note arrangements with DuPont. On June 28, 1996, DuPont contributed the $90.5 million balance outstanding on the master notes to the Company as a capital contribution. Interest income results from short-term investment of the Company's cash balances.

EXCHANGE LOSS

Exchange loss consists of gains and losses resulting from the remeasurement of the Company's accounts denominated in non-U.S. currencies into U.S.
Dollars, which is the Company's functional currency.   Exchange
loss was $0.1 million in the quarter ended December 31, 1995 compared to $0.1 million in the quarter ended December 31, 1996 and was $0.3 million in the six months ended December 31, 1995 compared to $0.4 million in the six months ended December 31, 1996 primarily due to fluctuations of the U.S. Dollar against the German Mark, French Franc and Korean Won. Exchange loss is net of the impact of hedging activities designed to reduce exchange rate exposure.

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

MINORITY INTEREST IN LOSS OF MAJORITY OWNED JOINT VENTURE

The minority interest impact of the Company's joint venture in China was ($0.1 million) in the six months ended December 31, 1995 compared to ($0.4 million) in the six months ended December 31, 1996, reflecting increased pre-operating losses from, and partner funding of, the joint venture.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $34.5 million at June 30, 1996 and $49.4 million at December 31, 1996. The increase in working capital for the six months ended December 31, 1996 is due principally to higher cash balances. Cash and cash equivalents were $20.2 million at June 30, 1996 and $31.1 million at December 31, 1996. The increase in 1996 was primarily due to the Company retaining a portion of the cash generated from operations. The Company's ongoing cash requirement will be for capital expenditures, research and product development, and working capital.

Cash provided by operations was $26.9 million in the six months ended December 31, 1995 and $34.3 million in the six months ended December 31, 1996. The increase was primarily the result of higher sales and resultant net income. The Company believes that cash provided by operations will be its primary source of liquidity. Cash used in investing activities was $9.1 million in the six months ended December 31, 1995 and $22.8 million in the six months ended December 31, 1996. The Company's most significant use of cash for investing activities was capital expenditures. The Company expects capital expenditures for the remainder of the year ended June 30, 1997 will be approximately $22 to $28 million. These capital expenditures will be used primarily to expand the Company's manufacturing capacity and advance the Company's technical capability. Cash used in financing activities was $18.2 million in the six months ended December 31, 1995 and $0.0 million in the six months ended December 31, 1996. Prior to the IPO, the Company participated in DuPont's centralized cash management system whereby substantially all of the net cash generated by the Company was transferred, principally via the master notes, to DuPont.

The Company and DuPont have entered into a two-year credit agreement effective as of January 1, 1996 pursuant to which DuPont has agreed to provide a revolving credit/working capital facility to the Company in an aggregate amount of $30.0 million. The credit facility serves as a back-up to cash from operations. To date, there have been no borrowings under credit facility. There can be no assurance that alternative sources of financing will be available upon expiration of the credit facility or that alternative sources of funding will be available if the Company's borrowing requirements exceed the facility. The credit agreement contains, among other things, covenants restricting the Company's ability to incur additional debt. In addition, there can be no assurance that, even if funding is available, the terms thereof will be attractive to the Company.

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

Non-U.S. operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies, and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material effect on the Company's results of operations. The financial statements reflect remeasurement of items denominated in non-U.S. currencies to U.S. Dollars, the Company's functional
currency.   Exchange gains or losses are included in  income in the period in which they occur. Prior to the IPO, DuPont managed the Company's exposure to fluctuations in currency exchange rates as part of its overall management of exchange rate exposure. No separate hedging of the Company's exchange rate exposure was undertaken. Accordingly, the financial statements prior to the IPO do not reflect any hedging activities. Effective with the completion of the IPO, the Company monitors its exchange rate exposure and attempts to reduce such exposure by hedging. In July 1996, the Company entered into a Korean Won forward contract designed to reduce such exposure. There can be no assurance that such forward contract or any other hedging activity will be adequate to eliminate, or even mitigate, the impact of the Company's exchange rate exposure. The risks associated with non-U.S. operations have not, to date, had a material adverse impact on the Company's liquidity and results of operations. There can, however, be no assurance that such risks will not have a material adverse impact on the Company's liquidity and results of operations in the future.

Inflation impacts the Company through increases in the cost of labor, services, and raw materials. In general, these increases have been mitigated by periodic increases in the prices of the Company's products.

DISCUSSION OF PRO FORMA

The pro forma income statement estimates the effects that the IPO, various realignment transactions, and the following would have had on the Company's results of operations had they occurred as of July 1, 1995: (i) the discontinuance of DuPont's postretirement benefits and replacement of DuPont's defined benefit pension plan with the Company's defined contribution pension plan; (ii) the elimination of DuPont allocated overhead expenses that are not expected to be incurred by the Company following the IPO; (iii) the cost of services to be provided by third parties or DuPont, pursuant to Administrative Service Agreements with DuPont and its subsidiaries, and additional employees assumed to be hired by the Company to replace those services previously provided by DuPont; and (iv) recognition of expenses relating to the Company's stock performance plan. The principal effect of these adjustments would have been a decrease in costs of goods sold of $0.8 million for the six months ended December 31, 1995. In addition, selling, general and administrative expense would have increased by $0.2 million and research and development expense would have decreased $0.8 million. As a result of these adjustments, operating profit would have increased by $1.7 million for the six months ended December 31, 1995. Furthermore, elimination of the master notes would have decreased interest expense by $3.4 million. Consequently, net income (offset by an increase in the provision for income taxes) would have increased by $0.9 million for the six months ended December 31, 1995.

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

        Not applicable

Item 3. Defaults Upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders was held October 28, 1996 (the "Annual Meeting"). At the Annual Meeting, (i) the Company's nine existing directors were reelected to the Board of Directors and (ii) the selection of Price Waterhouse LLP as the Company's independent accountants for the year ended June 30, 1997 was ratified. Votes cast at the Annual Meeting are as follows:

                                                For     Withheld
                                                ---     --------
           J. Michael Hardinger          14,344,366       17,650
           John L. Doyle                 14,344,366       17,650
           John C. Hodgson               14,344,366       17,650
           Charles O. Holliday           14,344,366       17,650
           Peter G. Kehoe                14,344,366       17,650
           Gary W. Pankonien             14,344,366       17,650
           John C. Sargent               14,344,366       17,650
           Marshall C. Turner            14,344,366       17,650
           Susan A. Vladuchick           14,344,366       17,650

                                                For      Against        Abstain
                                                ---      -------        -------
           Ratification of the selection
            of Price Waterhouse LLP      14,353,816        5,300          2,900

Item 5. Other Information

        Between January 20 and 23, 1997, the Company sold its entire investment in Etec Systems, Inc. ("Etec") common stock. Aggregate net proceeds from the sale of $39,219,297 will be used in operations. The 1,025,640 shares of common stock were sold by the Company in open market transactions on the Nasdaq National Market System. Etec is the Company's principal supplier of electron beam and laser beam systems.

Item 6. Exhibits and Reports on Form 8-K

        (A)  Exhibits

             (11) Statement re Computation of Per Share Earnings
             (27) Financial Data Schedule

        (B)  Reports on Form 8-K

        Form 8-K, dated October 2, 1996, filed in connection with the Company's announced technology venture for advance photomask technology development and pilot line fabrication of leading-edge photomasks.

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DUPONT PHOTOMASKS, INC.
                                        (Registrant)


Date: January 29, 1997              By:   /s/ J. MICHAEL HARDINGER
                                       ---------------------------------------

                                              J. Michael Hardinger
                                              Chairman of the Board and
                                              Chief Executive Officer
                                              (Principal Executive Officer)


Date: January 29, 1997              By:   /s/ DAVID S. GINO
                                       ---------------------------------------

                                              David S. Gino
                                              Executive Vice President - Finance
                                              and Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)