Form 10-Q
period 1997-03-31
DUPONT PHOTOMASKS INC
filed 1997-05-05
CIK 1012128

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED                     COMMISSION FILE NUMBER
               MARCH 31, 1997                                     0-20839

                            ------------------------

                            DUPONT PHOTOMASKS, INC.

             (Exact name of registrant as specified in its charter)

           DELAWARE                74-2238819
 (State or Other Jurisdiction   (I.R.S. Employer
     of Incorporation or         Identification
        Organization)                 No.)

                                100 TEXAS AVENUE
                            ROUND ROCK, TEXAS 78664
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: 512-310-6559

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of April 23, 1997, 15,100,000 shares of the registrant's common stock, $.01 par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               -----
PART I      Item 1.    Financial Statements

                       Income Statement for the Three Months Ended March 31, 1996, Pro Forma Income
                         Statement for the Three Months Ended March 31, 1996 and Income Statement for the
                         Three Months Ended March 31, 1997................................................           3

                       Income Statement for the Nine Months Ended March 31, 1996, Pro Forma Income
                         Statement for the Nine Months Ended March 31, 1996 and Income Statement for the
                         Nine Months Ended March 31, 1997.................................................           4

                       Balance Sheet at June 30, 1996 and March 31, 1997..................................           5

                       Statement of Cash Flows for the Nine Months Ended March 31, 1996 and 1997..........           6

                       Notes to Financial Statements......................................................           7

            Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                         Operations.......................................................................           8

PART II

            Item 1.    Legal Proceedings..................................................................          13

            Item 2.    Changes in Securities..............................................................          13

            Item 3.    Defaults Upon Senior Securities....................................................          13

            Item 4.    Submission of Matters to a Vote of Security Holders................................          13

            Item 5.    Other Information..................................................................          13

            Item 6.    Exhibits and Reports on Form 8-K...................................................          13

                       Signatures.........................................................................          14

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES
                                INCOME STATEMENT
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                       PRO FORMA
                                                                                        FOR THE
                                                                      THREE MONTHS   THREE MONTHS   THREE MONTHS
                                                                          ENDED          ENDED          ENDED
                                                                        MARCH 31,      MARCH 31,      MARCH 31,
                                                                          1996           1996           1997
                                                                      -------------  -------------  -------------
Sales...............................................................    $  55,874     $    55,874    $    62,760
Cost of goods sold..................................................       35,374          35,217         37,657
Selling, general and administrative expense.........................        5,979           6,787          7,463
Research and development expense--net...............................        2,047           2,030          3,185
Other operating expense--net........................................          972             972            535
                                                                      -------------  -------------  -------------
Operating profit....................................................       11,502          10,868         13,920
Interest (income) expense--net......................................        1,625               8           (845)
Exchange (gain) loss................................................          (80)           (121)           212
                                                                      -------------  -------------  -------------
Income before income taxes, minority interest and extraordinary
  item..............................................................        9,957          10,981         14,553
Provision for income taxes..........................................          973           3,843          5,087
                                                                      -------------  -------------  -------------
Income before minority interest and extraordinary item..............        8,984           7,138          9,466
Minority interest in loss of majority owned joint venture...........         (428)           (428)          (256)
                                                                      -------------  -------------  -------------
Income before extraordinary item....................................        9,412           7,566          9,722
Extraordinary item--net.............................................                                     (22,242)
                                                                      -------------  -------------  -------------
Net income..........................................................    $   9,412     $     7,566    $    31,964
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Earnings per share before extraordinary item........................                  $      0.50    $      0.62
Extraordinary item--net.............................................                                       (1.43)
                                                                                     -------------  -------------
Earnings per share..................................................                  $      0.50    $      2.05
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Weighted average shares outstanding.................................                   15,194,913     15,596,131
                                                                                     -------------  -------------
                                                                                     -------------  -------------

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES
                                INCOME STATEMENT
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                        PRO FORMA
                                                                                         FOR THE
                                                                         NINE MONTHS   NINE MONTHS   NINE MONTHS
                                                                            ENDED         ENDED         ENDED
                                                                          MARCH 31,     MARCH 31,     MARCH 31,
                                                                             1996          1996          1997
                                                                         ------------  ------------  ------------
Sales..................................................................   $  152,192    $  152,192    $  191,264
Cost of goods sold.....................................................       98,717        97,724       115,844
Selling, general and administrative expense............................       18,164        19,214        23,434
Research and development expense--net..................................        6,955         6,113         8,556
Other operating expense--net...........................................        3,219         2,941         1,808
                                                                         ------------  ------------  ------------
Operating profit.......................................................       25,137        26,200        41,622
Interest (income) expense--net.........................................        5,091           102        (1,341)
Exchange (gain) loss...................................................          228           (68)          613
                                                                         ------------  ------------  ------------
Income before income taxes, minority interest and extraordinary item...       19,818        26,166        42,350
Provision for income taxes.............................................        1,899         9,158        14,822
                                                                         ------------  ------------  ------------
Income before minority interest and extraordinary item.................       17,919        17,008        27,528
Minority interest in loss of majority owned joint venture..............         (483)         (483)         (642)
                                                                         ------------  ------------  ------------
Income before extraordinary item.......................................       18,402        17,491        28,170
Extraordinary item--net................................................                                  (22,242)
                                                                         ------------  ------------  ------------
Net income.............................................................   $   18,402    $   17,491    $   50,412
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------
Earnings per share before extraordinary item...........................                 $     1.15    $     1.81
Extraordinary item--net................................................                                    (1.43)
                                                                                       ------------  ------------
Earnings per share.....................................................                 $     1.15    $     3.24
                                                                                       ------------  ------------
                                                                                       ------------  ------------
Weighted average shares outstanding....................................                 15,194,913    15,543,578
                                                                                       ------------  ------------
                                                                                       ------------  ------------

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                                 BALANCE SHEET

                (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)
                                  (UNAUDITED)

                                                                                             JUNE 30,   MARCH 31,
                                                                                               1996        1997
                                                                                            ----------  ----------
                                                      ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $   20,179  $   70,200
  Accounts receivable, trade--net.........................................................      32,293      33,417
  Accounts receivable, related parties....................................................       4,726       3,629
  Inventories.............................................................................      10,227      15,788
  Deferred income taxes...................................................................       1,543       1,812
  Prepaid expenses and other current assets...............................................       3,238       6,688
                                                                                            ----------  ----------
    Total current assets..................................................................      72,206     131,534
Property and equipment--net...............................................................     123,048     138,264
Accounts receivable, related parties......................................................       1,928       1,586
Deferred income taxes.....................................................................       3,245       3,236
Other assets..............................................................................      27,466       3,752
                                                                                            ----------  ----------
    Total assets..........................................................................  $  227,893  $  278,372
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade.................................................................  $    8,376  $   12,229
  Accounts payable, related parties.......................................................       5,885       4,554
  Accounts payable, other.................................................................       2,006       2,900
  Short-term borrowings...................................................................       1,454       1,779
  Income taxes payable....................................................................       2,333      13,387
  Other accrued liabilities...............................................................      17,694      18,637
                                                                                            ----------  ----------
    Total current liabilities.............................................................      37,748      53,486
Long-term borrowings......................................................................       9,324       8,905
Deferred income taxes.....................................................................      11,588       5,611
Other liabilities.........................................................................       3,747       2,234
Minority interest in net assets of majority owned joint venture...........................         872         948
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; 25,000,000 shares authorized; 15,100,000 issued and
    outstanding...........................................................................         151         151
  Additional paid-in capital..............................................................     152,880     156,625
  Unrealized holding gain.................................................................      11,583
  Retained earnings.......................................................................                  50,412
                                                                                            ----------  ----------
    Total liabilities and stockholders' equity............................................  $  227,893  $  278,372
                                                                                            ----------  ----------
                                                                                            ----------  ----------

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                            STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                 NINE MONTHS
                                                                                                    ENDED
                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1996        1997
                                                                                            ----------  ----------
Cash flows from operating activities:
  Net income..............................................................................  $   18,402  $   50,412
  Adjustments to reconcile net income to net cash provided by operations:
    Depreciation and amortization.........................................................      20,595      19,305
    Other.................................................................................        (771)       (779)
    Gain..................................................................................                 (34,219)
    Cash provided (used) by changes in assets and liabilities
      Accounts receivable.................................................................      (4,000)     (1,035)
      Inventories.........................................................................      (1,328)     (5,581)
      Prepaid expenses and other current assets...........................................      (1,606)     (2,970)
      Accounts payable....................................................................      (8,220)      7,277
      Other accrued liabilities...........................................................      13,204      16,000
                                                                                            ----------  ----------
    Net cash provided by operating activities.............................................      36,276      48,410
                                                                                            ----------  ----------
Cash flows from investing activities:
  Capital expenditures....................................................................     (13,690)    (37,153)
  Payments for acquisitions...............................................................      (6,000)
  Other...................................................................................         920
  Proceeds from sale of investment........................................................                  39,219
                                                                                            ----------  ----------
    Net cash provided by (used in) investing activities...................................     (18,770)      2,066
                                                                                            ----------  ----------
Cash flows from financing activities:
  Increase in borrowings..................................................................       1,799         699
  Cash paid to DuPont--net................................................................     (18,520)
                                                                                            ----------  ----------
    Net cash provided by (used in) financing activities...................................     (16,721)        699
                                                                                            ----------  ----------
Effect of exchange rate changes on cash...................................................        (306)     (1,154)
                                                                                            ----------  ----------
Net increase in cash and cash equivalents.................................................         479      50,021
Cash and cash equivalents at beginning of period..........................................       8,412      20,179
                                                                                            ----------  ----------
Cash and cash equivalents at end of period................................................  $    8,891  $   70,200
                                                                                            ----------  ----------
                                                                                            ----------  ----------

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

NOTE 1--BASIS OF PRESENTATION

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

NOTE 2--INVENTORIES

    Inventories consist of the following:

                                                                         JUNE 30,    MARCH 31,
                                                                           1996        1997
                                                                         ---------  -----------
Raw materials and supplies.............................................  $   7,006   $  11,980
Work-in-process........................................................        785       1,191
Finished product.......................................................      2,436       2,617
                                                                         ---------  -----------
Inventories............................................................  $  10,227   $  15,788
                                                                         ---------  -----------
                                                                         ---------  -----------

NOTE 3--EXTRAORDINARY ITEM

    Between January 20 and 23, 1997, the Company sold its entire investment in Etec Systems, Inc. common stock. Aggregate net proceeds from the sale of $39,219 will be used in operations. The Company realized a $34,219 gain on the sale. The related provision for income taxes was $11,977.

NOTE 4--COMMITMENTS AND CONTINGENCIES

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

RESULTS OF OPERATIONS

    SALES

    Sales are comprised primarily of photomask sales to semiconductor manufacturers. Sales increased 12.3% from $55.9 million in the quarter ended March 31, 1996 to $62.8 million in the quarter ended March 31, 1997. Sales in North America, Europe and Asia increased from $31.7 million, $14.4 million, and $9.8 million in the quarter ended March 31, 1996 to $35.9 million, $16.1 million, and $10.8 million in the quarter ended March 31, 1997. Sales increased 25.7% from $152.2 million in the nine months ended March 31, 1996 to $191.3 million in the nine months ended March 31, 1997. Sales in North America, Europe and Asia increased from $88.8 million, $37.5 million, and $25.9 million in the nine months ended March 31, 1996 to $107.0 million, $46.2 million, and $38.1 million in the nine months ended March 31, 1997. A continued increase in the demand for advanced photomasks which have higher average selling prices was a primary contributor to the increase in sales during these periods. This shift in demand reflects what the Company believes to be a trend toward higher utilization of complex semiconductor devices with finer line-widths.

    COST OF GOODS SOLD

    Cost of goods sold consists of material, labor, depreciation, and overhead. Cost of goods sold increased 6.5% from $35.4 million in the quarter ended March 31, 1996 to $37.7 million in the quarter ended March 31, 1997 and increased 17.3% from $98.7 million in the nine months ended March 31, 1996 to $115.8 million in the nine months ended March 31, 1997, resulting primarily from higher costs associated with increased sales. As a percentage of sales, cost of goods sold decreased from 63.3% in the quarter ended March 31, 1996 to 60.0% in the quarter ended March 31, 1997 and from 64.9% in the nine months ended March 31, 1996 to 60.6% in the nine months ended March 31, 1997. The percentage decrease was primarily due to continued improvements in capacity utilization including increased use of internally sourced photoblanks and pellicles.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

    Selling, general and administrative expense includes salaries of sales personnel, marketing expense, general and administrative expense, and product distribution expense. Prior to January 1, 1996, general and administrative expense principally included allocated costs for services provided by centralized DuPont organizations. The allocated costs are not necessarily indicative of the costs that would have been incurred if the Company had been independent. Since January 1, 1996, general and administrative expense has included fees incurred by the Company under Administrative Service Agreements with DuPont. Selling, general and administrative expense as a percentage of sales increased from 10.7% in the quarter ended March 31, 1996 to 11.9% in the quarter ended March 31, 1997 and increased from 11.9% in the nine months ended March 31, 1996 to 12.3% in the nine months ended March 31, 1997. Selling, general and administrative expense increased 24.8% from $6.0 million in the quarter ended March 31, 1996 to $7.5 million in the quarter ended March 31, 1997 and increased 29.0% from $18.2 million in the nine months ended March 31, 1996 to $23.4 million in the nine months ended March 31, 1997. The increase was due largely to increases in selling expenses corresponding to increased sales and increases in incentive compensation expenses corresponding to increases in earnings.

    RESEARCH AND DEVELOPMENT EXPENSE

    Research and development expense consists primarily of employee costs, cost of material consumed, depreciation of equipment, engineering related costs, the Company's share of costs of the limited liability company discussed below, and the Company's allocated share of DuPont's central research and development. These allocations were $1.1 million in the six months ended December 31, 1995. Such allocations terminated December 31, 1995. Since that time, the Company has received services from DuPont central research and development pursuant to Administrative Service Agreements with DuPont. Research and development expense, excluding DuPont allocations, increased from $2.0 million in the quarter ended March 31, 1996 to $3.2 million in the quarter ended March 31, 1997 and increased from $7.0 million in the nine months ended March 31, 1996 to $8.6 million in the nine months ended March 31, 1997. The increase was due primarily to the Company's share of pre-operating losses from the limited liability company. Research and development expense is net of funds the Company received from customers, industry groups such as SEMATECH Inc. and the Joint European Submicron Strategic Initiative and government sources. The Company anticipates that research and development expense will continue to increase in absolute terms in the future reflecting the Company's strategy of advancing its technological leadership. However, there can be no assurance that such expenditures will enable the Company to develop new technologies or to maintain its technological leadership.

    OTHER OPERATING EXPENSE

    Other operating expense consists primarily of costs not directly related to the manufacture of the Company's products. Historically, a significant portion of this item has been the expense associated with the early retirement of equipment resulting from technological obsolescence. The photomasks industry is characterized by rapid technological change and new product introductions and enhancements which may, in the future, result in additional technological obsolescence. The timing and amounts of these retirements are uncertain and difficult to predict. Other operating expense decreased from $1.0 million in the quarter ended March 31, 1996 to $0.5 million in the quarter ended March 31, 1997 and decreased from $3.2 million in the nine months ended March 31, 1996 to $1.8 million in the nine months ended March 31, 1997. The decreases were primarily related to reduced early retirement of equipment which was partially offset by increased pre-operating losses from the Company's joint venture in China and the Company's greenfield site in Scotland.

    INTEREST (INCOME) EXPENSE

    Interest expense was $1.6 million in the quarter ended March 31, 1996 and interest income was $0.8 million in the quarter ended March 31, 1997. Interest expense was $5.1 million in the nine months ended March 31, 1996 and interest income was $1.3 million in the nine months ended March 31, 1997. The primary source of interest expense in the periods ended March 31, 1996 was the Company's master note arrangements with DuPont. On June 28, 1996, DuPont contributed the $90.5 million balance outstanding on the master notes to the Company as a capital contribution. Interest income results from short-term investment of the Company's cash balances.

    EXCHANGE (GAIN) LOSS

    Exchange (gain) loss consists of gains and losses resulting from the remeasurement of the Company's accounts denominated in non-U.S. currencies into U.S. Dollars, which is the Company's functional currency. Exchange gain was $0.1 million in the quarter ended March 31, 1996 compared to a $0.2 million exchange loss in the quarter ended March 31, 1997 and exchange loss was $0.2 million in the nine months ended March 31, 1996 compared to $0.6 million in the nine months ended March 31, 1997 primarily due to fluctuations of the U.S. Dollar against the German Mark, French Franc and Korean Won. Exchange loss is net of the impact of hedging activities designed to reduce exchange rate exposure.

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

    MINORITY INTEREST IN LOSS OF MAJORITY OWNED JOINT VENTURE

    The minority interest impact of the Company's joint venture in China was ($0.5 million) in the nine months ended March 31, 1996 compared to ($0.6 million) in the nine months ended March 31, 1997, reflecting increased pre-operating losses from, and partner funding of, the joint venture.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital was $34.5 million at June 30, 1996 and $78.0 million at March 31, 1997. The increase in working capital for the nine months ended March 31, 1997 is due principally to higher cash balances. Cash and cash equivalents were $20.2 million at June 30, 1996 and $70.2 million at March 31, 1997. The increase was primarily due to the Company retaining a portion of the cash generated from operations and cash proceeds from the sale of the Company's investment in Etec Systems, Inc. common stock. The Company's ongoing cash requirement will be for capital expenditures, research and product development, and working capital.

    Cash provided by operations was $36.3 million in the nine months ended March 31, 1996 and $48.4 million in the nine months ended March 31, 1997. The increase was primarily the result of higher sales and resultant net income. The Company believes that cash provided by operations will be its primary source of liquidity. Cash used in investing activities was $18.8 million in the nine months ended March 31, 1996 and cash provided by investing activities was $2.1 million in the nine months ended March 31, 1997. The Company's most significant use of cash for investing activities was capital expenditures. The Company expects capital expenditures for the remainder of the year ended June 30, 1997 will be approximately $10 to $15 million. These capital expenditures will be used primarily to expand the Company's manufacturing capacity and advance the Company's technical capability. Cash used in financing activities was $16.7 million in the nine months ended March 31, 1996 and cash provided by financing activities was $0.7 million in the nine months ended March 31, 1997. Prior to the IPO, the Company participated in DuPont's centralized cash management system whereby substantially all of the net cash generated by the Company was transferred, principally via the master notes, to DuPont.

    The Company and DuPont have entered into a two-year credit agreement effective as of January 1, 1996 pursuant to which DuPont has agreed to provide a revolving credit/working capital facility to the

Company in an aggregate amount of $30.0 million. The credit facility serves as a back-up to cash from operations. To date, there have been no borrowings under the credit facility. There can be no assurance that alternative sources of financing will be available upon expiration of the credit facility or that alternative sources of funding will be available if the Company's borrowing requirements exceed the facility. The credit agreement contains, among other things, covenants restricting the Company's ability to incur additional debt. In addition, there can be no assurance that, even if funding is available, the terms thereof will be attractive to the Company.

OTHER MATTERS

    The Company has executed an agreement with three other companies that resulted in the formation of a limited liability company that will pursue development of advanced photomask fabrication technologies. The Company believes that, through its participation, it will be able to help meet the future technology needs of the semiconductor industry for advanced photomasks. There can be no assurance that the limited liability company will yield results that are favorable to the Company.

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

DISCUSSION OF PRO FORMA

    The pro forma income statement estimates the effects that the IPO, various realignment transactions, and the following would have had on the Company's results of operations had they occurred as of July 1, 1995: (i) the discontinuance of DuPont's postretirement benefits and replacement of DuPont's defined benefit pension plan with the Company's defined contribution pension plan; (ii) the elimination of DuPont allocated overhead expenses that are not expected to be incurred by the Company following the IPO; (iii) the cost of services to be provided by third parties or DuPont, pursuant to Administrative Service Agreements with DuPont and its subsidiaries, and additional employees assumed to be hired by the Company to replace those services previously provided by DuPont; and (iv) recognition of expenses relating to the Company's stock performance plan. The principal effect of these adjustments would have been a decrease in costs of goods sold of $1.0 million for the nine months ended March 31, 1996. In addition, selling, general and administrative expense would have increased by $1.0 million and research and development expense would have decreased $0.8 million. As a result of these adjustments, operating profit would have increased by $1.1 million for the nine months ended March 31, 1996. Furthermore, elimination of the master notes would have decreased interest expense by $5.0 million. Consequently, net income (offset by an increase in the provision for income taxes) would have decreased by $0.9 million for the nine months ended March 31, 1996.

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

        Not applicable

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DUPONT PHOTOMASKS, INC.
                                (Registrant)

Date: April 30, 1997            By:           /s/ J. MICHAEL HARDINGER
                                     -----------------------------------------
                                                J. Michael Hardinger
                                             CHAIRMAN OF THE BOARD AND
                                         CHIEF EXECUTIVE OFFICER (PRINCIPAL
                                                 EXECUTIVE OFFICER)

Date: April 30, 1997            By:              /s/ DAVID S. GINO
                                     -----------------------------------------
                                                   David S. Gino
                                         EXECUTIVE VICE PRESIDENT--FINANCE
                                            AND CHIEF FINANCIAL OFFICER
                                              (PRINCIPAL FINANCIAL AND
                                                ACCOUNTING OFFICER)