Form 10-K
period 1997-06-30
DUPONT PHOTOMASKS INC
filed 1997-09-15
CIK 1012128

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                -----------------

                                    FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15
                     OF THE SECURITIES EXCHANGE ACT OF 1934
  FOR THE FISCAL YEAR ENDED JUNE 30, 1997       COMMISSION FILE NUMBER 0-20839

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     Aggregate market value of voting stock held by nonaffiliates of the registrant (excludes outstanding shares beneficially owned by directors and officers and shares held by E.I. du Pont de Nemours and Company) as of September 8, 1997, was approximately $315 million. As of such date, 15,154,600 shares of the registrant's common stock, $.01 par value, were outstanding.

                       Documents Incorporated by Reference
  (Specific pages incorporated are indicated under the applicable Item herein):

                                                             INCORPORATED BY
                                                           REFERENCE IN PART NO.
                                                           ---------------------
The Company's Proxy Statement, dated September 15, 1997,
 filed in connection with the Annual Meeting of
 Stockholders to be held on October 27, 1997...............        III

                             DUPONT PHOTOMASKS, INC.

     The terms "DPI" or the "Company" as used herein refer to DuPont Photomasks, Inc. and its consolidated subsidiaries, as the context may indicate.

                                -----------------

                                TABLE OF CONTENTS

                                                                      PAGE
                                                                      ----
  PART I
           Item 1.      Business  . . . . . . . . . . . . . . .         3
           Item 2.      Properties  . . . . . . . . . . . . . .        13
           Item 3.      Legal Proceedings . . . . . . . . . . .        14
           Item 4.      Submission of Matters to a Vote of
                        Security Holders  . . . . . . . . . . .        14
                        Executive Officers of the Company . . .        14
  PART II
           Item 5.      Market for the Registrant's Common
                        Equity and Related Stockholder
                        Matters . . . . . . . . . . . . . . . .        15
           Item 6.      Selected Financial Data . . . . . . . .        16
           Item 7.      Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations  . . . . . . . . . . . . . .        16
           Item 8.      Financial Statements and Supplementary
                        Data  . . . . . . . . . . . . . . . . .        22
           Item 9.      Changes in and Disagreements with
                        Accountants on Accounting and
                        Disclosure  . . . . . . . . . . . . . .        22
  PART III
           Item 10.     Directors and Executive Officers of the
                        Registrant  . . . . . . . . . . . . . .        23
           Item 11.     Executive Compensation  . . . . . . . .        23
           Item 12.     Security Ownership of Certain
                        Beneficial Owners and Management  . . .        23
           Item 13.     Certain Relationships and Related
                        Transactions  . . . . . . . . . . . . .        23
  PART IV
           Item 14.     Exhibits, Financial Statement Schedules
                        and Reports on Form 8-K . . . . . . . .        23
                        Signatures. . . . . . . . . . . . . . .        24


                       NOTE ON INCORPORATION BY REFERENCE

     Throughout this report, various information and data are incorporated by reference to portions of the Company's 1997 Proxy Statement. Any reference in this report to disclosures in the Company's 1997 Proxy Statement shall constitute incorporation by reference of that specific material into this Form 10-K.

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

     Photomasks are high-purity quartz or glass plates containing precision images of integrated circuits and are used as masters by semiconductor manufacturers to optically transfer these images onto semiconductor wafers. The Company manufactures a broad range of photomasks based on customer-supplied design data. The Company also manufacturers photoblanks and pellicles, the principal components of photomasks, principally for internal consumption. The Company operates globally with established manufacturing facilities in North America, Europe and Asia.

     Prior to the Company's initial public offering on June 13, 1996 (the "Initial Public Offering"), the Company was a wholly-owned subsidiary of E.I. du Pont de Nemours and Company ("DuPont"). The Company was reincorporated in Delaware prior to the Initial Public Offering and non-U.S. operations were realigned so that these operations would be conducted by wholly-owned subsidiaries of DPI. Upon completion of the Initial Public Offering, DuPont, through its wholly-owned subsidiary DuPont Chemical and Energy Operations, Inc. ("DCEO"), owned 10,500,000 shares (approximately 69.3%) of the Company's common stock. As a result, DuPont has sufficient voting power to control the direction and policies of the Company, including any merger, consolidation or sale of all or substantially all of the assets of the Company, to elect the members of the Board of Directors of the Company and to prevent or cause a change in control of the Company.

     Historically, the Company has derived certain tangible and intangible benefits from being a subsidiary of DuPont. Upon completion of the Initial Public Offering, the relationship between the Company and DuPont has been defined pursuant to several transitional agreements. These agreements will continue to provide the Company with certain benefits for a limited time.

INDUSTRY BACKGROUND

     The market for photomasks is primarily comprised of semiconductor manufacturers in North America, Europe and Asia. Growth in the photomask market has not always correlated with increases in semiconductor sales, since demand for photomasks is driven principally by new semiconductor designs rather than sales. While growth in semiconductor manufacturing and new semiconductor designs generated demand for new photomasks from the mid-1980's through the early 1990's, the Company believes that this underlying growth was offset by semiconductor and photomask design and manufacturing efficiencies. First, cost-effective and powerful workstations and CAD tools enabled integrated circuit designers to perfect semiconductor designs through computer simulation, thereby significantly reducing the need to produce numerous iterations of photomasks. Second, ultra-thin protective covers called pellicles began to be widely used in the mid-1980's to protect photomask surfaces from contamination, thereby prolonging the life of photomasks. Third, the need for backup photomask sets was significantly reduced by improved production cycle time that enabled lead times for replacement photomasks to fall from several days to several hours.

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

     The Company believes that the impact of CAD efficiencies, mask pelliclization, reduced cycle time and reduction photolithography technology that negatively affected photomask industry growth throughout the mid-1980's and the early 1990's has largely dissipated and, consequently, prices for photomasks have stabilized. As a result, the Company expects that growth in semiconductor design activity and demand will drive current photomask industry growth without the offsetting influences that previously existed. The following factors are expected to be particularly important:

 CUSTOMIZATION OF SEMICONDUCTOR DESIGNS. Increasing demand for semiconductors, including application specific integrated circuits (ASICs), application specific standard products (ASSPs), embedded microcontrollers and a growing variety of memory products, has generated demand for photomasks as each new type of semiconductor device requires additional new photomasks.

 INCREASING DEVICE COMPLEXITY. As the complexity of semiconductor devices has increased in response to continued efforts to improve the functionality of these devices through greater transistor densities and smaller feature sizes, the number of photomasks used in the manufacture of a single integrated circuit has also increased. For example, the number of photomasks typically required for the manufacture of microprocessors in 1991 was 14 as compared to 25 photomasks for the current most advanced generation of microprocessors.

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

 PROLIFERATION OF SEMICONDUCTOR APPLICATIONS. Semiconductor devices of all types are continuing to proliferate into new products. In addition, the demand for semiconductor devices from traditional markets such as personal computers, cellular telephones, pagers, automobiles, medical products, household appliances and other electronic consumer products is growing significantly as semiconductor content in electronic systems increases and as these products expand into new market segments.

     The Company believes that certain of these trends are changing the nature of the photomask industry and its importance in the semiconductor manufacturing process. Photomasks are reemerging as a critical and enabling technology in the semiconductor manufacturing process and the photomask market is expected to experience greater growth as a result. Semiconductor design rules have recently advanced so that even some "5X" reduction steppers require photomasks with submicron features. Future semiconductor devices are expected to require features below the resolution limit of existing photolithography equipment. Advanced photomask technologies such as phase shift and optical proximity correction masks can extend the optical resolution of existing photolithography equipment, thereby delaying the significant investment required for new semiconductor manufacturing equipment. In addition, as semiconductor line widths become as small as the wavelength of the illumination sources in optical lithography, the semiconductor manufacturing process becomes increasingly dependent on high-precision photomasks with tighter specifications and tolerances. Future generations of wafer lithography equipment are expected to increase the need for high precision photomasks, thereby further increasing demand for advanced photomasks that have tighter specifications. All of these changes in the semiconductor industry are increasing the already important role of photomasks and driving the need for the continuing development of advanced photomasks. See "Risk Factors."

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

     Photomasks are manufactured by the Company in accordance with semiconductor design data provided on a confidential basis by its customers. The final design of each integrated circuit results in a set of precise individual circuit patterns to be imaged onto a series of typically 10 to 25 separate photomask levels. The complete set of patterned photomasks is required to manufacture the customer's integrated circuit design. Upon receipt of a customer's circuit design, the Company converts the design to pattern data, which are used to control an electron beam or laser beam that exposes the circuit pattern onto a thin layer of photosensitive polymer, called a photoresist, covering the opaque chrome layer of the photoblank.
The exposed areas are dissolved by chemical developers and the thin chrome layer of the photoblank is etched to replicate the customer design pattern on the photomask. Subsequently, the photomask is inspected for defects, its critical dimensions are confirmed and any defects are repaired. Pellicles are then mounted onto the masks and the masks are delivered to the customer.


     The Company manufactures a broad range of photomasks for varying customer applications, including applications requiring the use of leading edge photomasks. The Company manufactures these products using multiple production techniques, including electron beam and laser beam exposure as well as lower cost optical exposure techniques.

PHOTOBLANKS AND PELLICLES

     Photomasks are manufactured from photoblanks, which are highly polished quartz or glass plates coated with ultra-thin layers of chrome and photoresist. The photomask is protected from particle contamination by an ultra-thin, frame-mounted transparent film, called a pellicle. The pellicle when mounted on the photomask creates a sealed contamination-free environment for the photomask pattern. Because the Company is the only photomask manufacturer that also manufactures and markets both photoblanks and pellicles, it believes that it has a competitive advantage in managing the
supply, quality and cost of its principal component materials.   Photoblanks
and pellicles constitute over 80% of the materials costs associated with photomask production. Between 70% and 80% of the Company's demand for these critical components is internally supplied.

     The production of photoblanks requires ultra pure chrome deposition on highly polished and extremely flat quartz or glass substrates. The Company purchases virgin quartz substrates primarily from Shin Etsu Handotai Co., which is the world's largest producer of these substrates. In addition, the Company recycles quartz substrates which have been repolished in order to reduce cost and dependence on external suppliers. The Company acquires between 20% and 30% of the photoblanks it uses to manufacture photomasks from Hoya Corporation and others that serve as a backup to the Company's own production. The quality and properties of photoblanks strongly affect the yield and quality of photomasks.

     Pellicles are produced from nitrocellulose or other polymer solutions that the Company prepares or purchases. The ultra thin film is typically precision coated with an anti-reflective layer to improve optical performance characteristics. Material properties and manufacturing conditions are carefully tuned to match the pellicle's light transmission properties with the requirements of the specific semiconductor lithography application. The Company has introduced proprietary pellicle films that are specifically designed to withstand the powerful DUV radiation found in the emerging generation of advanced steppers. In addition, the Company is developing contamination resistant features for the pellicle frame assembly. The Company holds six patents covering various aspects of pellicle technology, with three patents pending. To assure a backup supply, the Company purchases approximately 20% to 30% of the pellicles it uses to manufacture photomasks from Micro Lithography, Inc. and several other suppliers. See "Risk Factors."

GLOBAL MANUFACTURING AND OPERATIONS

     Since 1991, DPI has operated globally with established manufacturing facilities in North America, Europe and Asia. In North America, the Company operates photomask manufacturing facilities in Round Rock, Texas; Santa Clara, California; and Kokomo, Indiana. Additionally, the Company has announced plans to build a manufacturing facility on a to be identified "greenfield" site near Portland, Oregon. In Europe, the Company's manufacturing facilities are located in Rousset, France and Hamburg, Germany and it is constructing a third photomask manufacturing facility on a "greenfield" site in Hamilton, Scotland. In Asia, the Company currently operates a manufacturing facility in Ichon, Republic of Korea ("Korea") and is participating in the operation of a facility with its joint venture partner in Shanghai, Peoples Republic of China ("China"). The Company believes that its global presence is important for meeting the supply needs of multi-national customers as it facilitates the Company's ability to supply quality products to its customers' worldwide locations on a timely basis. Close proximity to customers is important because of rapid delivery requirements and the need for frequent personal interactions. As a result, each manufacturing facility primarily supplies local semiconductor manufacturers. Moreover, each of the Company's manufacturing facilities is connected by a data transmission network, which allows these facilities to transfer confidential customer design data and manufacturing instructions rapidly and coordinate manufacturing responsibility with the Company's other facilities. By being able to transfer information throughout the world with this network, the Company is able to optimize capacity utilization, thereby lowering production costs while providing effective customer service on a local level. In addition, a trend is developing whereby semiconductor manufacturers in certain regions are beginning to specialize in certain technologies. For example, semiconductor manufacturers in Korea are a global leader in DRAMS. Because of its global network, the Company believes that it is well positioned to flexibly manage its capacity, enabling it to use all its manufacturing facilities in order to take advantage of regional opportunities.

     Approximately 24% of the Company's sales in fiscal 1997 were in Europe. Through its manufacturing facilities in Germany and France, the Company supplies photomasks to the major European semiconductor manufacturers. In addition, through its planned facility in Hamilton, Scotland, the Company will be able to serve numerous semiconductor customers of DPI that have established, or are planning to establish, manufacturing operations in the United Kingdom and the Republic of Ireland. In addition, this facility will also serve customers in other European countries.

     The Company's photomask sales in Asia have grown approximately 78% from fiscal 1995 to fiscal 1997. The Company supplies photomasks to semiconductor manufacturers principally in Korea through its facility in Ichon, Korea.
This facility also serves customers located in Japan, Hong Kong, Taiwan and Singapore. In addition, the Company has expanded its Asian operations to China. As part of a joint venture, the Company is participating in the operation of a Shanghai, China manufacturing facility which began producing photomasks in fiscal 1997. The Company is a majority owner of this joint venture.

     The photomask market in Japan is estimated to have been approximately 50% of the worldwide market over the last five years. The Japanese market is predominantly served by captive Japanese suppliers and three significant local independent suppliers. The Company is beginning to serve semiconductor manufacturers in Japan through its facility in Ichon, Korea.

     Each of the Company's wholly-owned manufacturing sites is ISO-9002 qualified. The Company manufactures photomasks in clean rooms designed to provide a contamination-free, temperature and humidity controlled environment. These clean rooms are similar to those used in the manufacture of semiconductors. The Company's historical emphasis on product research and development has carried over to process technology and has resulted in the development of production facilities equipped with state-of-the-art manufacturing equipment. See "Risk Factors."

CUSTOMERS

     The Company is the principal photomask supplier of many of the leading global semiconductor manufacturers. Essentially, all the Company's sales are to customers in the semiconductor manufacturing industry.

     In fiscal 1997, the Company's largest customer, SGS-Thomson accounted for approximately 12% of the Company's sales. The Company's largest 6 customers, in the aggregate, accounted for more than half of sales.

     The Company has entered into multi-year, non-exclusive supply agreements with some of its customers, including Lucent Technologies, Motorola, Philips and SGS-Thomson. Each agreement is separately negotiated and therefore specific terms vary. See "Risk Factors."

COMPETITION

     The photomask industry is highly competitive and most of the Company's customers utilize more than one photomask supplier. Because of its global presence, the Company competes with different independent manufacturers in each local geographic region in which it operates. In North America, the Company competes primarily with Photronics, Inc. and, to a lesser extent, with other smaller independent photomask suppliers. In Europe, the Company competes primarily with Compugraphics International Limited and Photronics. In Asia, the Company primarily competes with Dai Nippon Printing, Hoya Corporation, Taiwan Mask Corporation and Toppan. The Company expects that some of its competitors will expand operations to international markets in order to better meet the needs of international customers and take advantage of new growth opportunities. For example, Photronics has, among other undertakings, made certain acquisitions in Europe and has recently opened a manufacturing facility in Singapore. The Company expects to face continued competition from these and other suppliers in the future, including P.K. Ltd. (formerly Anam S&T Co. Ltd.) in Korea. In addition, captive photomasks operations can, and sometimes do, sell into the merchant market.

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

     The Company, along with Advanced Micro Devices, Micron Technology and Motorola, has begun operation of a joint venture for advanced photomask technology development and pilot line fabrication of leading edge photomasks. The venture, a limited liability company called the DPI Reticle Technology Center, L.L.C. ("RTC"), is located in a fully equipped, free-standing facility next to the photomasks manufacturing site the Company operates in Round Rock, Texas.

     The Company, independently and through its participation in the RTC, intends to continue to invest in research and development in order to ensure its technological capabilities. The Company is focusing its research and development in three areas: (i) the enhancement of existing products by improving manufacturing techniques and technologies; (ii) the development of leading edge photomask products such as phase shift masks, masks with optical proximity correction and advanced specification masks; and (iii) the development of advanced materials needed for the manufacture of leading edge photomasks.

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

     The Company is enhancing its existing products through worldwide integrated engineering, capital investment for improved capability and beta testing of leading edge equipment. Product enhancements in the past led to the development of technology currently used to produce photomasks compatible with 0.35 micron semiconductor lithography. This technology is providing the platform for the development of manufacturing technologies consistent with
0.25 micron semiconductor lithography at high yields and rapid cycle time. The Company has been a leader in the development of leading edge photomasks products, such as phase shift, optical proximity and advanced specification masks. In addition to its internal development efforts, the Company has participated in several development programs supported by SEMATECH Inc. in the United States and the Joint European Submicron Strategic Initiative in Europe with respect to advanced products. The Company's research and development of photomask component materials is also responding to the technology demands of semiconductor manufacturers through the development of improved materials needed to produce advanced photomasks. Recent examples of such materials developments include low stress chrome blanks, pellicles with contamination-control features and attenuated embedded chrome blanks for phase shift masks.

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

PATENTS, COPYRIGHTS, TRADEMARKS AND LICENSES

INTELLECTUAL PROPERTY

     The Company believes that the success of its business depends primarily on its proprietary technology, information, processes and know-how, rather than on patents or trademarks. Much of the Company's proprietary information and technology relating to manufacturing processes is not patented and may not be patentable. Certain aspects of the Company's photoblanks and pellicles technologies are, however, protected by twelve patents or patent applications. They include product patents for certain types of attenuated, embedded phase shift blanks and DUV pellicles. While the Company considers its patents to be valuable assets, it does not believe that its competitive position is dependent on patent protection or that its operations are dependent on any individual patent. The Company believes instead that the success of its business depends primarily on its ability to maintain lead time in developing its proprietary technology, information, processes and know-how. Nevertheless, the Company attempts to protect its intellectual property rights with respect to its products and manufacturing processes through patents, trademarks and trade secrets when appropriate as part of its ongoing research, development and manufacturing activities. The Company also relies on non-disclosure agreements with employees and vendors to protect its proprietary processes.

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

EMPLOYEES

     As of June 30, 1997, the Company had approximately 1,500 employees worldwide, of whom approximately 10% have engineering or technical degrees.

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

CAPITAL INTENSIVE INDUSTRY

     Due to the capital intensive nature of photomask manufacturing operations, at a given threshold of manufacturing capacity, a high proportion of the Company's operating costs remain relatively constant as sales volume increases or decreases. To the extent the Company has under-utilized production capacity, operating profit increases or decreases significantly as sales volume increases or decreases. The Company anticipates that operating costs will increase as it adds capacity to position itself for future growth. A decrease in capacity utilization could have a material adverse effect on the Company's results of operations.

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

     Technological advances achieved by a competitor or a customer, leading to the commercial availability of alternate methods of transferring circuit designs onto semiconductor wafers without the use of photomasks, including direct write lithography, could have a material adverse effect on the Company's results of operations or financial position. An alternative to photomasks lithography is direct-write lithography, which writes the circuit pattern directly onto the semiconductor wafer without the use of a photomask. The direct-write method generates patterns onto a wafer slowly and therefore is not currently useful for high-volume, commercial device manufacturing. A significant advance in this technology, however, would have a material adverse effect on the Company's business and results of operations.

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

CONCENTRATION OF CUSTOMERS

     In fiscal 1997, the Company's largest 6 customers, in the aggregate, accounted for more than half of sales. All these customers are in the semiconductor industry. The loss of, or a significant reduction of orders from, any of these customers could have a material adverse effect on the Company's results of operations.

CONCENTRATION OF AND DEPENDENCE ON SUPPLIERS

     The Company relies on a limited number of photomask equipment manufacturers to develop and supply the equipment used in the photomask manufacturing process. There are currently lead times of approximately 10 to 14 months between the order and the delivery of certain photomask imaging and inspection equipment, including electron beam and laser beam photomask imaging systems. There can be no assurance that the equipment manufacturers will successfully develop or deliver on a timely basis such imaging and inspection equipment. Failure to develop on a timely basis such equipment could have a material adverse effect on the Company's business or results of operations.

     In addition, the Company does not have long term supply agreements with any of its raw materials suppliers and it has historically relied primarily on one supplier for the quartz plates used in the manufacture of photoblanks, which are a key component in the manufacture of photomasks. Any disruption in the Company's supply relationships or any delays in the shipment of supplies or equipment, particularly the supply of quartz plates, could result in delays or reductions in the product shipments by the Company or increases in product costs that could have a material adverse effect on the Company's operating results in any given period. In the event of such disruption, there can be no assurance that the Company can develop alternative sources within reasonable time frames, or if developed, that such sources would provide such supplies or equipment at prices comparable with those charged by the Company's suppliers prior to such disruption.

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

SIGNIFICANT INTERNATIONAL OPERATIONS

     Approximately 44% of the Company's sales in fiscal 1997 were derived from sales in non-U.S. markets. The Company expects sales from non-U.S. markets to continue to represent a significant portion of total sales. The Company operates three manufacturing facilities as well as sales and technical support service centers in Europe and Asia. In addition, DPI is currently participating in the operation of a manufacturing facility in Shanghai, China as part of a joint venture arrangement with the Shanghai Institute of Metallurgy and is constructing a photomask manufacturing facility on a "greenfield" site in Hamilton, Scotland.

     Non-U.S. operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material effect on the Company's results of operations. The financial statements reflect remeasurement of items denominated in non-U.S. currencies to U.S. Dollars, the Company's functional currency. Exchange gains or losses are included in income in the period in which they occur. Prior to the Initial Public Offering, DuPont managed the Company's exposure to fluctuations in currency exchange rates as part of its overall management of exchange rate exposure. No separate hedging of the Company's exchange rate exposure was undertaken. Accordingly, the financial statements prior to the Initial Public Offering do not reflect any hedging activities. Effective with the completion of the Initial Public Offering, the Company monitors its exchange rate exposure and attempts to reduce such exposure by hedging. In 1997, the Company entered into Korean Won forward contracts designed to reduce such exposure. There can be no assurance that such forward contracts or any other hedging activity will be adequate to eliminate, or even mitigate, the impact of the Company's exchange rate exposure. The risks associated with non-U.S. operations have not, to date, had a material adverse impact on the Company's liquidity and results of operations. There can, however, be no assurance that such risks will not have a material adverse impact on the Company's liquidity and results of operations in the future.

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

CONTROL BY AND RELATIONSHIP WITH DUPONT

     DuPont, through DCEO, owns approximately 69.3% of the outstanding Common Stock of the Company. As a result, DuPont has sufficient voting power to control the direction and policies of the Company, including any merger, consolidation or sale of all or substantially all of the assets of the Company, to elect the members of the Board of Directors of the Company and to prevent or cause a change in control of the Company. DuPont has advised the Company that it expects to reduce its ownership interest in the Company over time subject to prevailing market and other conditions.

     Historically, the Company has derived certain tangible and intangible benefits from being a subsidiary of DuPont. The current relationship between the Company and DuPont is defined pursuant to several transitional agreements. While these agreements will continue to provide the Company with certain benefits, the Company is only entitled to the ongoing assistance of DuPont for a limited time and it may not enjoy benefits from its relationship with DuPont beyond the term of the agreements, including benefits derived from DuPont's reputation, research and development, supply of raw materials, trade names and trademarks and credit support. There can be no assurance that the Company, upon termination of such assistance from DuPont, will be able to provide adequately such services internally or obtain favorable arrangements from third parties to replace such services.

NO INDEPENDENT OPERATING HISTORY PRIOR TO THE OFFERING

     Prior to the Initial Public Offering, the Company was a wholly-owned subsidiary of DuPont and had no independent operating history. Since the Initial Public Offering, the Company has been developing financial, management, administrative, research and other resources previously provided by DuPont, which are necessary to operate successfully as an independent public company. Although the Company and DuPont have entered into several agreements that are, in part, intended to ease the Company's transition to an independent public company, there can be no assurance that the Company will be able to develop these resources.

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

ITEM 2.  PROPERTIES

FACILITIES

     The Company conducts manufacturing operations throughout the world. Each of the Company's wholly-owned operations is ISO-9002 qualified. The Company believes that its facilities are adequate and suitable for their respective uses. The table below presents certain information (as of June 30, 1997) relating to the Company's principal manufacturing and support facilities.

                                  FLOOR SPACE         TYPE OF
  LOCATION                        SQUARE FEET         INTEREST            USE
  --------                        -----------         --------            ---
  NORTH AMERICA
       Round Rock, Texas             54,000             Owned         Photomasks
       Santa Clara, California       38,000             Leased        Photomasks
       Kokomo, Indiana               42,000             Owned         Photomasks
       Poughkeepsie, New York        23,000             Owned         Photoblanks
       Danbury, Connecticut          55,000             Owned          Pellicles
       Round Rock, Texas             17,000             Owned          Research
       Round Rock, Texas             17,000             Leased      Administration
       Round Rock, Texas      (under construction)      Owned       Administration

  EUROPE
       Rousset, France               24,000             Leased        Photomasks
       Hamburg, Germany              22,000             Leased        Photomasks
       Hamilton, Scotland     (under construction)      Owned         Photomasks

  ASIA
       Ichon, Korea                 102,000             Owned         Photomasks
       Shanghai, China               16,000         Jointly Owned     Photomasks

     The Company owns most of the manufacturing equipment at its facilities. The executive offices of the Company are located at 100 Texas Avenue, Round Rock, Texas 78664 and its telephone number is (512) 310-6559.

     The research facility in Round Rock is leased to the RTC and contains primarily RTC manufacturing equipment leased by the RTC from a third party. Facilities and property located in Santa Clara and Hamburg are leased under leases that expire in 2001 and October 2022, respectively. The facility at Rousset is leased under a lease that expires in April 1998 at which point the Company has an option to take ownership of the facility upon payment of taxes and expenses relating to the conveyance. The Company also maintains customer service data centers in leased facilities in Beaverton, Oregon and Dallas, Texas.

     The Company's Santa Clara facility is in a seismically active area. Although the Company has obtained business interruption insurance, a major catastrophe (such as an earthquake or other natural disaster) at any of its sites could result in a prolonged interruption of the Company's North American business.

ENVIRONMENTAL MATTERS

     The operations of the Company and its ownership of real property are subject to federal, state, local and foreign environmental laws and regulations that govern, among other things, the discharge of pollutants into the air and water and the handling, use, storage, disposal and clean-up of solid and hazardous waste. Compliance with such laws and regulations requires the Company to incur capital expenditures and operating costs in connection with its ongoing operations. In addition, such laws and regulations may impose liabilities on owners and operators of businesses and real property without regard to fault and may be joint and several with other parties. The Company estimates that capital expenditures relating to environmental matters will be approximately $1 million in each of fiscal 1998, 1999 and 2000. In addition, the Company expects to incur expenses relating to environmental matters of approximately $300,000 in each of fiscal 1998, 1999 and 2000. More stringent environmental laws and regulations may be enacted in the future, which may require the Company to expend additional amounts on environmental compliance or may require modifications in the Company's operations. Although the Company is unable to predict the extent of its future liability with respect to any environmental matters, the Company believes, based upon current information, that environmental liabilities will not be material to its financial condition or results of operations. With respect to any environmental contamination present on the Company's manufacturing sites at the time of the Initial Public Offering or present at any such site as a result of the Company's manufacturing operations due to the generation, use, treatment, storage, or disposal of hazardous waste or hazardous materials prior to the date of the Initial Public Offering, the Company will be indemnified by DuPont pursuant to an agreement between DuPont and the Company effective the date of the Initial Public Offering. The Company is responsible for any environmental liabilities resulting from its operations following the consummation of its Initial Public Offering.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not currently involved in any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                        EXECUTIVE OFFICERS OF THE COMPANY

     The following is a list, as of September 8, 1997, of the Company's executive officers, each of whom has been an executive officer since December 21, 1995 except Mr. Launder and Mr. Lynn who became executive officers on October 1, 1996 and March 1, 1997.

                                                                         AGE
                                                                         ---
  Chief Executive Officer:
       J. Michael Hardinger (1) . . . . . . . . . . . . . . . . . . . .  50

  Other Executive Officers:
       Preston M. Adcox, President and Chief Operating Officer  . . . .  54
       Gerard Cognie, Executive Vice President--European Operations . . 52 David S. Gino, Executive Vice President--Finance and Chief
            Financial Officer . . . . . . . . . . . . . . . . . . . . .  39
       Arthur W. Launder, Executive Vice President-North American
            Photomask Operations. . . . . . . . . . . . . . . . . . . .  58
       John M. Lynn, Executive Vice President, General Counsel and
            Secretary . . . . . . . . . . . . . . . . . . . . . . . . .  39
       Kenneth A. Rygler, Executive Vice President--Worldwide
            Marketing and Strategic Planning  . . . . . . . . . . . . .  53

--------------
(1) Member of the Board of Directors.

 J. MICHAEL HARDINGER. Mr. Hardinger is Chairman of the Board of Directors and Chief Executive Officer of the Company, positions he assumed as a part of the global realignment of the photomask business. He joined DuPont in 1970 and has served in a number of management positions with DuPont, including Vice President and General Manager of DuPont's Acrylics and Consumer Products Business from 1990 until 1993. He was Vice President--DuPont Corporate Sourcing prior to assuming his position with the Company. Mr. Hardinger is also a member of the Texas Commerce Bank Austin Advisory Board of Directors.

 PRESTON M. ADCOX. Mr. Adcox is President and Chief Operating Officer of the Company. He joined DuPont in 1967 and has held a number of manufacturing and technology management positions. He became a Managing Director in DuPont's semiconductor materials business in 1988 and had global responsibility for DuPont's photomask operations until 1996. He was a member of the Board of Directors of Etec Systems Inc. from 1990 to early 1995. Since 1988, he has served on the Board of Directors of Semi-Sematech, an organization representing U.S. equipment and material suppliers to the semiconductor manufacturing industry.

 GERARD COGNIE. Mr. Cognie is Executive Vice President--European Operations of the Company and the Chairman of the Board of DuPont Photomasks (France) S.A. He joined DuPont in 1968 and from 1988 to 1996 served as the Director of DuPont's European photomask operations and from 1985 to 1996 served as the Director of Electronics for DuPont France.

 DAVID S. GINO. Mr. Gino is Executive Vice President-Finance and Chief Financial Officer of the Company. He joined DuPont in 1987 after serving as Chief Financial Officer and Controller of Master Images, Inc. until it was acquired by DuPont in 1987. He has held a number of financial and business management positions with DuPont's semiconductor materials, imaging systems and printing and publishing businesses.

 ARTHUR W. LAUNDER. Mr. Launder is Executive Vice President-North American Photomask Operations. He joined the Company in 1996 after serving as President of ASM America, Inc. Prior to joining ASM America, Inc. in 1994, he had been President and Chief Operating Officer of Photronics, Inc. from 1987 to 1994 and Senior Vice President and General Manager of Micro Mask, Inc. from 1983 to 1987.

 JOHN M. LYNN. Mr. Lynn is Executive Vice President and General Counsel of the Company. He also serves as Corporate Secretary. He joined DuPont in 1980 as a chemical engineer and then, after a departure for law school, rejoined DuPont as a lawyer in 1985. He held a number of legal advisory positions with DuPont prior to joining the Company in 1996.

 KENNETH A. RYGLER. Mr. Rygler is Executive Vice President--Worldwide Marketing and Strategic Planning of the Company. He joined DuPont in 1964 and held numerous sales, marketing, planning and business development management positions.

    The Company's executive officers are appointed annually by the Board of Directors in accordance with the Company's Bylaws.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    The Company's common stock is listed on the NASDAQ National Market under the symbol "DPMI". The number of record holders of common stock was 96 at September 8, 1997.

    The high and low sales prices of Company stock for each quarterly period since June 14, 1996, the first trading day after the Initial Public Offering, are set forth in the table below.

                                                     HIGH         LOW
                                                     ----         ---
 YEAR ENDING JUNE 30, 1996
      Fourth Quarter                                $23.50      $19.25

 YEAR ENDING JUNE 30, 1997
      First Quarter                                 $29.25      $17.87
      Second Quarter                                $47.50      $26.75
      Third Quarter                                 $63.00      $36.25
      Fourth Quarter                                $59.50      $36.75

 YEAR ENDING JUNE 30, 1998
      First Quarter (through September 8, 1997)     $69.50      $46.75

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

ITEM 6.  SELECTED FINANCIAL DATA

                           Five-Year Financial Review
                (Dollars in thousands, except per share amounts)

                               1993      1994      1995      1996      1997
                               ----      ----      ----      ----      ----
 Sales . . . . . . . . . . . $118,896  $134,548  $161,514  $213,415  $261,185
 Income (loss) before
  extraordinary item . . . . (37,558)   (10,865)    4,119    26,904    36,762
 Net income (loss) . . . . . (37,558)   (10,865)    4,119    26,904    59,004
 Earnings per share before
  extraordinary item . . . .                                             2.36
 Earnings per share  . . . .                                             3.79
 Total assets  . . . . . . .  176,953    160,901  171,701   227,893   291,579
 Borrowings  . . . . . . . .    3,731      8,090    7,225    10,778    12,318
 DuPont master notes . . . .  142,841    140,846  125,570


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements of the Company and the related notes thereto. Prior to the Company's Initial Public Offering on June 13, 1996, it was a wholly-owned subsidiary of E.I. duPont de Nemours and Company ("DuPont"). Therefore, the Company's historical results are not necessarily indicative of the results that would have been achieved if the Company had been independent and may not be an accurate indication of future results.

     The unaudited pro forma income statement estimates the effects of certain events associated with the Initial Public Offering as if such events had taken place on July 1, 1995. The unaudited pro forma income statement does not purport to represent what the results of operations of the Company would actually have been had certain events in fact occurred on July 1, 1995 or to project the results of operations of the Company for any future period.

                                INCOME STATEMENT
                               (Percent of sales)


                                                FOR THE YEARS ENDED JUNE 30,
                                                ----------------------------
                                                              PRO FORMA
                                                              ---------
                                              1995    1996       1996     1997
                                              ----    ----       ----     ----
                                                             (UNAUDITED)
Sales . . . . . . . . . . . . . . . . . . .  100.0%  100.0%     100.0%   100.0%
Cost of goods sold  . . . . . . . . . . . .   72.5    65.0       64.5     61.5
Selling, general and administrative
  expense . . . . . . . . . . . . . . . . .   13.5    11.8       12.3     12.1
Research and development expense  . . . . .    5.4     4.3        3.9      4.7
Other operating expense . . . . . . . . . .    2.2     1.6        1.4      1.1
                                             ------  ------     ------   ------
Operating profit  . . . . . . . . . . . . .    6.4    17.3       17.9     20.6
Interest (income) expense . . . . . . . . .    4.2     3.3                (0.8)
Exchange (gain) loss  . . . . . . . . . . .   (0.3)    0.4        0.3      0.3
                                             ------  ------     ------   ------
Income before income taxes, minority
  interest and extraordinary item. .  . . .    2.5    13.6       17.6     21.1
Provision for income taxes  . . . . . . . .            1.3        6.2      7.4
                                             ------  ------     ------   ------
Income before minority interest and
  extraordinary item. . . . . . . . . . . .    2.5    12.3       11.4     13.7
Minority interest in loss of majority owned
  joint venture. .  . . . . . . . . . . . .           (0.3)      (0.3)    (0.4)
                                             ------  ------     ------   ------
Income before extraordinary item  . . . . .    2.5    12.6       11.7     14.1
Extraordinary item  . . . . . . . . . . . .                               (8.5)
                                             ------  ------     ------   ------
     Net income . . . . . . . . . . . . . .    2.5%   12.6%      11.7%    22.6%
                                             ------  ------     ------   ------
                                             ------  ------     ------   ------

GENERAL

     During the early 1990's, the photomask market was relatively flat. While growth in semiconductor manufacturing and new semiconductor designs generated demand for new photomasks throughout this period, the Company believes that this underlying growth was offset by advances in semiconductor and photomask design and production methods that reduced the number of photomasks required to manufacture a semiconductor device. The Company believes that weak market conditions during this period contributed to the poor financial performance of several merchant photomask manufacturers, including the Company. Since that time, however, growth in the photomask market has resumed.

     The Company's sales increased from $161.5 million in 1995 to $261.2 million in 1997. The increase of over 61% was primarily the result of an accelerating trend in the semiconductor industry toward semiconductor device customization, which generates demand for new photomasks, semiconductor device complexity, which increases the value and number of photomask layers needed to produce a semiconductor device, and the proliferation of semiconductor devices into new products and markets.

     The Company's sales continued to be internationally diverse. North American sales constituted approximately 56% of the Company's sales in 1995 and 1997, while sales in Europe and Asia accounted for approximately 26% and 18% of sales in 1995 and 24% and 20% in 1997. Sales in North America grew approximately 62% from 1995 to 1997 from $90.1 million to $145.6 million. Sales in Europe grew approximately 50% from 1995 to 1997 from $42.0 million to $63.0 million. Sales in Asia grew approximately 78% from 1995 to 1997 from $29.5 million to $52.6 million. The Company expects sales in non-U.S. markets to continue to represent a significant portion of sales.

     Due to the capital intensive nature of photomask manufacturing operations, at a given threshold of manufacturing capacity, a high proportion of the Company's operating costs remain relatively constant as sales volume increases or decreases. To the extent that the Company has under-utilized production capacity, operating profit increases or decreases significantly as sales volume increases or decreases. In the early 1990's, the Company had excess capacity. Therefore, as sales increased from 1995 to 1997, costs associated with manufacturing remained relatively unchanged and the Company's operating profit over the period benefited. The Company anticipates that operating costs will increase as it adds capacity to position itself for future growth.

YEAR ENDED JUNE 30, 1997 COMPARED TO YEAR ENDED JUNE 30, 1996

SALES

     Sales are comprised primarily of photomask sales to semiconductor manufacturers. Sales increased 22.4% from $213.4 million in 1996 to $261.2 million in 1997. Sales in North America, Europe and Asia increased from $121.6 million, $52.9 million and $38.9 million in 1996 to $145.6 million, $63.0 million and $52.6 million in 1997. A continued increase in the demand for advanced photomasks, which have higher average selling prices, was a primary contributor to the increase in sales during this period. This shift in demand reflects a trend toward higher utilization of complex semiconductor devices with finer linewidths. The increase in sales during this period also reflects the overall increase in demand for photomasks.

COST OF GOODS SOLD

     Cost of goods sold consists of material, labor, depreciation and overhead. Cost of goods sold increased 15.7% from $138.8 million in 1996 to $160.6 million in 1997 resulting primarily from higher costs associated with increased sales. As a percentage of sales, cost of goods sold decreased from 65.0% in 1996 to 61.5% in 1997. The decrease was primarily due to continued improvements in capacity utilization including increased use of internally sourced photoblanks and pellicles.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expense includes salaries of sales personnel, marketing expense, general and administrative expense and product distribution expense. Prior to January 1, 1996, general and administrative expense principally included allocated costs for services provided by centralized DuPont organizations. These allocated costs are not necessarily indicative of the costs that would have been incurred if the Company had been independent. Since January 1, 1996, general and administrative expense includes fees incurred by the Company under administrative services agreements with DuPont and certain DuPont subsidiaries ("Administrative Service Agreements"). Selling, general and administrative expense as a percentage of sales increased from 11.8% in 1996 to 12.1% in 1997. Selling, general and administrative expense increased 25.6% from $25.2 million in 1996 to $31.6 million in 1997. The increases were due largely to increases in selling expenses corresponding to increased sales and increases in incentive compensation expenses corresponding to increases in earnings.

RESEARCH AND DEVELOPMENT EXPENSE

     Research and development expense consists primarily of employee costs, cost of material consumed, depreciation, engineering related costs and the Company's allocated share of DuPont's central research and development. These allocations were $1.1 million in 1996. Such allocations terminated December 31, 1995. Since that date, the Company has received services from DuPont central research and development pursuant to a research, development and consulting agreement with DuPont.

     Research and development expense, excluding DuPont allocations, increased from $8.1 million in 1996 to $12.4 million in 1997. As a percentage of sales, research and development expense increased slightly compared to the prior year. The increases reflect pre-operating losses from the Company's joint venture participation, with Advance Micro Devices, Micron Technology and Motorola, in a limited liability company called the DPI Reticle Technology Center, L.L.C. ("RTC") which was formed to develop advanced photomask technology and pilot line fabricate leading edge photomasks. The Company believes that, through its participation in the RTC, it will be able to help meet the future technology needs of the semiconductor industry for advanced photomasks. There can be no assurance that the RTC will yield results that are favorable to the Company.

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

OTHER OPERATING EXPENSE

     Other operating expense consists primarily of costs not directly related to the manufacture of the Company's products. Historically, a significant portion of this item has been pre-operating losses related to new facilities and the expense associated with the early retirement of equipment resulting from technological obsolescence. The photomask industry is characterized by rapid technological change and new product introductions and enhancements which may, in the future, result in additional technological obsolescence. The timing and amounts of these retirements are uncertain and difficult to predict. Also, as the Company adds capacity to position itself for future growth, it will incur additional pre-operating losses related to new facilities. Other operating expense decreased from $3.4 million in 1996 to $2.8 million in 1997.

INTEREST (INCOME) EXPENSE

     Interest expense was $7.1 million in 1996 and interest income was $2.1 million in 1997. The primary source of interest expense in 1996 was the Company's master note arrangements with DuPont. On June 28, 1996, DuPont contributed the $90.5 million balance outstanding on the master notes to the Company as a capital contribution. Interest income results from short-term investment of the Company's cash balances.

EXCHANGE (GAIN) LOSS

     Exchange (gain) loss consists of gains and losses resulting from the remeasurement of the Company's accounts denominated in non-U.S. currencies into U.S. Dollars, which is the Company's functional currency. Exchange loss was $0.9 million in 1996 and $0.8 million in 1997. The loss is primarily due to fluctuations of the U.S. Dollar against the German Mark, French Franc and Korean Won. Exchange (gain) loss is net of the impact of hedging activities designed to reduce exchange rate exposure.

PROVISION FOR INCOME TAXES

     Prior to the Initial Public Offering, tax expense was determined and allocated to the Company by applying the separate taxpayer approach outlined in FAS 109. Under this approach, the Company had net operating loss carryforwards in the U.S. and Europe, some of which became fully utilized during the year ended June 30, 1996. The Company's operations in Korea are subject to a government granted tax exemption. The Company will continue to enjoy the full benefits of the tax exemption in Korea until 2001 and a partial benefit thereafter until the tax exemption terminates in 2003. In actuality, the Company's results prior to the Initial Public Offering were included in consolidated tax returns filed by DuPont and the tax benefit of prior year losses was realized by DuPont. Since the Initial Public Offering, tax expense has been determined in accordance with FAS 109 and approximates the U.S. statutory rate.

MINORITY INTEREST IN LOSS OF MAJORITY OWNED JOINT VENTURE

     The minority interest impact of the Company's joint venture in China was ($0.7 million) in 1996 compared to ($0.9 million) in 1997, reflecting increased pre-operating losses from, and partner funding of, the joint venture.

EXTRAORDINARY ITEM

     In January 1997, the Company sold its entire investment in Etec Systems, Inc. common stock. Aggregate net proceeds from the sale of $39.2 million will be used in operations. The Company realized a $34.2 million gain on the sale. The related provision for income taxes was $12.0 million.

YEAR ENDED JUNE 30, 1996 COMPARED TO YEAR ENDED JUNE 30, 1995

SALES

     Sales increased 32.1% from $161.5 million in 1995 to $213.4 million in 1996. Sales in North America, Europe and Asia increased from $90.1 million, $42.0 million and $29.5 million in 1995 to $121.6 million, $52.9 million and $38.9 million in 1996. A continued increase in the demand for advanced photomasks, which have higher average selling prices, was a primary contributor to the increase in sales during this period. This shift in demand reflects a trend toward higher utilization of complex semiconductor devices with finer linewidths. The increase in sales during this period also reflects the overall increase in demand for photomasks. In addition, approximately $13 million of photomask sales to Lucent Technologies ("Lucent") were generated during 1996 under a five-year supply agreement executed in connection with the April 1995 purchase of selected photomask
manufacturing equipment from an affiliate of AT&T.   Under the terms of the
supply agreement, Lucent has agreed to purchase certain minimum quantities of photomasks from the Company.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Prior to January 1, 1996, general and administrative expense principally included allocated costs for services provided by centralized DuPont organizations. These allocated costs are not necessarily indicative of the costs that would have been incurred if the Company had been independent. Since January 1, 1996, general and administrative expense includes fees incurred by the Company under Administrative Service Agreements. Selling, general and administrative expense as a percentage of sales declined from 13.5% in 1995 to 11.8% in 1996. Selling, general and administrative expense increased 15.4% from $21.8 million in 1995 to $25.2 million in 1996. The increase was due largely to increases in selling expenses corresponding to increased sales.

RESEARCH AND DEVELOPMENT EXPENSE

     Research and development expense consists primarily of employee costs, cost of material consumed, depreciation of equipment, engineering related costs and the Company's allocated share of DuPont's central research and development. These allocations were $2.0 million and $1.1 million in 1995 and 1996. Such allocations terminated December 31, 1995. Prospectively, the Company will receive services from DuPont central research and development pursuant to a research, development and consulting agreement with DuPont. Research and development expense, excluding DuPont allocations, increased from $6.8 million in 1995 to $8.1 million in 1996. However, as a percentage of sales, research and development expense declined slightly compared to the prior year, reflecting increased sales. Research and development expense is net of funds the Company received from customers, industry groups such as SEMATECH Inc. and the Joint European Submicron Strategic Initiative and government sources.

OTHER OPERATING EXPENSE

     Other operating expense decreased from $3.5 million in 1995 to $3.4 million in 1996.

INTEREST EXPENSE

     Interest expense was essentially flat at approximately $7 million for both 1995 and 1996.

EXCHANGE (GAIN) LOSS

     Exchange gain was $0.5 million in 1995 compared to an exchange loss of $0.9 million in 1996. The loss in 1996 was primarily attributable to the fluctuation of the U.S. Dollar against the German Mark, French Franc and Korean Won.

PROVISION FOR INCOME TAXES

     Tax expense has been determined and allocated to the Company by applying the separate taxpayer approach outlined in FAS 109. Under this approach, the Company had net operating loss carryforwards in the U.S. and Europe, some of which became fully utilized during the year ended June 30, 1996. The Company's operations in Korea are subject to a government granted tax exemption. The Company will continue to enjoy the full benefits of the tax exemption in Korea until 2001 and a partial benefit thereafter until the tax exemption terminates in 2003. In actuality, the Company's results were included in consolidated tax returns filed by DuPont and the tax benefit of prior year losses was realized by DuPont.

MINORITY INTEREST IN LOSS OF MAJORITY OWNED JOINT VENTURE

     The minority interest impact of the Company's joint venture in China was ($0.2 million) in 1995 compared to ($0.7 million) in 1996, reflecting increased pre-operating losses from, and partner funding of, the joint venture.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was $34.5 million at June 30, 1996 and $66.1 million at June 30, 1997. The increase in working capital for the year ended June 30, 1997 is due principally to higher cash balances. Cash and cash equivalents were $8.4 million at June 30, 1995, $20.2 million at June 30, 1996 and $51.4 million at June 30, 1997. The increase in 1996 was primarily due to the Company retaining a portion of the net proceeds of the Initial Public Offering. The increase in 1997 was primarily due to the Company retaining a portion of the cash generated from operations and the cash proceeds from the sale of the Company's investment in Etec Systems, Inc. common stock. The Company's ongoing cash requirements will be for capital expenditures, research and product development and working capital.

     Cash provided by operations was $29.0 million in 1995, $50.4 million in 1996 and $41.7 million in 1997. The Company believes that cash provided by operations will be the Company's primary source of liquidity. Cash used in investing activities was $18.6 million in 1995, $29.4 million in 1996 and $11.8 million in 1997. The Company's most significant use of cash for investing activities was capital expenditures and acquisitions. The Company expects capital expenditures in 1998 will be approximately $70 million. The capital expenditures for 1998 will be used primarily to expand the Company's manufacturing capacity and advance the Company's technical capability. Cash used in financing activities was $7.0 million in 1995 and $8.5 million in 1996 and cash provided by financing activities was $2.5 million in 1997. Prior to the Company's Initial Public Offering, it participated in DuPont's centralized cash management system whereby substantially all of the net cash generated by the Company was transferred, principally via the master notes, to DuPont.

     The Company and DuPont have entered into a credit agreement pursuant to which DuPont has agreed to provide a credit facility to the Company in an aggregate amount of $100.0 million. The Credit Agreement has a term of 48 months and any loans thereunder will bear interest at LIBOR plus 25 basis points. At the Company's option, advances under the Credit Agreement are convertible into term loans with maturities up to seven years. The credit facility will serve as a back-up to cash from operations. To date, there have been no borrowings under the credit facility. There can be no assurance that alternative sources of financing will be available upon the expiration of such facility or that alternative sources of funding will be available if the Company's borrowing requirements exceed the facility. The credit agreement contains, among other things, covenants restricting the Company's ability to incur additional debt. In addition, there can be no assurance that, even if funding is available, the terms thereof will be attractive to the Company.

OTHER MATTERS

     Non-U.S. operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material effect on the Company's results of operations. The financial statements reflect remeasurement of items denominated in non-U.S. currencies to U.S. Dollars, the Company's functional currency. Exchange gains or losses are included in income in the period in which they occur. Prior to the Initial Public Offering, DuPont managed the Company's exposure to fluctuations in currency exchange rates as part of its overall management of exchange rate exposure. No separate hedging of the Company's exchange rate exposure was undertaken. Accordingly, the financial statements prior to the Initial Public Offering do not reflect any hedging activities. Effective with the completion of the Initial Public Offering, the Company monitors its exchange rate exposure and attempts to reduce such exposure by hedging. In 1997, the Company entered into Korean Won forward contracts designed to reduce such exposure. There can be no assurance that such forward contracts or any other hedging activity will be adequate to eliminate, or even mitigate, the impact of the Company's exchange rate exposure. The risks associated with non-U.S. operations have not, to date, had a material adverse impact on the Company's liquidity and results of operations. There can, however, be no assurance that such risks will not have a material adverse impact on the Company's liquidity and results of operations in the future.

     Inflation impacts the Company through increases in the cost of labor, services and raw materials. In general, these increases have been mitigated by periodic increases in the prices of the Company's products.

DISCUSSION OF PRO FORMA

     The unaudited pro forma income statement estimates the effects that the Initial Public Offering, various realignment transactions and the following would have had on the Company's results of operations had they occurred as of July 1, 1995: (i) the discontinuance of DuPont's postretirement benefits and replacement of DuPont's defined benefit pension plan with the Company's defined contribution pension plan; (ii) the elimination of DuPont allocated overhead expenses that are not expected to be incurred by the Company following the Initial Public Offering; (iii) the cost of services to be provided by third parties or DuPont, pursuant to several transitional agreements, and additional employees assumed to be hired by the Company to replace those services previously provided by DuPont; and (iv) recognition of expenses relating to the Company's stock performance plan. The principal effect of these adjustments would have been a decrease in costs of goods sold of $1.2 million for 1996. In addition, selling, general and administrative expense would have increased by $1.1 million for 1996 and research and development expense would have decreased $0.9 million for 1996. As a result of these adjustments, operating profit would have increased by $1.3 million for 1996. Furthermore, elimination of the master notes would have decreased interest expense by $7.0 million for 1996. Net income, after an increase in the provision for income taxes, would have decreased by $1.8 million for 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:

                                                                        PAGE(S)
                                                                       ---------
Report of Independent Accountants. . . . . . . . . . . . . . . . . . . F-1
Income Statement for the Three Years Ended June 30, 1997 . . . . . . . F-2
Balance Sheet at June 30, 1996 and 1997. . . . . . . . . . . . . . . . F-3
Statement of Cash Flows for the Three Years Ended June 30, 1997. . . . F-4
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . F-5 to 15

     All Schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Information with respect to the following Items is incorporated by reference to the pages indicated in the Company's Proxy Statement, dated September 15, 1997, filed in connection with the Annual Meeting of Stockholders to be held October 27, 1997. However, information regarding executive officers is contained in Part I of this report (page 15) pursuant to General Instruction G of this Form.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                        PAGE(S)
                                                                        --------
Election of Directors. . . . . . . . . . . . . . . . . . . . . . . . .   3 to 5
Compliance With Section 16(a) of the Exchange Act. . . . . . . . . . .       10

ITEM 11.  EXECUTIVE COMPENSATION

                                                                        PAGE(S)
                                                                        --------
Executive Compensation and Other Information . . . . . . . . . . . . .  10 to 15
Director Compensation. . . . . . . . . . . . . . . . . . . . . . . . .        15
Employment Contracts . . . . . . . . . . . . . . . . . . . . . . . . .        15

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                                        PAGE(S)
                                                                        -------
Beneficial Ownership of Securities . . . . . . . . . . . . . . . . . .   1 to 2

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                                                                         PAGE(S)
                                                                         -------
Transactions and Relationship Between the Company and DuPont . . . . .   5 to 10

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) The following financial statements, financial statement schedules and exhibits are filed as a part of this Report:

          1. Financial statements--see Index to Financial Statements on page 22

          2. Financial statement schedules--see Index to Financial Statements on page 22

          3.   Exhibits--see Index to Exhibits on page 26

     (B)  Reports on Form 8-K

          Form 8-K, dated June 10, 1997, filed in connection with the Company's announced new production facility to be located in the Portland, Oregon area of the United States.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 Date: September 12, 1997   DUPONT PHOTOMASKS, INC.
                (Registrant)

                                            By:       /s/  DAVID S. GINO
                                               ---------------------------------
                                               David S. Gino
                                               EXECUTIVE VICE PRESIDENT--FINANCE
                                               AND CHIEF FINANCIAL OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             NAME                         TITLE                     DATE
             ----                         -----                     ----

   /s/ J. MICHAEL HARDINGER
----------------------------- Chairman of the Board and       September 12, 1997
     J. Michael Hardinger     Chief Executive Officer
                              (Principal Executive Officer)

     /s/ PRESTON M. ADCOX
----------------------------- President and Chief Operating
       Preston M. Adcox       Officer                         September 12, 1997


      /s/ DAVID S. GINO
----------------------------- Executive Vice President--      September 12, 1997
        David S. Gino         Finance and Chief Financial
                              Officer
                              (Principal Financial and
                              Accounting Officer)

      /s/ JOHN L. DOYLE
----------------------------- Director                        September 12, 1997
        John L. Doyle

     /s/ JOHN C. HODGSON
----------------------------- Director                        September 12, 1997
       John C. Hodgson

 /s/ CHARLES O. HOLLIDAY, JR.
----------------------------- Director                        September 12, 1997
   Charles O. Holliday, Jr.

      /s/ PETER G. KEHOE
----------------------------- Director                        September 12, 1997
        Peter G. Kehoe

             NAME                         TITLE                     DATE
             ----                         -----                     ----

    /s/ GARY W. PANKONIEN
----------------------------- Director                        September 12, 1997
      Gary W. Pankonien

     /s/ JOHN C. SARGENT
----------------------------- Director                        September 12, 1997
       John C. Sargent

    /s/ MARSHALL C. TURNER
----------------------------- Director                        September 12, 1997
      Marshall C. Turner

   /s/ SUSAN A. VLADUCHICK
----------------------------- Director                        September 12, 1997
     Susan A. Vladuchick

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


EXHIBIT
NUMBER
------
 3.1 Certificate of Incorporation of the Company, as amended and restated on April 3, 1996*
 3.2    Bylaws of the Company, as amended on December 31, 1995*
 4.1    Specimen Certificate for Common Stock*
10.1 Transitional Administrative Services Agreement between the Company and E.I. du Pont de Nemours and Company dated as of January 1, 1996*
10.2 Environmental Indemnification Agreement between the Company and E.I. du Pont de Nemours dated April 30, 1996*
10.3 Company's Amended Bonus Plan, as adopted by the Company's Board of Directors on October 28, 1996
10.4 Company's Amended and Restated Non-employee Directors Stock Option Plan as adopted by the Company's Board of Directors on June 9, 1997
10.5 Company's Amended and Restated Stock Performance Plan as adopted by the Company's Board of Directors on June 9, 1997
10.6 Company's Founders Stock Option Plan, as adopted by the Company's Board of Directors on March 26, 1996*
10.7 Registration Rights Agreement between the Company and DuPont Chemical and Energy Operations, Inc. dated as of December 31, 1995*
10.8 Tax Indemnification Agreement among the Company, DuPont Chemical and Energy Operations, Inc. and E.I. du Pont de Nemours and Company
        dated May 14, 1996*
10.9 Amended Credit Agreement between the Company and DuPont Chemical and Energy Operations, Inc. dated as of August 1, 1997
10.10 Letter Agreement between J. M. Hardinger and E.I. du Pont de Nemours and Company dated as of September 21, 1995*
10.11 Research, Development and Consulting Agreement between the Company and E.I. du Pont de Nemours and Company dated as of January 1, 1996*
10.12 Business Transfer Agreement between DuPont Korea, Ltd. and DuPont Photomasks Korea, Ltd. dated December 22, 1995*
10.13 Form of Indemnification Agreement between the Company and its Directors and Officers*
10.14 Corporate Tradename and Trademark Agreement between the Company and E.I. du Pont de Nemours and Company dated May 16, 1996*
10.15 Company's 1997 Stock Option and Restricted Stock Plan as adopted by the Company's Board of Directors on June 9, 1997
11      Statement re Computation of Per Share Earnings
21      List of principal subsidiaries of the Company
23      Consent of Price Waterhouse LLP
27      Financial Data Schedule

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Dupont Photomasks, Inc.

     In our opinion, the accompanying balance sheet and the related income statement and statement of cash flows present fairly, in all material respects, the financial position of DuPont Photomasks, Inc. and its subsidiaries at June 30, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Austin, Texas
July 29, 1997

                  DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                                INCOME STATEMENT

                                                        YEAR ENDED JUNE 30,
                                                        -------------------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    PRO FORMA
                                                                    ---------
                                           1995          1996      1996 (NOTE 1)      1997
                                           ----          ----      -------------      ----
                                                                    (UNAUDITED)

Sales . . . . . . . . . . . . . . .      $161,514      $213,415      $213,415       $261,185
Cost of goods sold  . . . . . . . .       117,022       138,796       137,615        160,564
Selling, general and
     administrative expense . . . .        21,803        25,167        26,229         31,611
Research and development
     expense  . . . . . . . . . . .         8,777         9,162         8,290         12,372
Other operating expense . . . . . .         3,490         3,404         3,126          2,755
                                         --------      --------    ----------     ----------
Operating profit  . . . . . . . . .        10,422        36,886        38,155         53,883
Interest (income) expense . . . . .         6,957         7,078            62         (2,080)
Exchange (gain) loss  . . . . . . .          (493)          886           590            796
                                         --------      --------    ----------     ----------
Income before income taxes, minority
     interest and extraordinary
     item . . . . . . . . . . . . .         3,958        28,922        37,503         55,167
Provision for income taxes  . . . .                       2,678        13,126         19,308
                                         --------      --------    ----------     ----------
Income before minority interest and
     extraordinary item . . . . . .         3,958        26,244        24,377         35,859
Minority interest in loss of
     majority owned joint
     venture  . . . . . . . . . . .          (161)         (660)         (660)          (903)
                                         --------      --------    ----------     ----------
Income before extraordinary
     item . . . . . . . . . . . . .         4,119        26,904        25,037         36,762
Extraordinary item  . . . . . . . .                                                  (22,242)
                                         --------      --------    ----------     ----------
Net income  . . . . . . . . . . . .        $4,119       $26,904       $25,037        $59,004
                                         --------      --------    ----------     ----------
                                         --------      --------    ----------     ----------
Earnings per share before
     extraordinary item . . . . . .                                     $1.65          $2.36
Extraordinary item  . . . . . . . .                                                    (1.43)
                                                                   ----------     ----------
Earnings per share  . . . . . . . .                                     $1.65          $3.79
                                                                   ----------     ----------
                                                                   ----------     ----------
Weighted average shares
     outstanding  . . . . . . . . .                                15,194,913     15,562,522
                                                                   ----------     ----------
                                                                   ----------     ----------

               The accompanying notes are an integral part of this statement.

                  DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                                BALANCE SHEET

                                    ASSETS

                                                                   JUNE 30,
                                                                   --------
                                                               1996        1997
                                                               ----        ----
                                                            (DOLLARS IN THOUSANDS,
                                                           EXCEPT PAR VALUE AMOUNTS)
Current assets:
     Cash and cash equivalents  . . . . . . . . . . . . .    $ 20,179    $ 51,351
     Accounts receivable, trade . . . . . . . . . . . . .      32,293      38,973
     Accounts receivable, related parties . . . . . . . .       4,726       3,670
     Inventories  . . . . . . . . . . . . . . . . . . . .      10,227      15,651
     Deferred income taxes  . . . . . . . . . . . . . . .       1,543       3,351
     Prepaid expenses and other current assets  . . . . .       3,238       8,711
                                                             --------    --------
          Total current assets  . . . . . . . . . . . . .      72,206     121,707
                                                             --------    --------
Property and equipment  . . . . . . . . . . . . . . . . .     123,048     162,310
Accounts receivable, related parties  . . . . . . . . . .       1,928       1,746
Deferred income taxes . . . . . . . . . . . . . . . . . .       3,245       2,386
Other assets  . . . . . . . . . . . . . . . . . . . . . .      27,466       3,430
                                                             --------    --------
          Total assets  . . . . . . . . . . . . . . . . .    $227,893    $291,579
                                                             --------    --------
                                                             --------    --------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable, trade  . . . . . . . . . . . . . .    $ 10,382    $ 27,207
     Accounts payable, related parties  . . . . . . . . .       5,885       4,889
     Short-term borrowings  . . . . . . . . . . . . . . .       1,454       1,845
     Income taxes payable . . . . . . . . . . . . . . . .       2,333       1,295
     Other accrued liabilities  . . . . . . . . . . . . .      17,694      20,389
                                                             --------    --------
          Total current liabilities . . . . . . . . . . .      37,748      55,625
                                                             --------    --------
Long-term borrowings  . . . . . . . . . . . . . . . . . .       9,324      10,473
Deferred income taxes . . . . . . . . . . . . . . . . . .      11,588       6,300
Other liabilities . . . . . . . . . . . . . . . . . . . .       3,747       2,597
Minority interest in net assets of majority owned joint
     venture  . . . . . . . . . . . . . . . . . . . . . .         872         687
Commitments and contingencies
Stockholders' equity:
     Common stock, $.01 par value; 25,000,000 shares
          authorized; 15,100,000 and 15,104,568 issued
          and outstanding . . . . . . . . . . . . . . . .         151         151
     Additional paid-in capital . . . . . . . . . . . . .     152,880     156,742
     Unrealized holding gain  . . . . . . . . . . . . . .      11,583
     Retained earnings  . . . . . . . . . . . . . . . . .                  59,004
                                                             --------    --------
          Total liabilities and stockholders' equity  . .    $227,893    $291,579
                                                             --------    --------
                                                             --------    --------

       The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                             STATEMENT OF CASH FLOWS

                                                                  YEAR ENDED JUNE 30,
                                                                (DOLLARS IN THOUSANDS)
                                                                ----------------------
                                                                1995     1996       1997
                                                                ----     ----       ----
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . $  4,119  $ 26,904  $ 59,004
Adjustments to reconcile net income to net cash
 provided by operations:
  Depreciation and amortization  . . . . . . . . . . . . . .   25,543    26,882    26,593
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . .       42    (2,028)     (494)
  Gain . . . . . . . . . . . . . . . . . . . . . . . . . . .                      (34,219)
  Cash provided (used) by changes in assets and liabilities
    Accounts receivable. . . . . . . . . . . . . . . . . . .   (1,471)   (7,706)   (6,945)
    Inventories. . . . . . . . . . . . . . . . . . . . . . .     (296)   (3,399)   (5,444)
    Prepaid expenses and other current assets  . . . . . . .    2,253    (1,021)   (5,038)
    Accounts payable . . . . . . . . . . . . . . . . . . . .   (2,360)   (4,190)    2,470
    Other accrued liabilities. . . . . . . . . . . . . . . .    1,201    14,989     5,814
                                                             --------  --------  --------
    Net cash provided by operating activities. . . . . . . .   29,031    50,431    41,741
                                                             --------  --------  --------
Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . . . . . . . . . .  (14,853)  (24,294)  (51,057)
  Payments for acquisitions  . . . . . . . . . . . . . . . .   (4,000)   (6,000)
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . .      272       920
  Proceeds from sale of investment . . . . . . . . . . . . .                       39,219
                                                             --------  --------  --------
    Net cash used in investing activities. . . . . . . . . .  (18,581)  (29,374)  (11,838)
                                                             --------  --------  --------
Cash flows from financing activities:
  Increase (decrease) in borrowings  . . . . . . . . . . . .   (1,591)   (1,666)    2,394
  Net proceeds from issuance of common stock . . . . . . . .             72,066        61
  Net cash paid to DuPont  . . . . . . . . . . . . . . . . .   (5,432)  (78,908)
                                                             --------  --------  --------
    Net cash (used in) provided by financing activities. . .   (7,023)   (8,508)    2,455
                                                             --------  --------  --------
Effect of exchange rate changes on cash. . . . . . . . . . .    1,061      (782)   (1,186)
                                                             --------  --------  --------
Net increase in cash and cash equivalents. . . . . . . . . .    4,488    11,767    31,172
Cash and cash equivalents at beginning of year . . . . . . .    3,924     8,412    20,179
                                                             --------  --------  --------
Cash and cash equivalents at end of year . . . . . . . . . . $  8,412  $ 20,179  $ 51,351
                                                             --------  --------  --------
                                                             --------  --------  --------

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)



1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying financial statements include the accounts of DuPont Photomasks, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. The Company's principal business is the manufacture and sale of photomasks, high-purity quartz or glass plates containing precision microscopic images of integrated circuits, to semiconductor manufacturers.

     Prior to the Company's initial public offering (the "IPO") on June 13, 1996, the Company was a wholly-owned subsidiary of E.I. duPont de Nemours and Company ("DuPont"). DuPont, through its wholly-owned subsidiary, DuPont Chemical and Energy Operations, Inc. ("DCEO"), owns 10,500,000 shares of the Company's common stock. On the IPO date, 4,000,000 shares of the Company's common stock were sold to the public. An additional 600,000 shares of common stock were sold to the public on June 14, 1996 pursuant to an over-allotment option. Retained earnings are shown assuming that the IPO occurred on June 30, 1996, the Company's year end.

     DuPont's photomask business was realigned (the "Realignment") during the year preceding the IPO so that photomask operations in Germany, France, the Republic of Korea ("Korea") and the Peoples Republic of China ("China") which were previously owned by various DuPont subsidiaries are owned by wholly-owned subsidiaries of the Company. Income and expenses related to the Realignment have been eliminated and are not presented in the financial statements.

     The historical financial statements of the Company prior to the IPO have been derived from the accounting records of DuPont and reflect all sales and costs directly attributable to DuPont's photomask business during the periods presented as well as certain charges and allocations from DuPont which were based primarily on usage. For purposes of the historical financial statements prior to the IPO, charges and allocations between the Company and DuPont are deemed to have been settled in the period in which they originated.

REVENUE RECOGNITION: Sales and related costs of goods sold are included in income when goods are shipped to the customer. Provision is made for estimated sales returns.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

INVENTORIES: Inventories are valued at the lower of cost or market, with cost being determined using the average cost method.

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The gross value of property and equipment and related accumulated depreciation are eliminated at the date of disposal and the resulting gain or loss is included in income. Maintenance and repairs are charged to operations; replacements and betterments are capitalized.

INTANGIBLE ASSETS: Intangible assets are amortized using the straight-line method over their estimated useful lives. Net intangible assets, primarily supply agreements, were $3,883 and $2,750 at June 30, 1996 and 1997 and are included in other assets. The future economic benefit of long-lived assets is reviewed periodically through an undiscounted cash flow analysis to determine if an impairment has occurred.

PENSIONS, OTHER POST RETIREMENT BENEFITS AND PROFIT SHARING: Through June 30, 1996, the Company's active U.S. employees were covered by DuPont defined benefit pension and other postretirement benefit plans. The cost of these plans was determined and allocated on an actuarial basis in accordance with Statement of Financial Accounting Standards No. ("FAS") 87 and FAS 106 and is principally included in cost of goods sold. Effective July 1, 1996, the Company eliminated the DuPont plans and implemented a defined contribution retirement plan covering substantially all of the active U.S. employees. The defined contribution retirement plan provided for the Company to contribute three to five percent of an employee's compensation into a participant directed investment account. Effective July 1, 1997, the Company eliminated the defined contribution retirement plan and implemented a profit sharing plan covering substantially all of the active U.S. employees.

     Pension coverage for non-U.S. employees is provided through separate plans. Obligations under these plans are systematically provided for principally by establishing book reserves. Certain non-U.S. employees are covered by separate profit sharing plans.

RESEARCH AND DEVELOPMENT: Research and development costs are expensed as incurred. The Company is party to certain contracts which provide for partial funding of its research and development costs. Funding under these contracts has been recognized as an offset to research and development expense. The Company participates in a joint venture for advanced photomask development and pilot line fabrication of leading edge photomasks.

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

     Prior to the IPO, the taxable income (loss) of the Company was included in the consolidated tax returns of the DuPont entities of which it was a part. As such, separate income tax returns were not prepared or filed for the Company. Deferred income taxes and tax expense were determined and allocated to the Company by applying the separate taxpayer approach outlined in FAS 109.

     Deferred income taxes at June 30, 1996 differ from amounts allocated to the Company under the separate taxpayer approach. The difference arises from the fact that, since the IPO, the Company's tax return has not been consolidated with DuPont. As a result, deferred tax assets arising from net operating losses prior to the IPO date, deemed to be carried forward and available to offset future tax liabilities under the separate taxpayer approach, have been eliminated, reflecting the fact that these losses were previously utilized by DuPont in its consolidated returns. In addition, deferred income taxes were established related to the Realignment.

     The Company's operations in Korea operate under a government granted tax exemption which expires in 2003.

PRO FORMA INFORMATION (UNAUDITED): The pro forma income statement for the year ended June 30, 1996 has been prepared by the Company to illustrate the estimated effects of the IPO, the Realignment and the related transactions described below as if they had occurred July 1, 1995. The pro forma income statement does not purport to represent what the results of operations would actually have been if the IPO, the Realignment and the related transactions had in fact occurred July 1, 1995 or to project what the results of operations will be for any future period.

     Pro forma cost of goods sold reflects a $1,181 reduction of cost resulting from (i) changes in employee benefit plans implemented in conjunction with the IPO and (ii) the elimination of DuPont allocated expenses partially offset by the addition of contracted services (including services contracted under administrative services agreements with DuPont and certain DuPont subsidiaries ("Administrative Service Agreements")) and employees to perform these functions.

     Pro forma selling, general and administrative expense reflects a net $1,062 increase in cost resulting from (i) changes in employee benefit plans implemented in conjunction with the IPO, (ii) the elimination of DuPont allocated expenses offset by the addition of contracted services (including services contracted under Administrative Service Agreements) and employees to perform these functions and (iii) compensation expense resulting from restricted stock grants under a stock performance plan.

     Pro forma research and development expense reflects an $872 reduction of cost resulting from (i) changes in employee benefit plans implemented in conjunction with the IPO and (ii) the elimination of DuPont allocated expenses partially offset by the addition of contracted services (including services contracted under a research, development and consulting agreement with DuPont) and employees to perform these functions.

     Pro forma other operating expense reflects a $278 reduction of cost resulting from the elimination of DuPont allocated expenses partially offset by the addition of contracted services (including services contracted under Administrative Service Agreements) and employees to perform these functions.

     Pro forma interest expense reflects a $7,016 reduction of cost resulting from the elimination of interest expense relating to the Company's master notes with DuPont.

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

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, based upon all known facts and circumstances, that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS: Certain prior year balances have been reclassified to conform to the 1997 presentation.

2.   ACQUISITIONS

     On April 7, 1995, the Company purchased, from an affiliate of AT&T, selected photomask manufacturing equipment at AT&T's captive photomask manufacturing facility located in Allentown, Pennsylvania and entered into a five-year supply agreement with Lucent Technologies ("Lucent"). Consideration for the equipment was $10,000 and consideration for the supply agreement was $5,000. Under the terms of the supply agreement, Lucent agreed to purchase certain minimum quantities of photomasks from the Company each year during the term of the agreement or to refund a portion of the purchase price if such minimum quantities were not purchased during a given year. The supply agreement also calls for the Company to grant price discounts to Lucent in the event that purchases by Lucent during a given year exceed specified limits.

3.   RELATED PARTY TRANSACTIONS

     The financial statements include significant transactions with other DuPont business units involving functions and services (such as cash management, tax administration, accounting, legal and data processing) that were provided by centralized DuPont organizations outside the photomask business. Prior to the IPO, the costs of these functions and services were directly charged and/or allocated to the photomask business using methods that DuPont management believes were reasonable. Such charges and allocations are not necessarily indicative of the costs that would have been incurred if the Company had been a separate entity. Amounts charged and allocated for these functions and services were $13,106 for the year ended June 30, 1995 and $7,251 for the period July 1, 1995 to December 31, 1995. Effective January 1, 1996, the Company entered several transitional agreements which set forth services to be provided to the Company and the fees to be paid by the Company for such services. Charges to the Company under these agreements were $1,661 for the period January 1, 1996 to June 30, 1996 and $3,944 for the year ended June 30, 1997. Amounts charged and allocated to the Company for functions and services provided by DuPont are principally included in general and administrative expense.

     The Company owned 1,025,640 shares of Etec Systems, Inc. ("Etec") common stock until January 1997. Etec is the Company's principal supplier of electron beam and laser beam systems. At June 30, 1996, the investment in Etec was classified as an available for sale security and the $22,820 estimated fair value (based on the June 28, 1996 closing market price of Etec common stock) of this investment was included in other assets. The associated unrealized holding gain was reported as a separate component of stockholders' equity, net of tax liabilities. In January 1997, the Company sold the entire investment.
Aggregate net proceeds from the sale of $39,219 will be used in operations. The Company realized a $34,219 gain on the sale. The related provision for income taxes was $11,977.

     Accounts receivable, related parties includes receivables from employees of the Company of $2,149 (Current $221, Non-Current $1,928) and $1,836 (Current $90, Non-Current $1,746) at June 30, 1996 and 1997 which relate principally to housing and automobile loans to non-U.S. employees. The remainder represents receivables for goods sold to various DuPont entities and other related parties and amounts due to the Company under the tax indemnification agreement with DuPont and the Administrative Service Agreements. Sales to related parties, principally various DuPont entities who serve as resellers for the Company, were $6,368, $8,214 and $8,764 for the years ended June 30, 1995, 1996 and 1997.

     Accounts payable, related parties represents payables to DuPont for payroll and benefits and vendor payments paid by DuPont on behalf of the Company and billed on a one-month-lag basis and amounts payable under Administrative Service Agreements. In August 1996, the Company paid $1,785 in settlement of certain amount payable to DuPont at June 30, 1996 and DuPont contributed $3,745 of its remaining outstanding receivable to the Company as an equity contribution.

4.   ACCOUNTS RECEIVABLE, TRADE

     Essentially all of the Company's sales are to customers in the semiconductor manufacturing industry. The Company assesses the financial strength of its customers prior to extending credit in order to reduce the risk of loss as the Company generally does not require collateral. Four of the Company's customers each represented more than ten percent of sales in the year ended June 30, 1995 and, in the aggregate, these four customers represented approximately forty-two percent of sales in the year. Two of the Company's customers each represented more than ten percent of sales in the year ended June 30, 1996 and, in the aggregate, these two customers represented approximately twenty-five percent of sales in the year. One of the Company's customers represented approximately twelve percent of sales in the year ended June 30, 1997.

5.   INVENTORIES

     Inventories consist of the following:

                                                               JUNE 30,
                                                               --------
                                                          1996        1997
                                                          ----        ----

     Raw materials and supplies  . . . . . . . . . . .   $ 7,006    $13,122
     Work-in-process . . . . . . . . . . . . . . . . .       785        902
     Finished product  . . . . . . . . . . . . . . . .     2,436      1,627
                                                         -------    -------
     Inventories . . . . . . . . . . . . . . . . . . .   $10,227    $15,651
                                                         -------    -------
                                                         -------    -------

6.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                           ESTIMATED            JUNE 30,
                                             USEFUL             --------
                                             LIVES          1996        1997
                                             -----          ----        ----

     Construction-in-progress  . . . . .                $  21,829   $  30,873
     Land  . . . . . . . . . . . . . . .                    5,328       5,627
     Buildings . . . . . . . . . . . . . 10 to 20 years    50,701      51,899
     Equipment . . . . . . . . . . . . .  3 to 7 years    206,739     259,114
                                                        ---------   ---------
                                                          284,597     347,513
       Less: accumulated depreciation .                  (161,549)   (185,203)
                                                        ---------   ---------
    Property and equipment  . . . . . .                 $ 123,048   $ 162,310
                                                        ---------   ---------
                                                        ---------   ---------

7.   OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of the following:

                                                                 JUNE 30,
                                                                 --------
                                                             1996      1997
                                                             ----      ----

     Accrued vacation pay  . . . . . . . . . . . . . . . . $ 3,185   $ 3,454
     Accrued compensation and benefits . . . . . . . . . .   5,761    11,815
     Lucent supply agreement . . . . . . . . . . . . . . .   1,500
     Other . . . . . . . . . . . . . . . . . . . . . . . .   7,248     5,120
                                                           -------   -------
       Other accrued liabilities . . . . . . . . . . . . . $17,694   $20,389
                                                           -------   -------
                                                           -------   -------

8.   BORROWINGS

     Borrowings consist of the following:

                                                              JUNE 30,
                                                              --------
                                                            1996     1997
                                                            ----     ----
     Non-interest bearing notes payable to customers
       due 1997  . . . . . . . . . . . . . . . . . . .   $   560
     Capital lease obligations . . . . . . . . . . . .     5,889   $ 5,073
     6% bank borrowings due 2000 through 2007  . . . .     2,500     4,500
     10% bank borrowings due 1997 through 2001 . . . .     1,829     2,745
                                                         -------   -------
                                                          10,778    12,318
        Less: short-term borrowings  . . . . . . . . .    (1,454)   (1,845)
                                                         -------   -------
     Long-term borrowings  . . . . . . . . . . . . . .   $ 9,324   $10,473
                                                         -------   -------
                                                         -------   -------

9.   LEASES

     Minimum lease payments for years ending June 30 are as follows:

                                                      CAPITAL  OPERATING
                                                      LEASES     LEASES
                                                      ------     ------
     1998  . . . . . . . . . . . . . . . . . . . . . $   789     $  433
     1999  . . . . . . . . . . . . . . . . . . . . .     744        349
     2000  . . . . . . . . . . . . . . . . . . . . .     744        305
     2001  . . . . . . . . . . . . . . . . . . . . .     744        304
     2002  . . . . . . . . . . . . . . . . . . . . .     744         51
     Thereafter. . . . . . . . . . . . . . . . . . .   3,190
                                                     -------     ------
        Minimum lease payments . . . . . . . . . . .   6,955     $1,442
                                                     -------     ------
                                                                 ------
          Less: interest . . . . . . . . . . . . . .  (1,882)
                                                     -------
     Present value of minimum lease payments . . . . $ 5,073
                                                     -------
                                                     -------

10.  MASTER NOTES AND CREDIT AGREEMENT

     Interest expense includes amounts paid to DuPont under the master notes of $6,898 and $7,016 for the years ended June 30, 1995 and 1996. The interest rate charged on the notes was generally equivalent to the rate DuPont paid for its commercial paper borrowings. In conjunction with the IPO, DuPont, on June 28, 1996, contributed the $90,453 balance outstanding on the master notes to the Company as a capital contribution.

     The Company and DCEO have entered into a credit agreement (the "Credit Agreement") pursuant to which DCEO has agreed to provide a credit facility to the Company in an aggregate amount of $100,000. The Credit Agreement has a term of 48 months and any loans thereunder will bear interest at LIBOR plus 25 basis points. At the Company's option, advances under the Credit Agreement are convertible into term loans with maturities up to seven years. The amounts loaned under the Credit Agreement are unsecured and the Credit Agreement contains various representations, covenants and events of default typical for financings of a similar size and nature. No amounts have been borrowed or are outstanding under the Credit Agreement.

11.  STOCKHOLDERS' EQUITY

     Stockholders' equity at June 30 is as follows:

                                                    ADDITIONAL  UNREALIZED
                                            COMMON   PAID-IN      HOLDING    RETAINED
                                            STOCK    CAPITAL       GAIN      EARNINGS
                                            -----    -------       ----      --------
Realignment and contribution of capital . .  $105    $ 80,860
Issuance of common stock  . . . . . . . . .    46      72,020
Unrealized holding gain . . . . . . . . . .                      $ 11,583
                                             ----    --------    --------
  Balance at June 30, 1996. . . . . . . . .   151     152,880      11,583
Contribution of capital . . . . . . . . . .             3,745
Issuance of common stock  . . . . . . . . .               117
Unrealized holding gain . . . . . . . . . .                        10,659
Sale of investment  . . . . . . . . . . . .                       (22,242)
Net income  . . . . . . . . . . . . . . . .                                  $59,004
                                             ----    --------    --------    -------
  Balance at June 30, 1997. . . . . . . . .  $151    $156,742    $     --    $59,004
                                             ----    --------    --------    -------
                                             ----    --------    --------    -------

12.  STOCK PERFORMANCE PLANS

     The Company has several stock performance plans whereby options to purchase shares of common stock or shares of restricted stock have been or can be granted to directors, officers and employees. Generally, option exercise prices are equal to the fair market value at the date of grant. Restricted stock grants do not require the payment of any cash consideration by the recipient. Matters such as vesting periods and expirations are determined on a plan-by-plan or grant-by-grant basis. A summary of stock option activity is as follows:


                                            1996                1997
                                            ----                ----
                                                WEIGHTED             WEIGHTED
                                                 AVERAGE             AVERAGE
                                       NUMBER   EXERCISE   NUMBER    EXERCISE
                                     OF SHARES    PRICE   OF SHARES   PRICE
                                     ---------    -----   ---------   -----

Balance at beginning of year . . . .                       953,784    $17.00
Options granted. . . . . . . . . . .  953,784    $17.00     86,976    $29.21
Options forfeited. . . . . . . . . .                       (46,640)   $17.00
Options exercised. . . . . . . . . .                        (3,576)   $17.00
                                      -------              -------
Balance at end of year . . . . . . .  953,784    $17.00    990,544    $18.07
                                      -------              -------
                                      -------              -------
Exercisable at end of year . . . . .                       223,210    $17.00
                                      -------              -------
                                      -------              -------

Additional information related to stock options at June 30, 1997 is as follows:

                                OPTIONS OUTSTANDING     OPTIONS  EXERCISABLE
                                -------------------     --------------------
                                               WEIGHTED  WEIGHTED  WEIGHTED
                                                AVERAGE   AVERAGE   AVERAGE
                             NUMBER   EXERCISE    LIFE    NUMBER    EXERCISE
    EXERCISE PRICE RANGE   OF SHARES   PRICE    (YEARS)  OF SHARES   PRICE
    --------------------   ---------   -----    -------  ---------   -----

$17.00 to $18.50 . . . . .  946,812    $17.07     9.0     223,210    $17.00
$25.87 to $35.56 . . . . .   17,698    $31.65     9.3
$37.28 to $53.19 . . . . .   26,034    $45.34     9.7

A summary of restricted stock grant activity is as follows:

                                                1996                              1997
                                                ----                              ----
                                                   MARKET VALUE                      MARKET VALUE
                                NUMBER OF SHARES    PER SHARE     NUMBER OF SHARES     PER SHARE
                                ----------------    ---------     ----------------     ---------
Balance at beginning of
   year  . . . . . . . . . . .                                        94,913                   $17.00
Restricted stock granted . . .       94,913          $17.00            4,744         $18.50 to $45.88
Restricted stock forfeited . .                                        (9,605)                  $17.00
Restricted stock issued  . . .                                          (992)                  $17.00
                                     ------                           ------
Balance at end of year . . . .       94,913          $17.00           89,060                   $17.54
                                     ------                           ------
                                     ------                           ------

     At June 30, 1997, there were 3,338,336 shares reserved for future grants under existing stock performance plans. The Company applies APB 25 and its related interpretations in accounting for its stock performance plans. The weighted average fair values of stock options granted in 1996 and 1997 were $9.41 and $16.16. The weighted average fair values were determined using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 6.5%, no dividend yield, expected term of five years and volatility of 58%. Had compensation cost been determined based on the fair value of stock option awards at the date of grant, net income (earnings per share) would have been $26,904 and $57,456 ($3.73) in 1996 and 1997. In
February 1997, the Financial Accounting Standards Board issued FAS 128 which the Company will adopt in December 1997. Basic and diluted earnings per share, as defined in FAS 128, would have been $3.91 and $3.79 for 1997.

13.  PROVISION FOR INCOME TAXES


The provision for income taxes consists of the following:

                                                YEAR ENDED JUNE 30,
                                                -------------------
                                            1995       1996       1997
                                          -------    -------    -------
Current:
  Federal  . . . . . . . . . . . . . .               $10,706    $25,819
  State  . . . . . . . . . . . . . . .                 1,738        787
  Non-U.S. . . . . . . . . . . . . . .    $ 1,554      4,572      4,679
Deferred:
  Federal  . . . . . . . . . . . . . .               (10,706)    (1,039)
  State  . . . . . . . . . . . . . . .                (1,738)       (59)
  Non-U.S. . . . . . . . . . . . . . .     (1,554)    (1,894)     1,098
                                          -------    -------    -------
Provision for income taxes . . . . . .    $  --      $ 2,678    $31,285
                                          -------    -------    -------
                                          -------    -------    -------

     The provision for income taxes differs from the amount computed by applying the federal statutory rate as a result of the following:

                                                   YEAR ENDED JUNE 30,
                                                   -------------------
                                               1995       1996       1997
                                             -------    -------    -------
Tax at 35% statutory federal tax rate . . .   $1,385    $10,123    $31,285
Higher effective tax rate on non-U.S.
  operations  . . . . . . . . . . . . . . .      485      2,657      2,158
Tax exemption . . . . . . . . . . . . . . .   (2,340)    (3,081)    (4,809)
Change in valuation allowance . . . . . . .      574     (7,808)      (243)
State taxes, net of federal . . . . . . . .     (161)       586        633
Other . . . . . . . . . . . . . . . . . . .       57        201      2,261
                                             -------    -------    -------
Provision for income taxes  . . . . . . . .   $ --      $ 2,678    $31,285
                                             -------    -------    -------
                                             -------    -------    -------

     Deferred tax assets (liabilities) consist of the following:

                                                             JUNE 30,
                                                              1997
                                                              ----
          Deferred tax assets:
           Inventories  . . . . . . . . . . . . . . . .    $    953
           Depreciation   . . . . . . . . . . . . . . .       3,071
           Accrued liabilities  . . . . . . . . . . . .       1,955
           Other  . . . . . . . . . . . . . . . . . . .         466
                                                           --------
             Deferred tax assets  . . . . . . . . . . .       6,445
                                                           --------

          Deferred tax liabilities:
           Depreciation   . . . . . . . . . . . . . . .      (3,805)
           Other  . . . . . . . . . . . . . . . . . . .      (3,203)
                                                           --------
             Deferred tax liabilities . . . . . . . . .      (7,008)
                                                           --------
             Deferred income taxes  . . . . . . . . . .    $   (563)
                                                           --------
                                                           --------

     Prior to the IPO, DuPont utilized various tax planning strategies and elections to minimize its total income tax expense. It is not practicable to identify the effects of these strategies and elections on the results of operations of the Company.

     In conjunction with the IPO, the Company, DuPont and DCEO entered into a tax indemnification agreement pursuant to which the Company will make payments to DuPont and/or DuPont will make payments to the Company, as appropriate, of taxes payable or receivable at the IPO date. The amount due from DuPont under the tax indemnification agreement was $2,073 and $256 at June 30, 1996 and 1997. The Company has a capital loss carryforward of $18,513 arising from the Realignment. Benefit from this carryforward, if and when realized, is payable to DuPont under the tax indemnification agreement.

14.  GEOGRAPHIC INFORMATION

     The Company operates within a single industry segment. Geographic information as of and for the years ended June 30, 1995, 1996 and 1997 is as follows:

                                                   UNITED             ASIA
                                                   STATES   EUROPE   PACIFIC    TOTAL
                                                  --------  -------  -------   --------
     1995
     Sales . . . . . . . . . . . . . . . . . . .  $ 90,095  $41,958  $29,461   $161,514
     Transfers between geographic areas. . . . .     9,710    4,130      187
                                                  --------  -------  -------   --------
                                                    99,805   46,088   29,648    161,514
                                                  --------  -------  -------   --------
                                                  --------  -------  -------   --------
     Net income (loss) . . . . . . . . . . . . .   (5,518)    3,426    6,167      4,119
     Identifiable assets . . . . . . . . . . . .    84,107   37,685   49,909    171,701

     1996
     Sales . . . . . . . . . . . . . . . . . . .  $121,620  $52,910  $38,885   $213,415
     Transfers between geographic areas. . . . .    14,613    2,278       79
                                                  --------  -------  -------   --------
                                                   136,233   55,188   38,964    213,415
                                                  --------  -------  -------   --------
                                                  --------  -------  -------   --------
     Net income  . . . . . . . . . . . . . . . .    14,987    7,154    4,479     26,904
     Identifiable assets . . . . . . . . . . . .   126,540   36,214   65,139    227,893

     1997
     Sales . . . . . . . . . . . . . . . . . . .  $145,621  $62,988  $52,576   $261,185
     Transfers between geographic areas. . . . .    21,973    1,019      649
                                                  --------  -------  -------   --------
                                                   167,594   64,007   53,225    261,185
                                                  --------  -------  -------   --------
                                                  --------  -------  -------   --------
     Net income  . . . . . . . . . . . . . . . .    38,836    9,037   11,131     59,004
     Identifiable assets . . . . . . . . . . . .   151,293   50,877   89,409    291,579

     Sales outside the United States of products manufactured in and exported from the United States are not significant. Products are transferred between geographic areas on a basis intended to approximate the market value of such products.

15.  COMMITMENTS AND CONTINGENCIES

     The Company has various purchase commitments incident to the normal course of business including non-refundable deposits to purchase equipment aggregating $12,679 at June 30, 1997. In the aggregate, such commitments are not at prices in excess of current market. The Company is subject to litigation in the normal course of business. Management believes the effect, if any, of an unfavorable settlement of such litigation would not have a material adverse effect on the financial position, results of operations, cash flows or liquidity of the Company.

16.  UNAUDITED QUARTERLY FINANCIAL DATA

     Unaudited quarterly financial data for the years ended June 30, 1996 and 1997 is as follows:

                                                         QUARTER
                                            ----------------------------------
                                             FIRST    SECOND   THIRD    FOURTH
                                            -------  -------  -------  -------
  1996
  Sales . . . . . . . . . . . . . . . . .   $46,039  $50,279  $55,874  $61,223
  Operating profit  . . . . . . . . . . .     4,887    8,748   11,502   11,749
  Net income  . . . . . . . . . . . . . .     2,426    6,564    9,412    8,502

  1997
  Sales . . . . . . . . . . . . . . . . .   $64,244  $64,260  $62,760  $69,921
  Operating profit  . . . . . . . . . . .    13,740   13,962   13,920   12,261
  Income before extraordinary item  . . .     9,015    9,433    9,722    8,592
  Net income  . . . . . . . . . . . . . .     9,015    9,433   31,964    8,592