Form 10-Q
period 1997-09-30
DUPONT PHOTOMASKS INC
filed 1997-11-03
CIK 1012128

------------------------------------------------------------
------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD      COMMISSION FILE
          ENDED                    NUMBER:
    SEPTEMBER 30, 1997             0-20839

                            ------------------------

                            DUPONT PHOTOMASKS, INC.

             (Exact name of Registrant as specified in its charter)

           DELAWARE                   74-2238819
 (State or Other Jurisdiction      (I.R.S. Employer
      of Incorporation or         Identification No.)
         Organization)

                                100 TEXAS AVENUE
                            ROUND ROCK, TEXAS 78664
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: 512-310-6559

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of October 21, 1997, there were 15,165,081 shares of the registrant's common stock, $.01 par value, outstanding.

------------------------------------------------------------
------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I

    Item 1.  Financial Statements

        Income Statement for the Three Months Ended September 30, 1996 and 1997............................           3

        Balance Sheet at June 30, 1997 and September 30, 1997..............................................           4

        Statement of Cash Flows for the Three Months Ended September 30, 1996 and 1997.....................           5

        Notes to Financial Statements......................................................................           6

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........           7

PART II

    Item 1.  Legal Proceedings.............................................................................          10

    Item 2.  Changes in Securities.........................................................................          10

    Item 3.  Defaults Upon Senior Securities...............................................................          10

    Item 4.  Submission of Matters to a Vote of Security Holders...........................................          10

    Item 5.  Other Information.............................................................................          10

    Item 6.  Exhibits and Reports on Form 8-K..............................................................          10

            Signatures.....................................................................................          11

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                                INCOME STATEMENT

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                            --------------------------
                                                                1996          1997
                                                            ------------  ------------
Sales.....................................................  $    64,244   $     68,809
Cost of goods sold........................................       39,756         44,172
Selling, general and administrative expense...............        8,310          7,878
Research and development expense..........................        2,438          3,271
                                                            ------------  ------------
Operating profit..........................................       13,740         13,488
Interest income...........................................         (200 )         (377)
Exchange loss.............................................          304            175
                                                            ------------  ------------
Income before income taxes and minority interest..........       13,636         13,690
Provision for income taxes................................        4,773          4,791
                                                            ------------  ------------
Income before minority interest...........................        8,863          8,899
Minority interest in loss of majority owned joint
  venture.................................................         (152 )         (304)
                                                            ------------  ------------
Net income................................................  $     9,015   $      9,203
                                                            ------------  ------------
                                                            ------------  ------------
Earnings per share........................................  $      0.58   $       0.58
                                                            ------------  ------------
                                                            ------------  ------------
Weighted average shares outstanding.......................   15,445,651     15,785,769
                                                            ------------  ------------
                                                            ------------  ------------

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                                 BALANCE SHEET

                (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)
                                  (UNAUDITED)

                                     ASSETS

                                                                                          JUNE 30,   SEPTEMBER 30,
                                                                                            1997         1997
                                                                                         ----------  -------------
Current assets:
  Cash and cash equivalents............................................................  $   51,351   $    40,079
  Accounts receivable, trade...........................................................      38,973        39,841
  Accounts receivable, related parties.................................................       3,670         3,630
  Inventories..........................................................................      15,651        15,227
  Deferred income taxes................................................................       3,351         3,643
  Prepaid expenses and other current assets............................................       8,711         7,119
                                                                                         ----------  -------------
    Total current assets...............................................................     121,707       109,539
Property and equipment.................................................................     162,310       177,536
Accounts receivable, related parties...................................................       1,746         1,625
Deferred income taxes..................................................................       2,386         2,395
Other assets...........................................................................       3,430         3,179
                                                                                         ----------  -------------
    Total assets.......................................................................  $  291,579   $   294,274
                                                                                         ----------  -------------
                                                                                         ----------  -------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade..............................................................  $   27,207   $    18,795
  Accounts payable, related parties....................................................       4,889         4,859
  Short-term borrowings................................................................       1,845         2,143
  Income taxes payable.................................................................       1,295         4,406
  Other accrued liabilities............................................................      20,389        17,644
                                                                                         ----------  -------------
    Total current liabilities..........................................................      55,625        47,847
Long-term borrowings...................................................................      10,473        10,030
Deferred income taxes..................................................................       6,300         6,601
Other liabilities......................................................................       2,597         2,600
Minority interest in net assets of majority owned joint venture........................         687           383

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value; 25,000,000 shares authorized;
    15,104,568 and 15,161,008 issued and outstanding...................................         151           152
  Additional paid-in capital...........................................................     156,742       158,454
  Retained earnings....................................................................      59,004        68,207
                                                                                         ----------  -------------
    Total liabilities and stockholders' equity.........................................  $  291,579   $   294,274
                                                                                         ----------  -------------
                                                                                         ----------  -------------

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                             ---------------------
                                                                                               1996        1997
                                                                                             ---------  ----------
Cash flows from operating activities:
  Net income...............................................................................  $   9,015  $    9,203
  Adjustments to reconcile net income to net cash provided by operations:
    Depreciation and amortization..........................................................      6,282       7,569
    Other..................................................................................       (444)       (119)
    Cash provided (used) by changes in assets and liabilities:
      Accounts receivable..................................................................     (1,045)       (978)
      Inventories..........................................................................     (3,176)        417
      Prepaid expenses and other current assets............................................        600       1,616
      Accounts payable.....................................................................      2,256       8,810
      Other accrued liabilities............................................................      4,583       1,209
                                                                                             ---------  ----------
        Net cash provided by operating activities..........................................     18,071      27,727
                                                                                             ---------  ----------
Cash flows from investing activities:
  Capital expenditures.....................................................................     (5,362)    (39,689)
                                                                                             ---------  ----------
        Net cash used in investing activities..............................................     (5,362)    (39,689)
                                                                                             ---------  ----------
Cash flows from financing activities:
  Decrease in borrowings...................................................................       (167)        (58)
  Net proceeds from issuance of common stock...............................................                    958
                                                                                             ---------  ----------
        Net cash provided by (used in) financing activities................................       (167)        900
                                                                                             ---------  ----------
Effect of exchange rate changes on cash....................................................       (439)       (210)
                                                                                             ---------  ----------
Net increase (decrease) in cash and cash equivalents.......................................     12,103     (11,272)
Cash and cash equivalents at beginning of period...........................................     20,179      51,351
                                                                                             ---------  ----------
Cash and cash equivalents at end of period.................................................  $  32,282  $   40,079
                                                                                             ---------  ----------
                                                                                             ---------  ----------

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

NOTE 1. BASIS OF PRESENTATION

    The accompanying unaudited interim financial statements of DuPont Photomasks, Inc. and its subsidiaries (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in the Company's 1997 Annual Report on Form 10-K. The unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, which management considers necessary for the fair presentation of the interim periods. Results for interim periods are not necessarily indicative of results for the year.

NOTE 2. INVENTORIES

    Inventories consist of the following:

                                                                      JUNE 30,   SEPTEMBER 30,
                                                                        1997         1997
                                                                      ---------  -------------
Raw materials and supplies..........................................  $  13,122    $  12,297
Work-in-process.....................................................        902        1,035
Finished product....................................................      1,627        1,895
                                                                      ---------  -------------
  Inventories.......................................................  $  15,651    $  15,227
                                                                      ---------  -------------
                                                                      ---------  -------------

NOTE 3. COMMITMENTS AND CONTINGENCIES

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

NOTE 4. RECLASSIFICATIONS

    Certain prior year balances have been reclassified to conform to the 1998 presentation.

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

RESULTS OF OPERATIONS

SALES

    Sales are comprised primarily of photomask sales to semiconductor manufacturers. Sales increased 7.1% from $64.2 million in the quarter ended September 30, 1996 to $68.8 million in the quarter ended September 30, 1997. Sales in North America and Asia increased from $35.4 million and $13.5 million in the quarter ended September 30, 1996 to $39.4 million and $14.9 million in the quarter ended September 30, 1997. Sales in Europe decreased from $15.3 million in the quarter ended September 30, 1996 to $14.5 million in the quarter ended September 30, 1997. Sales and sales growth in the quarter ended September 30, 1997 were adversely impacted by the strength of the U.S. Dollar. A continued increase in the demand for advanced photomasks, which have higher average selling prices, was a primary contributor to the overall increase in sales during this period. This shift in demand reflects what the Company believes to be a continued trend toward higher utilization of complex semiconductor devices with finer line-widths.

COST OF GOODS SOLD

    Cost of goods sold consists of material, labor, depreciation and overhead. Cost of goods sold increased 11.1% from $39.8 million in the quarter ended September 30, 1996 to $44.2 million in the quarter ended September 30, 1997 resulting primarily from higher costs associated with increased sales. As a percentage of sales, cost of goods sold increased from 61.9% in the quarter ended September 30, 1996 to 64.2% in the quarter ended September 30, 1997. The percentage of sales increase was primarily due to costs related to new facilities and costs related to continued capacity expansions at existing facilities. As the Company adds capacity to position itself for future growth, it will incur additional costs related to new facilities and costs related to capacity expansions at existing facilities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

    Selling, general and administrative expense includes salaries of sales personnel, marketing expense, general and administrative expense and product distribution expense. Since January 1, 1996, general and administrative expense includes fees incurred by the Company under administrative services agreements with DuPont and certain DuPont subsidiaries. Selling, general and administrative expense as a percentage of sales decreased from 12.9% in the quarter ended September 30, 1996 to 11.4% in the quarter ended September 30, 1997. Selling, general and administrative expense decreased 5.2% from $8.3 million in the quarter ended September 30, 1996 to $7.9 million in the quarter ended September 30, 1997.

RESEARCH AND DEVELOPMENT EXPENSE

    Research and development expense consists primarily of employee costs, cost of material consumed, depreciation, engineering related costs and the Company's share of costs of the limited liability company discussed below. Research and development expense increased from $2.4 million in the quarter ended September 30, 1996 to $3.3 million in the quarter ended September 30, 1997. The increase was due primarily to the Company's joint venture participation with Advanced Micro Devices, Micron Technology and Motorola in a limited liability company called the DPI Reticle Technology Center, L.L.C. ("RTC") which was formed to develop advanced photomask technology and pilot line fabricate leading edge photomasks. The Company believes that, through its participation in the RTC, it will be able to help meet the future technology needs of the semiconductor industry for advanced photomasks. There can be no assurance that the RTC will yield results that are favorable to the Company.

    Research and development expense is net of funds the Company received from customers, industry groups such as SEMATECH and the Joint European Submicron Strategic Initiative and government sources. The Company anticipates that research and development expense will continue to increase in absolute terms in the future reflecting the Company's strategy of advancing its technological leadership. However, there can be no assurance that such expenditures will enable the Company to develop new technologies or to maintain its technological leadership.

INTEREST INCOME

    Interest income was $0.2 million in the quarter ended September 30, 1996 and $0.4 million in the quarter ended September 30, 1997. Interest income results from short-term investment of the Company's cash balances.

EXCHANGE LOSS

    Exchange loss consists of net gains and losses resulting from the remeasurement of the Company's accounts denominated in non-U.S. currencies into U.S. Dollars, which is the Company's functional currency. Exchange loss was $0.3 million in the quarter ended September 30, 1996 and $0.2 million in the quarter ended September 30, 1997 primarily due to fluctuations of the U.S. Dollar against the German Mark, French Franc and Korean Won. Exchange loss is net of the impact of hedging activities designed to reduce exchange rate exposure.

PROVISION FOR INCOME TAXES

    The Company's tax expense has been determined in accordance with FAS 109 and is based on the statutory rates in effect in the countries in which the Company operates. The Company's operations in Korea are subject to a government granted tax exemption. The Company will continue to enjoy the full benefits of the tax exemption in Korea until 2001 and a partial benefit thereafter until the tax exemption terminates in 2003.

MINORITY INTEREST IN LOSS OF MAJORITY OWNED JOINT VENTURE

    The minority interest impact of the Company's joint venture in China was ($0.2 million) in the three months ended September 30, 1996 compared to ($0.3 million) in the three months ended September 30, 1997, reflecting increased losses from, and partner funding of, the joint venture.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital was $66.1 million at June 30, 1997 and $61.7 million at September 30, 1997. The decrease in working capital for the three months ended September 30, 1997 is due principally to lower cash balances. Cash and cash equivalents were $51.4 million at June 30, 1997 and $40.1 million at September 30, 1997. The decrease was primarily due to capital expenditures. The Company's ongoing cash requirement will be for capital expenditures, research and product development and working capital.

    Cash provided by operations was $18.1 million in the three months ended September 30, 1996 and $27.7 million in the three months ended September 30, 1997. The increase was primarily the result of higher depreciation expense and shifts in assets and liabilities. Management believes that cash provided by operations will be the Company's primary source of liquidity. Cash used in investing activities (capital expenditures) was $5.4 million in the three months ended September 30, 1996 and $39.7 million in the three months ended September 30, 1997. Management expects capital expenditures for the remainder of the year ending June 30, 1998 will be approximately $50 million. These capital expenditures will be used primarily to expand the Company's manufacturing capacity and advance the Company's technical capability. Cash used in financing activities was $0.2 million in the three months ended September 30, 1996 and cash provided by financing activities was $0.9 million in the three months ended September 30, 1997.

    The Company and DuPont have entered into a credit agreement (the "Credit Agreement") pursuant to which DuPont has agreed to provide a credit facility to the Company in an aggregate amount of $100.0 million. The Credit Agreement has a term of 48 months and any loans thereunder will bear interest at LIBOR plus 25 basis points. At the Company's option, advances under the Credit Agreement are convertible into term loans with maturities up to seven years. The Credit Agreement will serve as a back-up to cash from operations. Management believes that cash provided by operations and the Credit Agreement will be sufficient to meet the Company's cash requirements through 1999. To date, there have been no borrowings under the credit facility. There can be no assurance that alternative sources of financing will be available upon expiration of the credit facility or that alternative sources of funding will be available if the Company's borrowing requirements exceed the facility. The Credit Agreement contains, among other things, covenants restricting the Company's ability to incur additional debt. In addition, there can be no assurance that, even if funding is available, the terms thereof will be attractive to the Company.

OTHER MATTERS

    Non-U.S. operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material effect on the Company's results of operations. The financial statements reflect remeasurement of items denominated in non-U.S. currencies to U.S. Dollars, the Company's functional currency. Exchange gains or losses are included in income in the period in which they occur. The Company monitors its exchange rate exposure and attempts to reduce such exposure by hedging. In 1997, the Company entered into a Korean Won forward contracts designed to reduce such exposure. There can be no assurance that such forward contracts or any other hedging activity will be adequate to eliminate, or even mitigate, the impact of the Company's exchange rate exposure. The risks associated with non-U.S. operations have not, to date, had a material adverse impact on the Company's liquidity and results of operations. There can, however, be no assurance that such risks will not have a material adverse impact on the Company's liquidity and results of operations in the future. Inflation impacts the Company through increases in the cost of labor, services, and raw materials. In general, these increases have been mitigated by periodic increases in the prices of the Company's products.

FORWARD LOOKING STATEMENTS

    The discussion in this document contains analysis or trends and other forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve management assumptions and are subject to risks and uncertainties, including the risk factors set forth below which are fully described in the Company's Annual Report on Form 10-K in "Business--Risk Factors" pages 9 to 12: (i) capital intensive industry, (ii) rapid technological change, (iii) relationship with and dependence on semiconductor industry, (iv) concentration of customers, (v) concentration of and dependence on suppliers,
(vi) competition; reversal of consolidation trend, (vii) significant international operations, (viii) dependence on management and technical personnel, (ix) control by and relationship with DuPont, (x) no independent operating history prior to the initial public offering, (xi) intellectual property, (xii) fluctuations in quarterly and annual earnings and (xiii) changes in governmental laws and regulations.

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

                                          DUPONT PHOTOMASKS, INC.
                                          (Registrant)

Date: November 3, 1997                    By:      /s/ J. MICHAEL HARDINGER
                                             -----------------------------------
                                                    J. Michael Hardinger
                                                  CHAIRMAN OF THE BOARD AND
                                                   CHIEF EXECUTIVE OFFICER
                                                (PRINCIPAL EXECUTIVE OFFICER)

Date: November 3, 1997                    By:          /s/ DAVID S. GINO
                                             -----------------------------------
                                                        David S. Gino
                                              EXECUTIVE VICE PRESIDENT--FINANCE
                                                 AND CHIEF FINANCIAL OFFICER
                                                  (PRINCIPAL FINANCIAL AND
                                                     ACCOUNTING OFFICER)