Form 10-Q
period 1997-12-31
DUPONT PHOTOMASKS INC
filed 1998-02-03
CIK 1012128

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

       FOR THE QUARTERLY PERIOD ENDED:                COMMISSION FILE NUMBER: 0-20839
              DECEMBER 31, 1997

                            ------------------------

                            DUPONT PHOTOMASKS, INC.

             (Exact name of Registrant as specified in its charter)

             DELAWARE                     74-2238819
  (State or Other Jurisdiction of      (I.R.S. Employer
  Incorporation or Organization)      Identification No.)

                                100 TEXAS AVENUE
                            ROUND ROCK, TEXAS 78664
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: 512-310-6559

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    As of January 21, 1998, there were 15,167,154 shares of the registrant's common stock, $.01 par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I

  Item 1. Financial Statements

    Income Statement for the Three Months Ended December 31, 1996 and 1997.................................           3

    Income Statement for the Six Months Ended December 31, 1996 and 1997...................................           4

    Balance Sheet at June 30, 1997 and December 31, 1997...................................................           5

    Statement of Cash Flows for the Six Months Ended December 31, 1996 and 1997............................           6

    Notes to Financial Statements..........................................................................           7

  Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations..........................................................           8

PART II

  Item 1. Legal Proceedings................................................................................          12

  Item 2. Changes in Securities............................................................................          12

  Item 3. Defaults Upon Senior Securities..................................................................          12

  Item 4. Submission of Matters to a Vote of Security Holders..............................................          12

  Item 5. Other Information................................................................................          12

  Item 6. Exhibits and Reports on Form 8-K.................................................................          12

          Signatures.......................................................................................          13

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                                INCOME STATEMENT

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1996          1997
                                                                                        ------------  ------------
Sales.................................................................................  $     64,260  $     67,328
Cost of goods sold....................................................................        39,704        44,832
Selling, general and administrative expense...........................................         7,661         7,745
Research and development expense......................................................         2,933         3,060
                                                                                        ------------  ------------
Operating profit......................................................................        13,962        11,691
Interest income.......................................................................          (296)         (168)
Exchange (gain) loss..................................................................            97           (78)
                                                                                        ------------  ------------
Income before income taxes and minority interest......................................        14,161        11,937
Provision for income taxes............................................................         4,962         4,059
                                                                                        ------------  ------------
Income before minority interest.......................................................         9,199         7,878
Minority interest in loss of majority owned joint venture.............................          (234)         (383)
                                                                                        ------------  ------------
Net income............................................................................  $      9,433  $      8,261
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Basic earnings per share..............................................................  $       0.62  $       0.54
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Basic weighted average shares outstanding.............................................    15,100,000    15,165,132
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Diluted earnings per share............................................................  $       0.61  $       0.53
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Diluted weighted average shares outstanding...........................................    15,539,182    15,605,359
                                                                                        ------------  ------------
                                                                                        ------------  ------------

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES
                                INCOME STATEMENT
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                             DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1996           1997
                                                                                     -------------  -------------
Sales..............................................................................  $     128,504  $     136,137
Cost of goods sold.................................................................         79,460         89,004
Selling, general and administrative expense........................................         15,971         15,623
Research and development expense...................................................          5,371          6,331
                                                                                     -------------  -------------
Operating profit...................................................................         27,702         25,179
Interest income....................................................................           (496)          (545)
Exchange loss......................................................................            401             97
                                                                                     -------------  -------------
Income before income taxes and minority interest...................................         27,797         25,627
Provision for income taxes.........................................................          9,735          8,850
                                                                                     -------------  -------------
Income before minority interest....................................................         18,062         16,777
Minority interest in loss of majority owned joint venture..........................           (386)          (687)
                                                                                     -------------  -------------
Net income.........................................................................  $      18,448  $      17,464
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Basic earnings per share...........................................................  $        1.22  $        1.15
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Basic weighted average shares outstanding..........................................     15,100,000     15,165,132
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Diluted earnings per share.........................................................  $        1.19  $        1.12
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Diluted weighted average shares outstanding........................................     15,443,047     15,662,657
                                                                                     -------------  -------------
                                                                                     -------------  -------------

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES
                                 BALANCE SHEET
                (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)
                                  (UNAUDITED)

                                     ASSETS

                                                                                          JUNE 30,   DECEMBER 31,
                                                                                            1997         1997
                                                                                         ----------  ------------
Current assets:
  Cash and cash equivalents............................................................  $   51,351   $   28,999
  Accounts receivable, trade...........................................................      38,973       39,221
  Accounts receivable, related parties.................................................       3,670        3,355
  Inventories..........................................................................      15,651       16,000
  Deferred income taxes................................................................       3,351        3,753
  Prepaid expenses and other current assets............................................       8,711        9,579
                                                                                         ----------  ------------
    Total current assets...............................................................     121,707      100,907
Property and equipment.................................................................     162,310      198,705
Accounts receivable, related parties...................................................       1,746          992
Deferred income taxes..................................................................       2,386        1,940
Other assets...........................................................................       3,430        2,706
                                                                                         ----------  ------------
    Total assets.......................................................................  $  291,579   $  305,250
                                                                                         ----------  ------------
                                                                                         ----------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade..............................................................  $   27,207   $   25,993
  Accounts payable, related parties....................................................       4,889        5,856
  Short-term borrowings................................................................       1,845        1,985
  Income taxes payable.................................................................       1,295          103
  Other accrued liabilities............................................................      20,389       18,983
                                                                                         ----------  ------------
    Total current liabilities..........................................................      55,625       52,920
Long-term borrowings...................................................................      10,473        9,187
Deferred income taxes..................................................................       6,300        6,256
Other liabilities......................................................................       2,597        1,611
Minority interest in net assets of majority owned joint venture........................         687

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value; 25,000,000 shares authorized;
    15,104,568 and 15,166,720 issued and outstanding...................................         151          152
  Additional paid-in capital...........................................................     156,742      158,656
  Retained earnings....................................................................      59,004       76,468
                                                                                         ----------  ------------
    Total liabilities and stockholders' equity.........................................  $  291,579   $  305,250
                                                                                         ----------  ------------
                                                                                         ----------  ------------

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                                               SIX MONTHS ENDED
                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1996        1997
                                                                                            ----------  ----------
Cash flows from operating activities:
  Net income..............................................................................  $   18,448  $   17,464
  Adjustments to reconcile net income to net cash provided by operations:
    Depreciation and amortization.........................................................      12,775      15,375
    Other.................................................................................        (671)     (1,200)
    Cash provided (used) by changes in assets and liabilities:
      Accounts receivable.................................................................      (2,304)     (2,898)
      Inventories.........................................................................      (4,046)       (349)
      Prepaid expenses and other current assets...........................................        (536)       (984)
      Accounts payable....................................................................       8,470      20,386
      Other accrued liabilities...........................................................       2,142      (1,408)
                                                                                            ----------  ----------
        Net cash provided by operating activities.........................................      34,278      46,386
                                                                                            ----------  ----------
Cash flows from investing activities:
  Capital expenditures....................................................................     (22,814)    (68,414)
                                                                                            ----------  ----------
        Net cash used in investing activities.............................................     (22,814)    (68,414)
                                                                                            ----------  ----------
Cash flows from financing activities:
  Increase (decrease) in borrowings.......................................................          18        (160)
  Net proceeds from issuance of common stock..............................................                   1,055
                                                                                            ----------  ----------
        Net cash provided by financing activities.........................................          18         895
                                                                                            ----------  ----------
Effect of exchange rate changes on cash...................................................        (546)     (1,219)
                                                                                            ----------  ----------
Net increase (decrease) in cash and cash equivalents......................................      10,936     (22,352)
Cash and cash equivalents at beginning of period..........................................      20,179      51,351
                                                                                            ----------  ----------
Cash and cash equivalents at end of period................................................  $   31,115  $   28,999
                                                                                            ----------  ----------
                                                                                            ----------  ----------

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

NOTE 2--INVENTORIES

    Inventories consist of the following:

                                                                       JUNE 30,   DECEMBER 31,
                                                                         1997         1997
                                                                       ---------  ------------
Raw materials and supplies...........................................  $  13,122   $   13,469
Work-in-process......................................................        902        1,167
Finished product.....................................................      1,627        1,364
                                                                       ---------  ------------
  Inventories........................................................  $  15,651   $   16,000
                                                                       ---------  ------------
                                                                       ---------  ------------

NOTE 3--COMMITMENTS AND CONTINGENCIES

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

NOTE 4--RECLASSIFICATIONS AND RESTATEMENTS

    Certain prior year balances have been reclassified to conform to the 1998 presentation. In addition, the Company adopted FAS 128 in the quarter ended December 31, 1997. Earnings per share have been restated for all periods presented to conform to the requirements of FAS 128.

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

RESULTS OF OPERATIONS

    SALES

    Sales are comprised primarily of photomask sales to semiconductor manufacturers. Sales increased 4.8% from $64.3 million in the quarter ended December 31, 1996 to $67.3 million in the quarter ended December 31, 1997. Sales in North America and Europe increased from $35.7 million and $14.8 million in the quarter ended December 31, 1996 to $37.1 million and $16.8 million in the quarter ended December 31, 1997. Sales in Asia decreased from $13.8 million in the quarter ended December 31, 1996 to $13.4 million in the quarter ended December 31, 1997. Sales increased 5.9% from $128.5 million in the six months ended December 31, 1996 to $136.1 million in the six months ended December 31, 1997. Sales in North America, Europe and Asia increased from $71.1 million, $30.1 million and $27.3 million in the six months ended December 31, 1996 to $76.5 million, $31.3 million and $28.3 million in the six months ended December 31, 1997. The strength of the U.S. Dollar against the German Mark, French Franc and, in particular, the Korean Won, adversely impacted sales by approximately $4.5 million and $6.5 million in the quarter and six months ended December 31, 1997 and adversely impacted sales growth in the quarter and six months ended December 31, 1997 as compared to the same periods in the previous year. A continued increase in the demand for advanced photomasks, which have higher average selling prices, was a primary contributor to the overall increase in sales during these periods. This shift in demand reflects what the Company believes to be a continued trend toward higher utilization of complex semiconductor devices with finer line-widths. Product mix related average selling price increases contributed approximately 67% and 57% of the revenue growth in the quarter and six months ended December 31, 1997. The balance of the revenue growth came from increased unit volume.

    COST OF GOODS SOLD

    Cost of goods sold consists of material, labor, depreciation and overhead. Cost of goods sold increased 12.9% from $39.7 million in the quarter ended December 31, 1996 to $44.8 million in the quarter ended December 31, 1997 and increased 12.0% from $79.5 million in the six months ended December 31, 1996 to $89.0 million in the six months ended December 31, 1997 resulting primarily from higher costs associated with increased sales, costs related to new facilities and costs related to continued capacity expansions at existing facilities. As a percentage of sales, cost of goods sold increased from 61.8% in the quarter ended December 31, 1996 to 66.6% in the quarter ended December 31, 1997 and increased from 61.8% in the six months ended December 31, 1996 to 65.4% in the six months ended December 31, 1997. The percentage of sales increases were primarily due to margin compression as a result of the strength of the U.S. Dollar, costs related to new facilities and costs related to continued capacity expansions at existing facilities. As the Company adds capacity to position itself for future growth, it will incur additional costs related to new facilities and costs related to capacity expansions at existing facilities.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

    Selling, general and administrative expense includes salaries of sales personnel, marketing expense, general and administrative expense and product distribution expense. Since January 1, 1996, general and administrative expense includes fees incurred by the Company under administrative services agreements with E.I. duPont de Nemours and Company ("DuPont"), the Company's majority stockholder, and certain DuPont subsidiaries. Selling, general and administrative expense as a percentage of sales decreased from

11.9% in the quarter ended December 31, 1996 to 11.5% in the quarter ended December 31, 1997 and decreased from 12.4% in the six months ended December 31, 1996 to 11.5% in the six months ended December 31, 1997. Selling, general and administrative expense was $7.7 million in the quarters ended December 31, 1996 and 1997 and decreased from $16.0 million in the six months ended December 31, 1996 to $15.6 million in the six months ended December 31, 1997.

    RESEARCH AND DEVELOPMENT EXPENSE

    Research and development expense consists primarily of employee costs, cost of material consumed, depreciation, engineering related costs and the Company's share of costs of the limited liability company discussed below. Research and development expense increased from $2.9 million in the quarter ended December 31, 1996 to $3.1 million in the quarter ended December 31, 1997 and increased from $5.4 million in the six months ended December 31, 1996 to $6.3 million in the six months ended December 31, 1997. The increases were due primarily to the Company's joint venture participation with Advanced Micro Devices, Micron Technology and Motorola in a limited liability company called the DPI Reticle Technology Center, L.L.C. ("RTC") which was formed to develop advanced photomask technology and pilot line fabricate leading edge photomasks. The Company believes that, through its participation in the RTC, it will be able to help meet the future technology needs of the semiconductor industry for advanced photomasks. There can be no assurance that the RTC will yield results that are favorable to the Company.

    The Company anticipates that research and development expense will continue to increase in absolute terms in the future reflecting the Company's strategy of advancing its technological leadership. However, there can be no assurance that such expenditures will enable the Company to develop new technologies or to maintain its technological leadership.

    INTEREST INCOME

    Interest income was $0.3 million in quarter ended December 31, 1996 compared to $0.2 million in the quarter ended December 31, 1997. Interest income was $0.5 million in the six months ended December 31, 1996 and in the six months ended December 31, 1997. Interest income results from short-term investment of the Company's cash balances.

    EXCHANGE (GAIN) LOSS

    Exchange (gain) loss consists of net gains and losses resulting from the remeasurement of the Company's accounts denominated in non-U.S. currencies into U.S. Dollars, which is the Company's functional currency. Exchange loss was $0.1 million in the quarter ended December 31, 1996 and exchange gain was $0.1 million in the quarter ended December 31, 1997 while exchange loss was $0.4 million in the six months ended December 31, 1996 compared to $0.1 million in the six months ended December 31, 1997 primarily due to fluctuations of the U.S. Dollar against the German Mark, French Franc and Korean Won. Exchange loss is net of the impact of hedging activities designed to reduce exchange rate exposure.

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

    MINORITY INTEREST IN LOSS OF MAJORITY OWNED JOINT VENTURE

    The minority interest impact of the Company's joint venture in China was ($0.2 million) in the three months ended December 31, 1996 compared to ($0.4 million) in the three months ended December 31, 1997 and was ($0.4 million) in the six months ended December 31, 1996 compared to ($0.7 million) in the six months ended December 31, 1997, reflecting increased losses from, and partner funding of, the joint venture.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital was $66.1 million at June 30, 1997 and $48.0 million at December 31, 1997. The decrease in working capital for the six months ended December 31, 1997 is due principally to lower cash balances and higher accounts payable balances. Cash and cash equivalents were $51.4 million at June 30, 1997 and $28.9 million at December 31, 1997. The decrease in cash and the increase in accounts payable were primarily due to capital expenditures.

    Cash provided by operations was $34.3 million in the six months ended December 31, 1996 and $46.4 million in the six months ended December 31, 1997. The increase was primarily the result of higher depreciation expense and shifts in assets and liabilities. Management believes that cash provided by operations will be the Company's primary source of liquidity. Cash used in investing activities (capital expenditures) was $22.8 million in the six months ended December 31, 1996 and $68.4 million in the six months ended December 31, 1997. Management expects capital expenditures for the remainder of the year ending June 30, 1998 will be approximately $30 million. Capital expenditures have been and will be used primarily to expand the Company's manufacturing capacity and advance the Company's technical capability. Cash provided by financing activities was minimal in the six months ended December 31, 1996 and was $0.9 million in the six months ended December 31, 1997.

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

    The Company is currently negotiating an agreement with United
Microelectronics Corporation to establish a joint venture to produce photomasks in Taiwan. There can be no assurance that final agreements will be executed or, if executed, the resultant joint venture will yield results that are favorable to the Company.

    In June 1997, the Financial Accounting Standards Board issued FAS 130 and FAS 131. Neither FAS will have a material impact on the Company.

    The Company is currently assessing its Year 2000 issues and quantifying related costs. Management believes that ongoing implementation of new global information systems will address the majority of the Company's Year 2000 issues.

FORWARD LOOKING STATEMENTS

    The discussion in this document contains analysis or trends and other forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements concerning growth and future operating results, developments in the Company's markets and strategic focus, strategic and joint venture relationships and future economic, business and regulatory conditions. These statements involve management assumptions and are subject to risks and uncertainties, including the risk factors set forth below which are fully described in the Company's Annual Report on Form 10-K in "Business--Risk Factors" pages 9 to 12: (i) capital intensive industry, (ii) rapid technological change, (iii) relationship with and dependence on semiconductor industry, (iv) concentration of customers, (v) concentration of and dependence on suppliers,
(vi) competition; reversal of consolidation trend, (vii) significant international operations, (viii) dependence on management and technical personnel, (ix) control by and relationship with DuPont, (x) no independent operating history prior to the initial public offering, (xi) intellectual property, (xii) fluctuations in quarterly and annual earnings and (xiii) changes in governmental laws and regulations.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

    The Company is not currently involved in any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

    Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Meeting of Stockholders was held October 27, 1997 (the "Annual Meeting"). At the Annual Meeting, (i) the Company's nine existing directors were reelected to the Board of Directors, (ii) the Company's 1997 Stock Option and Restricted Stock Plan was approved and (iii) the selection of Price Waterhouse LLP as the Company's independent accountants for the year ended June 30, 1998 was ratified. Votes cast at the Annual Meeting are as follows:

                                                                        FOR                    WITHHELD
                                                                    ------------              -----------
J. Michael Hardinger..............................................    14,311,347                  52,702
John L. Doyle.....................................................    14,315,147                  48,902
John C. Hodgson...................................................    14,311,247                  52,802
Charles O. Holliday...............................................    14,311,247                  52,802
Peter G. Kehoe....................................................    14,311,247                  52,802
Gary W. Pankonien.................................................    14,315,302                  48,747
John C. Sargent...................................................    14,311,247                  52,802
Marshall C. Turner................................................    14,314,302                  49,747
Susan A. Vladuchick...............................................    14,311,247                  52,802


                                                                        FOR        AGAINST      ABSTAIN
                                                                    ------------  ----------  -----------
Approval of the 1997 Stock Option and Restricted Stock Plan.......    12,595,977   1,222,213      10,835

                                                                        FOR        AGAINST      ABSTAIN
                                                                    ------------  ----------  -----------
Ratification of the selection of Price Waterhouse LLP.............    14,359,664       2,025       2,360

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

                                DUPONT PHOTOMASKS, INC.
                                (Registrant)

Date: February 2, 1998          By:           /s/ J. MICHAEL HARDINGER
                                     -----------------------------------------
                                                J. Michael Hardinger
                                             CHAIRMAN OF THE BOARD AND
                                              CHIEF EXECUTIVE OFFICER
                                           (PRINCIPAL EXECUTIVE OFFICER)

Date: February 2, 1998          By:              /s/ DAVID S. GINO
                                     -----------------------------------------
                                                   David S. Gino
                                         EXECUTIVE VICE PRESIDENT--FINANCE
                                            AND CHIEF FINANCIAL OFFICER
                                              (PRINCIPAL FINANCIAL AND
                                                ACCOUNTING OFFICER)