Form 10-Q
period 1998-03-31
DUPONT PHOTOMASKS INC
filed 1998-05-12
CIK 1012128

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

       For the quarterly period ended March 31, 1998      Commission file number
0-20839

                            ------------------------

                            DUPONT PHOTOMASKS, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             74-2238819
        (State or Other Jurisdiction                (I.R.S. Employer
     of Incorporation or Organization)             Identification No.)

                                100 TEXAS AVENUE
                            ROUND ROCK, TEXAS 78664
                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (512) 310-6559

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of April 22, 1998, there were 15,169,018 shares of the registrant's common stock, $.01 par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----

PART I

     Item 1. Financial Statements

            Income Statement for the Three Months Ended March 31, 1997 and 1998............................           3

            Income Statement for the Nine Months Ended March 31, 1997 and 1998.............................           4

            Balance Sheet at June 30, 1997 and March 31, 1998..............................................           5

            Statement of Cash Flows for the Nine Months Ended March 31, 1997 and 1998......................           6

            Notes to Financial Statements..................................................................           7

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.........           9

PART II

     Item 1. Legal Proceedings.............................................................................          14

     Item 2. Changes in Securities.........................................................................          14

     Item 3. Defaults Upon Senior Securities...............................................................          14

     Item 4. Submission of Matters to a Vote of Security Holders...........................................          14

     Item 5. Other Information.............................................................................          14

Item 6. Exhibits and Reports on Form 8-K...................................................................          14

      Signatures...........................................................................................          15

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                                INCOME STATEMENT

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                        --------------------------
                                                                                            1997          1998
                                                                                        ------------  ------------
Sales.................................................................................  $     62,760  $     67,563
Cost of goods sold....................................................................        38,192        45,191
Selling, general and administrative expense...........................................         7,463         7,055
Research and development expense......................................................         3,185         3,356
                                                                                        ------------  ------------
Operating profit......................................................................        13,920        11,961
Interest (income) expense.............................................................          (845)           30
Exchange loss.........................................................................           212           136
                                                                                        ------------  ------------
Income before income taxes, minority interest and extraordinary item..................        14,553        11,795
Provision for income taxes............................................................         5,087         4,010
                                                                                        ------------  ------------
Income before minority interest and extraordinary item................................         9,466         7,785
Minority interest in loss of majority owned joint venture.............................          (256)
                                                                                        ------------  ------------
Income before extraordinary item......................................................         9,722         7,785
Extraordinary item....................................................................       (22,242)
                                                                                        ------------  ------------
Net income............................................................................  $     31,964  $      7,785
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Basic earnings per share before extraordinary item....................................  $       0.65  $       0.51
Extraordinary item....................................................................         (1.47)
                                                                                        ------------  ------------
Basic earnings per share..............................................................  $       2.12  $       0.51
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Basic weighted average shares outstanding.............................................    15,100,000    15,167,645
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Diluted earnings per share before extraordinary item..................................  $       0.62  $       0.50
Extraordinary item....................................................................         (1.43)
                                                                                        ------------  ------------
Diluted earnings per share............................................................  $       2.05  $       0.50
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Diluted weighted average shares outstanding...........................................    15,596,131    15,554,304
                                                                                        ------------  ------------
                                                                                        ------------  ------------

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                                INCOME STATEMENT

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                        --------------------------
                                                                                            1997          1998
                                                                                        ------------  ------------
Sales.................................................................................  $    191,264  $    203,700
Cost of goods sold....................................................................       117,652       134,195
Selling, general and administrative expense...........................................        23,434        22,678
Research and development expense......................................................         8,556         9,687
                                                                                        ------------  ------------
Operating profit......................................................................        41,622        37,140
Interest income.......................................................................        (1,341)         (515)
Exchange loss.........................................................................           613           233
                                                                                        ------------  ------------
Income before income taxes, minority interest and extraordinary item..................        42,350        37,422
Provision for income taxes............................................................        14,822        12,860
                                                                                        ------------  ------------
Income before minority interest and extraordinary item................................        27,528        24,562
Minority interest in loss of majority owned joint venture.............................          (642)         (687)
                                                                                        ------------  ------------
Income before extraordinary item......................................................        28,170        25,249
Extraordinary item....................................................................       (22,242)
                                                                                        ------------  ------------
Net income............................................................................  $     50,412  $     25,249
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Basic earnings per share before extraordinary item....................................  $       1.87  $       1.67
Extraordinary item....................................................................         (1.47)
                                                                                        ------------  ------------
Basic earnings per share..............................................................  $       3.34  $       1.67
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Basic weighted average shares outstanding.............................................    15,100,000    15,154,129
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Diluted earnings per share before extraordinary item..................................  $       1.82  $       1.62
Extraordinary item....................................................................         (1.43)
                                                                                        ------------  ------------
Diluted earnings per share............................................................  $       3.25  $       1.62
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Diluted weighted average shares outstanding...........................................    15,494,075    15,628,215
                                                                                        ------------  ------------
                                                                                        ------------  ------------

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                                 BALANCE SHEET

                (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                  (UNAUDITED)

                                     ASSETS

                                                                                             JUNE 30,   MARCH 31,
                                                                                               1997        1998
                                                                                            ----------  ----------
Current assets:
  Cash and cash equivalents...............................................................  $   51,351  $   15,877
  Accounts receivable, trade..............................................................      38,973      49,273
  Accounts receivable, related parties....................................................       3,670       3,110
  Inventories.............................................................................      15,651      17,228
  Deferred income taxes...................................................................       3,351       3,874
  Prepaid expenses and other current assets...............................................       8,711      13,030
                                                                                            ----------  ----------
    Total current assets..................................................................     121,707     102,392
Property and equipment....................................................................     162,310     237,175
Accounts receivable, related parties......................................................       1,746       1,104
Deferred income taxes.....................................................................       2,386       2,525
Other assets..............................................................................       3,430       2,521
                                                                                            ----------  ----------
    Total assets..........................................................................  $  291,579  $  345,717
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade.................................................................  $   27,207  $   25,539
  Accounts payable, related parties.......................................................       4,889       4,626
  Short-term borrowings...................................................................       1,845       1,701
  Income taxes payable....................................................................       1,295       1,824
  Other accrued liabilities...............................................................      20,389      28,244
                                                                                            ----------  ----------
    Total current liabilities.............................................................      55,625      61,934
Long-term borrowings......................................................................      10,473       8,007
Long-term borrowings, related parties.....................................................                  24,000
Deferred income taxes.....................................................................       6,300       6,962
Other liabilities.........................................................................       2,597       1,697
Minority interest in net assets of majority owned joint venture...........................         687
Commitments and contingencies.............................................................
Stockholders' equity:
  Common stock, $.01 par value; 25,000,000 shares authorized; 15,104,568 and 15,168,766
    issued and outstanding................................................................         151         152
  Additional paid-in capital..............................................................     156,742     158,712
  Retained earnings.......................................................................      59,004      84,253
                                                                                            ----------  ----------
    Total liabilities and stockholders' equity............................................  $  291,579  $  345,717
                                                                                            ----------  ----------
                                                                                            ----------  ----------

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                           -----------------------
                                                                                              1997        1998
                                                                                           ----------  -----------
Cash flows from operating activities:
  Net income.............................................................................  $   50,412  $    25,249
  Adjustments to reconcile net income to net cash provided by operations:
    Depreciation and amortization........................................................      19,305       23,159
    Other................................................................................        (779)      (1,035)
    Gain.................................................................................     (34,219)
    Cash provided (used) by changes in assets and liabilities:
      Accounts receivable................................................................      (1,035)     (13,446)
      Inventories........................................................................      (5,581)         569
      Prepaid expenses and other current assets..........................................      (2,970)      (3,939)
      Accounts payable...................................................................       7,277       17,648
      Other accrued liabilities..........................................................      16,000        5,027
                                                                                           ----------  -----------
        Net cash provided by operating activities........................................      48,410       53,232
                                                                                           ----------  -----------
Cash flows from investing activities:
  Capital expenditures...................................................................     (37,153)     (84,266)
  Proceeds from sale of investment.......................................................      39,219
  Payment for acquisition................................................................                  (28,344)
                                                                                           ----------  -----------
        Net cash provided by (used in) investing activities..............................       2,066     (112,610)
                                                                                           ----------  -----------
Cash flows from financing activities:
  Increase in borrowings.................................................................         699       23,769
  Net proceeds from issuance of common stock.............................................                    1,098
                                                                                           ----------  -----------
        Net cash provided by financing activities........................................         699       24,867
                                                                                           ----------  -----------
Effect of exchange rate changes on cash..................................................      (1,154)        (963)
                                                                                           ----------  -----------
Net increase (decrease) in cash and cash equivalents.....................................      50,021      (35,474)
Cash and cash equivalents at beginning of period.........................................      20,179       51,351
                                                                                           ----------  -----------
Cash and cash equivalents at end of period...............................................  $   70,200  $    15,877
                                                                                           ----------  -----------
                                                                                           ----------  -----------

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

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

NOTE 2--INVENTORIES

    Inventories consist of the following:

                                                                      JUNE 30,    MARCH 31,
                                                                        1997        1998
                                                                      ---------  -----------
Raw materials and supplies..........................................  $  13,122   $  13,988
Work-in-process.....................................................        902       1,156
Finished product....................................................      1,627       2,084
                                                                      ---------  -----------
  Inventories.......................................................  $  15,651   $  17,228
                                                                      ---------  -----------
                                                                      ---------  -----------

NOTE 3--ACQUISITION

    On March 16, 1998, the Company entered into a strategic alliance with Hyundai Electronics Industries Co., Ltd. ("Hyundai") whereby the Company purchased selected photomask manufacturing equipment located at Hyundai's captive photomask manufacturing facility in Kanam, Republic of Korea ("Korea") and entered into a five-year sales and supply agreement with Hyundai. The Company acquired, through its Korean subsidiary, approximately $28,800 of equipment and approximately $1,000 in inventory. Consideration for the assets included $28,344 in cash, and was partially financed by $24,000 in borrowings under the Company's credit facility with DuPont.

NOTE 4--EXTRAORDINARY ITEM

    Between January 20 and 23, 1997, the Company sold its entire investment in Etec Systems, Inc. common stock. Aggregate net proceeds from the sale were $39,219 and the Company realized a $34,219 gain on the sale. The related provision for income taxes was $11,977.

NOTE 5--COMMITMENTS AND CONTINGENCIES

    The Company is currently negotiating an agreement with United
Microelectronics Corporation to establish a joint venture to produce photomasks in Taiwan. There can be no assurance that final agreements will be executed or that, if executed, the resultant joint venture will yield results that are favorable to the Company.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

NOTE 5--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    On April 14, 1998, the Company announced that it plans to build a new photomask production facility in Singapore. The site will service the growing number of semiconductor manufacturers in Singapore and the rest of Southeast Asia. Current plans are to invest $50 million over the next five years. The Company previously announced plans for, and has begun construction on, a new photomask production facility in Gresham, Oregon. The site will service the growing number of semiconductor manufacturers in northwest United States. Current plans are to invest $75 million over the next four years. There can be no assurance that construction on either facility will be completed or that, if completed, either facility will yield results that are favorable to the Company.

    On April 22, 1998, the Company announced that it had entered into an agreement with Etec to upgrade its MEBES-Registered Trademark- electron-beam pattern generation tools. The hardware and software upgrades will enhance the capability of the tools while simultaneously increasing the speed at which they operate. As part of the agreement, Etec has purchased the use of technology developed by the Company. The tools to be upgraded currently reside throughout the Company's integrated network of production facilities. As part of the agreement, Etec is scheduled to deliver, and the Company is committed to purchase, the initial upgraded MEBES-Registered Trademark- tool in early 1999, with additional tools scheduled for upgrades over the course of the next four years. There can be no assurance that the Company will be successful in upgrading its tools or that such upgraded tools will yield results that are favorable to the Company.

    Also on April 22, 1998, the Company announced the formation of a strategic alliance with Hoya Corporation to develop and produce advanced photoblanks. A primary goal of the alliance will be the development of advanced photoblanks used in the production of binary and phase shift photomasks supporting the manufacture of semiconductor devices with 0.18 micron design rules and below. The companies have also agreed to exchange technical information related to the production of photoblanks. The relationship calls for Hoya to supply the Company with developmental photoblanks based on agreed-upon design and performance specifications. As part of the agreement, the Company will have exclusive rights to use photoblanks and technology developed under the relationship. Additionally, the Company has agreed to utilize Hoya's photoblanks in its photomask manufacturing operations, supplementing its internal supply. There can be no assurance that the alliance will yield results that are favorable to the Company.

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

NOTE 6--RECLASSIFICATIONS AND RESTATEMENTS

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

RESULTS OF OPERATIONS

SALES

    Sales are comprised primarily of photomask sales to semiconductor manufacturers. Sales increased 7.7% from $62.8 million in the quarter ended March 31, 1997 to $67.6 million in the quarter ended March 31, 1998. Sales in North America, Europe and Asia increased from $35.9 million $16.1 million and $10.8 million in the quarter ended March 31, 1997 to $37.9 million, $18.3 million and $11.4 million in the quarter ended March 31, 1998. Sales increased 6.5% from $191.3 million in the nine months ended March 31, 1997 to $203.7 million in the nine months ended March 31, 1998. Sales in North America, Europe and Asia increased from $107.0 million, $46.2 million and $38.1 million in the nine months ended March 31, 1997 to $114.4 million, $49.6 million and $39.7 million in the nine months ended March 31, 1998. A continued increase in the demand for advanced photomasks, which have higher average selling prices, was a primary contributor to the overall increase in sales during these periods. This shift in demand reflects what the Company believes to be a continued trend toward higher utilization of complex semiconductor devices with finer line-widths. Product mix related average selling price increases contributed approximately one half of the revenue growth in the quarter and nine months ended March 31, 1998. The balance of the revenue growth came from increased unit volume. The strength of the U.S. Dollar against the Korean Won, and to a lesser extent, the German Mark and French Franc, adversely impacted sales by approximately $4.0 million and $10.5 million in the quarter and nine months ended March 31, 1998 and thus adversely impacted sales growth in the quarter and nine months ended March 31, 1998 as compared to the same periods in the previous year.

COST OF GOODS SOLD

    Cost of goods sold consists of material, labor, depreciation and overhead. Cost of goods sold increased 18.3% from $38.2 million in the quarter ended March 31, 1997 to $45.2 million in the quarter ended March 31, 1998 and increased 14.1% from $117.7 million in the nine months ended March 31, 1997 to $134.2 million in the nine months ended March 31, 1998 resulting primarily from higher costs associated with increased sales, costs related to new facilities and costs related to continued capacity expansions at existing facilities. As a percentage of sales, cost of goods sold increased from 60.9% in the quarter ended March 31, 1997 to 66.9% in the quarter ended March 31, 1998 and increased from 61.5% in the nine months ended March 31, 1997 to 65.9% in the nine months ended March 31, 1998. The percentage of sales increases were primarily due to margin compression as a result of the strength of the U.S. Dollar, costs related to new facilities and costs related to continued capacity expansions at existing facilities. As the Company adds capacity to position itself for future growth, it will incur additional costs related to new facilities and costs related to capacity expansions at existing facilities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

    Selling, general and administrative expense includes salaries of sales personnel, marketing expense, general and administrative expense and product distribution expense. Since January 1, 1996, general and administrative expense includes fees incurred by the Company under administrative services agreements with E.I. duPont de Nemours and Company ("DuPont"), the Company's majority stockholder, and certain DuPont subsidiaries. Selling, general and administrative expense as a percentage of sales decreased from 11.9% in the quarter ended March 31, 1997 to 10.4% in the quarter ended March 31, 1998 and decreased from 12.3% in the nine months ended March 31, 1997 to 11.1% in the nine months ended March 31, 1998. Selling, general and administrative expense decreased 5.5% from $7.5 million in the quarter ended March 31, 1997 to $7.1 million in the quarter ended March 31, 1998 and decreased 3.2% from $23.4 million in the nine months ended March 31, 1997 to $22.7 million in the nine months ended March 31, 1998 as a result of reductions in discretionary spending.

RESEARCH AND DEVELOPMENT EXPENSE

    Research and development expense consists primarily of employee costs, cost of material consumed, depreciation, engineering related costs and the Company's share of costs of the limited liability company discussed below. Research and development expense increased from $3.2 million in the quarter ended March 31, 1997 to $3.4 million in the quarter ended March 31, 1998 and increased from $8.6 million in the nine months ended March 31, 1997 to $9.7 million in the nine months ended March 31, 1998. The increases were due primarily to the Company's joint venture participation with Advanced Micro Devices, Micron Technology and Motorola in a limited liability company called the DPI Reticle Technology Center, LLC ("RTC") which was formed to develop advanced photomask technology and pilot line fabricate leading edge photomasks. The Company believes that, through its participation in the RTC, it will be able to help meet the future technology needs of the semiconductor industry for advanced photomasks. There can be no assurance that the RTC will yield results that are favorable to the Company.

    The Company anticipates that research and development expense will continue to increase in absolute terms in the future reflecting the Company's strategy of advancing its technological leadership. However, there can be no assurance that such expenditures will enable the Company to develop new technologies or to maintain its technological leadership.

INTEREST (INCOME) EXPENSE

    Interest income was $0.8 million in quarter ended March 31, 1997 and interest expense was negligible in the quarter ended March 31, 1998. Interest income was $1.3 million in the nine months ended March 31, 1997 and $0.5 million in the nine months ended March 31, 1998. Interest income results from short-term investment of the Company's cash balances. Interest expense results from the Company's borrowings.

EXCHANGE LOSS

    Exchange loss consists of net gains and losses resulting from the remeasurement of the Company's accounts denominated in non-U.S. currencies into U.S. Dollars, which is the Company's functional currency. Exchange loss was $0.2 million in the quarter ended March 31, 1997 and $0.1 million in the quarter ended March 31, 1998. Exchange loss was $0.6 million in the nine months ended March 31, 1997 compared to $0.2 million in the nine months ended March 31, 1998 primarily due to fluctuations of the U.S. Dollar against the Korean Won, German Mark and French Franc. Exchange loss is net of the impact of hedging activities designed to reduce exchange rate exposure.

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

MINORITY INTEREST IN LOSS OF MAJORITY OWNED JOINT VENTURE

    The minority interest impact of the Company's joint venture in China was ($0.3 million) in the three months ended March 31, 1997 and was ($0.6 million) in the nine months ended March 31, 1997 compared to ($0.7 million) in the nine months ended March 31, 1998. Minority interest reflects the partner's share of losses from the joint venture.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital was $66.1 million at June 30, 1997 and $40.5 million at March 31, 1998. The decrease in working capital for the nine months ended March 31, 1998 is due principally to lower cash balances, as partially offset by higher accounts receivable and inventory balances, and higher accrued liabilities.

    Cash and cash equivalents were $51.4 million at June 30, 1997 and $15.9 million at March 31, 1998. Cash provided by operations was $48.4 million in the nine months ended March 31, 1997 and $53.2 million in the nine months ended March 31, 1998.

    Cash provided by investing activities was $2.1 million in the nine months ended March 31, 1997 while cash used in investing activities was $112.6 million in the nine months ended March 31, 1998. The cash provided by investing activities in the nine months ended March 31, 1997 is the net of cash proceeds from the sale of the Company's investment in Etec Systems, Inc. ("Etec") common stock and capital expenditures. The cash used in investing activities in the nine months ended March 31, 1998 is a combination of capital expenditures and payment for the Company's strategic alliance with Hyundai Electronics Industries Co., Ltd. ("Hyundai") whereby the Company purchased selected photomask manufacturing equipment located at Hyundai's captive photomask manufacturing facility in Kanam, Republic of Korea ("Korea") and entered into a five-year sales and supply agreement with Hyundai. The Company acquired, through its Korean subsidiary, approximately $29 million of equipment and approximately $1 million in inventory. Consideration for the assets included $28.3 million in cash, and was partially financed by $24.0 million in borrowings on the Company's credit facility with DuPont. In recent periods, the Company's most significant use of cash in investing activities has been capital expenditures. Management expects capital expenditures for the remainder of the year ending June 30, 1998 will be approximately $20 million. Capital expenditures have been and will be used primarily to expand the Company's manufacturing capacity and advance the Company's technical capability. The Company may in the future pursue additional acquisitions of businesses, products and technologies, or enter into other joint venture arrangements that could complement or expand the Company's business. Any material acquisition or joint venture could result in a decrease to the Company's working capital depending on the amount, timing and nature of the consideration to be paid.

    Cash provided by financing activities was $0.7 million in the nine months ended March 31, 1997 and was $24.9 million in the nine months ended March 31, 1998 and, for 1998, primarily reflects borrowings on the Company's credit agreement. The Company and DuPont have entered into a credit agreement (the "Credit Agreement") pursuant to which DuPont has agreed to provide a credit facility to the Company in an aggregate amount of $100.0 million. The Credit Agreement expires in 2001 and any loans thereunder will bear interest at LIBOR plus 25 basis points. At the Company's option, advances under the Credit Agreement are convertible into term loans with maturities up to seven years. To date, the Company has borrowed a maximum of $35.0 million under the credit facility and at March 31, 1998 borrowings of $24.0 million were outstanding under the Credit Agreement. The Credit Agreement contains, among other things, covenants restricting the Company's ability to incur additional debt.

    The Company's ongoing cash requirements will be for capital expenditures, acquisitions, research and development and working capital. The Company is currently negotiating an agreement with United Microelectronics Corporation to establish a joint venture facility to produce photomasks in Taiwan, has announced that it plans to build a new photomask production facility in Singapore, has begun construction on a new photomask production facility in Gresham, Oregon and has announced that it has entered into an agreement with Etec to upgrade its MEBES-Registered Trademark- electron-beam pattern generation tools. These plans reflect a significant capital investment over the next five years. Management believes that cash provided by operations, the Credit Agreement and a planned offering of the Company's common stock will be sufficient to meet the Company's cash requirements for at least the next 12 months. Based on its current operating plans, the Company will require external financing from time to time to fund its capital expenditures. There can be no assurance that the Company will be able to obtain the additional financing required to fund these capital investments on reasonable terms, or at all.

    Furthermore, there can be no assurance that alternative sources of financing will be available upon expiration of the Credit Agreement or that alternative sources of funding will be available if the Company's borrowing requirements exceed the facility. In addition, there can be no assurance that, even if funding is available, the terms thereof will be attractive to the Company.

OTHER MATTERS

    Non-U.S. operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material effect on the Company's results of operations. The financial statements reflect remeasurement of items denominated in non-U.S. currencies to U.S. Dollars, the Company's functional currency. Exchange gains or losses are included in income in the period in which they occur. The Company monitors its exchange rate exposure and attempts to reduce such exposure by hedging. The Company has entered into Korean Won and French Franc forward contracts designed to reduce such exposure. There can be no assurance that such forward contracts or any other hedging activity will be available or adequate to eliminate, or even mitigate, the impact of the Company's exchange rate exposure. There can be no assurance that such risks will not have a material adverse impact on the Company's liquidity and results of operations in the future. Inflation impacts the Company through increases in the cost of labor, services, and raw materials. In general, these increases have been mitigated by periodic increases in the prices of the Company's products.

    In June 1997, the Financial Accounting Standards Board issued FAS 130 and FAS 131. Neither FAS will have a material impact on the Company.

    The Company is currently reviewing its information and operational systems and manufacturing processes in order to identify and modify those products, services or systems that are not Year 2000 compliant. The total cost of these Year 2000 compliance activities has not been, and is not anticipated to be, material to the Company's financial position or its results of operations.

FORWARD LOOKING STATEMENTS

    Certain statements contained in this document that are not historical facts, are "forward-looking statements," as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve a number of risks and uncertainties. Such forward-looking statements may concern growth and future operating results, potential acquisitions and joint ventures, new manufacturing facilities, capital expenditures, new products and product enhancements, the future importance of photomask technology, the demand for products, competitive factors, research and development activities and expenditures, strategic relationships with third parties, liquidity and the Company's strategy. Such forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate" or other words that convey uncertainty of future events or outcomes. Such forward-looking statements are based upon management's current plans, expectations, estimates and assumptions and are subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's business, financial position and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company. Risks and uncertainties that could significantly affect such forward looking statements including the risk factors set forth below which are fully described in the Company's Registration Statement on Form S-3 filed May 12, 1998 in "Risk Factors" pages 6 to 11: (i) Capital Intensive Industry; Significant Fixed Costs, (ii) Rapid Technological Change, (iii) Relationship with and Dependence on Semiconductor Industry, (iv) Fluctuations in Quarterly and Annual Earnings, (v) Competition, (vi) Significant International Operations, (vii) Asian Market Volatility, (viii) Manufacturing Risks, (ix) Concentration of Customers, (x) Concentration of and Dependence on Suppliers, (xi) Dependence on Management and Technical Personnel, (xii) Control by and Relationship with DuPont, (xiii) Volatility of Market Price, (xiv) Potential Acquisitions, (xv) Intellectual Property, (xvi) Changes in Governmental Laws and Regulations,
(xvii) Year 2000 Compliance and (xviii) Potential Effect of Shares Eligible for Future Sales; Registration Rights.

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

                                DUPONT PHOTOMASKS, INC.
                                (Registrant)

Date: May 12, 1998              By:           /s/ J. MICHAEL HARDINGER
                                     -----------------------------------------
                                                J. Michael Hardinger
                                     CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE
                                       OFFICER (PRINCIPAL EXECUTIVE OFFICER)

Date: May 12, 1998              By:              /s/ DAVID S. GINO
                                     -----------------------------------------
                                                   David S. Gino
                                       EXECUTIVE VICE PRESIDENT--FINANCE AND
                                         CHIEF FINANCIAL OFFICER (PRINCIPAL
                                         FINANCIAL AND ACCOUNTING OFFICER)