Form 10-K
period 1998-06-30
DUPONT PHOTOMASKS INC
filed 1998-09-18
CIK 1012128

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

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

                           131 OLD SETTLERS BOULEVARD
                            ROUND ROCK, TEXAS 78664
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: 512-310-6500

           Securities registered pursuant to Section 12(b) of the Act (Each class is registered on the NASDAQ National Market):

                              TITLE OF EACH CLASS
                         Common stock ($.01 par value)

       No securities are registered pursuant to Section 12(g) of the Act.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Aggregate market value of voting stock held by nonaffiliates of the registrant (excludes outstanding shares beneficially owned by directors and executive officers and shares held by E.I. du Pont de Nemours and Company) as of September 8, 1998, was approximately $131 million. As of such date, 15,293,097 shares of the registrant's common stock, $.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
 (Specific pages incorporated are indicated under the applicable Item herein):

                                                                                                   INCORPORATED BY
                                                                                                REFERENCE IN PART NO.
                                                                                               -----------------------
The Company's Proxy Statement filed in connection with its 1998 Annual Meeting of
  Stockholders...............................................................................            III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DUPONT PHOTOMASKS, INC.

    "Company" as used herein refers to DuPont Photomasks, Inc. and its consolidated subsidiaries, as the context may indicate. "DuPont" as used herein refers to E.I. duPont de Nemours and Company and its consolidated subsidiaries, as the context may indicate. The Company has licensed from DuPont use of the tradename "DuPont" and the DuPont in Oval logo. All other trademarks or tradenames referred to in this document are the property of their respective owners. References in this document to "$" or "dollars" are to United States of America currency.

                            ------------------------

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I
  Item 1.      Business....................................................................................           3
  Item 2.      Properties..................................................................................          17
  Item 3.      Legal Proceedings...........................................................................          18
  Item 4.      Submission of Matters to a Vote of Security Holders.........................................          18
               Executive Officers of the Company...........................................................          18
PART II
  Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters...................          19
  Item 6.      Selected Financial Data.....................................................................          20
  Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.......          21
  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk..................................          27
  Item 8.      Financial Statements and Supplementary Data.................................................          27
  Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........          27
PART III
  Item 10.     Directors and Executive Officers of the Registrant..........................................          27
  Item 11.     Executive Compensation......................................................................          28
  Item 12.     Security Ownership of Certain Beneficial Owners and Management..............................          28
  Item 13.     Certain Relationships and Related Transactions..............................................          28
PART IV
  Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................          28
               Signatures..................................................................................          29

NOTE ON INCORPORATION BY REFERENCE

    Throughout this report, various information and data are incorporated by reference to portions of the Company's 1998 Proxy Statement. Any reference in this report to disclosures in the Company's 1998 Proxy Statement shall constitute incorporation by reference of that specific material into this Form 10-K.

                           FORWARD-LOOKING STATEMENTS

    Certain statements contained in this document that are not historical facts, are "forward-looking statements," as that term is defined in Section 27A of the Securities Act of 1933 (the "Securities Act') and Section 21E of the Securities Exchange Act of 1934, that involve a number of risks and uncertainties. Such forward-looking statements may concern growth and future operating results, potential acquisitions and joint ventures, new manufacturing facilities, capital expenditures, economic climate, new products and product enhancements, the future importance of photomask technology, the demand for products, competitive factors, research and development activities and expenditures, strategic relationships with third parties, liquidity and the Company's strategy. Such forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate" or other words that convey uncertainty of future events or outcomes. Such forward-looking statements are based upon management's current plans, expectations, estimates and assumptions and are subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's business, financial position and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company. Factors which could cause or contribute to such differences include, but are not limited to, those factors discussed under the caption "Risk Factors" in Item 1 as well as cautionary statements and other factors set forth elsewhere herein.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

    Based on worldwide sales, the Company believe it is the largest photomask manufacturers in the world. The Company sells its products to approximately 200 customers in 20 different countries. Essentially all of the Company's sales are to customers in the semiconductor manufacturing industry. The Company manufactures a broad range of photomasks based on customer-supplied design data. The Company also manufactures photoblanks and pellicles, the principal components of photomasks, primarily for internal consumption. The Company operates globally from ten established manufacturing facilities in North America, Europe and Asia and numerous customer service centers. The Company's executive offices are located at 131 Old Settlers Boulevard, Round Rock, Texas 78664 and its telephone number is (512) 310-6500.

INDUSTRY BACKGROUND

    Photomasks are high purity quartz or glass plates containing precision images of integrated circuits and are used as masters by semiconductor manufacturers to optically transfer these precision images onto semiconductor wafers. Each integrated circuit design consists of a series of separate patterns, each of which is imaged onto a different photomask. The resulting series of photomasks is then used to successively layer the circuit patterns onto the semiconductor wafer. Photomasks are a necessary component in the production of semiconductors, and advanced photomask technologies are critical to enabling the manufacture of increasingly complex semiconductor devices. In addition, advanced photomask technologies such as phase shift masks and optical proximity correction masks can extend the optical resolution of existing photolithography equipment, thereby delaying the otherwise significant investment required for new semiconductor manufacturing equipment. The demand for photomasks is driven largely by increases in the number of semiconductor designs and the complexity of integrated circuits. Growth in the photomask market has not always correlated with increases in semiconductor sales. According to industry sources, the total worldwide market for photomasks has grown from approximately $1.3 billion in 1995 to approximately $2.0 billion in 1997. The Company estimates that the photomask market in North America, Europe and non-Japan Asia represented approximately 50% of the worldwide market over the last five years.

    Historically, photomasks were generally designed and manufactured internally by semiconductor manufacturers in captive production facilities. Since the mid-1980s, however, the market for merchant photomask manufacturers has grown substantially. The Company estimates that during 1997 merchant photomask sales in North America, Europe and non-Japan Asia were approximately $700 million. As a result of a number of factors, including the increasing complexity and pace of technological change in the photomask industry, the emergence of reliable merchant photomask manufacturers and a trend by semiconductor manufacturers to focus capital resources on their core business, a number of semiconductor manufacturers have divested their captive photomask operations and chosen to rely on merchant photomask manufacturers for their photomask needs. Other semiconductor manufacturers who have retained captive photomask operations have increasingly turned to merchant manufacturers to produce more technically advanced photomasks rather than invest in new capital equipment. Finally, the increasing capital requirements and competitive pressures in the photomask market have contributed to a significant consolidation among merchant photomask manufacturers.

    As the share of the photomask market served by merchant manufacturers has increased, semiconductor manufacturers have become increasingly reliant on global manufacturers which can reliably deliver advanced photomasks. Consequently, many semiconductor manufacturers have developed strategic relationships with leading merchant photomask manufacturers in order to maintain a consistent source of high quality photomasks.

    The Company believes that the following trends are increasing the demand for photomasks and the photomask industry's importance in the semiconductor manufacturing process:

    CUSTOMIZATION OF SEMICONDUCTOR DESIGNS. Growing demand for semiconductors, including application specific integrated circuits (ASICs), application specific standard products (ASSPs), embedded microcontrollers and a growing variety of memory products, has generated increasing demand for photomasks as each new type of semiconductor device requires additional new and often more advanced photomasks.

    INCREASING DEVICE COMPLEXITY. As the complexity of semiconductor devices has increased in response to continued efforts to improve the performance and functionality of these devices through greater transistor densities and smaller feature sizes, the number of successive layers of patterns required to manufacture an integrated circuit has increased, resulting in an increase in the number of photomasks used to manufacture that circuit. For example, the number of photomasks typically required for the manufacture of microprocessors in 1991 was 14 as compared to 25 photomasks now required for the most advanced generation of microprocessors.

    DECREASING SIZE OF SEMICONDUCTOR DESIGNS. The semiconductor industry's growth is driven by its ability to produce smaller and more powerful semiconductor chips at lower costs. As semiconductor line widths become as small as the wavelength of the illumination sources in optical lithography, the semiconductor manufacturing process becomes increasingly dependent upon high precision photomasks to deliver process results to more demanding specifications and tolerances. Future generations of wafer lithography equipment are expected to increase the need for high precision photomasks, thereby further increasing demand for advanced photomasks with tighter specifications. Development of increasingly small design features is likely to generate increased demand for advanced photomasks that can accurately and reliably replicate intricate design features.

    PROLIFERATION OF SEMICONDUCTOR APPLICATIONS. Semiconductor devices of all types are continuing to proliferate into new products, including cellular telephones, pagers, automobiles, medical products, household appliances and other consumer electronic products. In addition, the demand for semiconductor devices from traditional markets such as personal computers is growing significantly as semiconductor content in electronic systems increases and as personal computers expand further into homes and other new market segments. The Company believes that the proliferation of semiconductor applications will lead to an increase in semiconductor design activity and resulting demand for photomasks.

    The Company believes that all of these changes in the semiconductor industry are increasing the demand for, and the already important role of, photomasks, and driving the need for the continuing development of advanced photomasks.

STRATEGY

    The Company's objective is to be the world's premier supplier of photomasks, providing superior service and advanced technology, by implementing the following strategies:

    ADVANCE TECHNOLOGICAL LEADERSHIP. The Company intends to continue to invest in research and development and advanced equipment to enhance its technological leadership position. The Company believes this strategy is essential to continuing to develop and deliver leading-edge photomasks, which are required to meet the demands of the leading global semiconductor manufacturers. The Company also believes that by providing leading-edge photomasks it can position itself as the preferred provider of photomasks to its customers. For example, the Company has partnered with Advanced Micro Devices, Micron Technology and Motorola in the formation and ongoing operation of the DPI Reticle Technology Center, LLC ("RTC"), a unique facility dedicated solely to advanced photomask technology development and pilot line fabrication of leading-edge photomasks. The technological advancements developed by the RTC are generally available to the Company for the development and manufacture of photomasks and related products in its manufacturing facilities.

    EXPAND STRATEGIC RELATIONSHIPS WITH CUSTOMERS. A key component of the Company's ongoing strategy is to continue to develop and expand its strategic relationships with the world's leading semiconductor manufacturers. The Company believes that these joint development relationships, such as its alliance with Hyundai to jointly develop leading-edge photomasks and its participation in the RTC, will enable it to share the risks and benefits of developing the next generation of photomasks. In addition, the Company believes these relationships will help to solidify its position as, or provide it with the opportunity to become, the primary supplier of advanced photomasks and key enabling technologies to its customers.

    CAPITALIZE ON ESTABLISHED GLOBAL MANUFACTURING AND SUPPORT NETWORK. Since 1991, the Company has operated globally with integrated manufacturing facilities in North America, Europe and Asia. The Company's facilities are strategically located in proximity to its customers, many of whom have multiple facilities located throughout the world and prefer global suppliers to serve their photomasks needs. In addition, the Company's facilities are linked by a global data transmission network that integrates the manufacturing and delivery capabilities of these facilities, enabling efficient resource allocation and information sharing. The Company believes these factors provide it with a competitive advantage by enabling it to consistently deliver high quality products and services, on a timely basis, to each customer's various facilities around the world.

    LEVERAGE STRATEGIC RELATIONSHIPS WITH KEY SUPPLIERS. The Company draws on its internal skills and capabilities to develop advanced photoblanks, a critical component of photomasks, and to identify suppliers of products and materials critical to improving photomask technology. For example, the Company has entered into a strategic alliance with Hoya Corporation to develop and produce advanced photoblanks supporting the manufacture of semiconductor devices with 0.18 micron design rules and below. The Company also believes that its strategic relationships with leading equipment suppliers help ensure that it can provide its customers with early access to the most advanced photomasks. In this regard, the Company has entered into an exclusive agreement with Etec to significantly upgrade the capability and capacity of the Company's existing MEBES-Registered Trademark-electron-beam pattern generation tools, which is expected to significantly expand the Company's leading-edge photomask capability. As a result of all of the foregoing measures, the Company believes that it can rapidly deliver to customers the latest advances in photomask technologies.

PRODUCTS AND TECHNOLOGY

PHOTOMASKS

    Photomasks are high-purity quartz or glass plates containing precision, microscopic images of integrated circuits that are used as masters (similar to negatives in a photographic process) to optically transfer such microscopic images of circuit patterns onto semiconductor wafers during the fabrication of semiconductor integrated circuits and discrete devices. In producing a semiconductor, a photomask is usually placed in a photolithography tool, called a stepper, to make numerous reproductions of the pattern image on semiconductor wafers. This reproduction is typically accomplished by passing light through the photomask onto a photoresist that was spin-coated onto the surface of the semiconductor wafer. The areas of the photoresist that have been exposed to light are then dissolved by chemical developers and subjected to further processing, such as etching, ion implantation and metal deposition. Successive steps of lithography, deposition and processing gradually create the multiple layers of conducting, semiconducting and insulating patterns that make up the millions of transistors found in a modern semiconductor device.

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

    The Company manufactures a broad range of photomasks for varying customer applications, including applications requiring the use of leading-edge photomasks. The Company manufactures these products using multiple production techniques, including electron beam and laser beam exposure as well as lower cost optical exposure techniques.

    The Company has developed advanced photomask products for customers using leading-edge lithography technologies in three categories: (i) masks with extremely tight specifications, (ii) phase shift masks and (iii) masks with optical proximity correction. Advanced specification photomasks permit the customer to use a variety of lithography technologies since the high quality and tight tolerances of the photomask permit greater flexibility in the semiconductor manufacturing process. Phase shift masks and masks with optical proximity correction typically require extremely tight specifications coupled with additional unique characteristics. Phase shift masks are photomasks that alter the phase of the light passing through the photomask permitting improved depth of focus and resolution on the wafer. Optical proximity correction masks are photomasks with submicron features that help minimize optical distortions on the wafer and therefore permit improved image fidelity. The demand for these products has grown during the past two years as customers search for cost-effective, less capital intensive methods for improving current semiconductor fabrication yields and shrinking feature sizes. All three of these product categories provide opportunities for semiconductor manufacturers to produce more advanced products with existing lithography equipment. Therefore, these advanced photomasks are expected by the Company to enable semiconductor manufacturers to delay significant capital investment in new generation steppers.

PHOTOBLANKS AND PELLICLES

    Photomasks are manufactured from photoblanks, which are highly polished quartz or glass plates coated with ultra-thin layers of chrome and photoresist. The photomask is protected from particle contamination by an ultra-thin, frame-mounted transparent film called a pellicle. The pellicle, when mounted on the photomask, creates a sealed contamination-free environment for the photomask pattern. The Company manufactures both photoblanks and pellicles and it believes that its materials knowledge gives it a competitive advantage in managing the supply, quality and cost of its principal component materials.

    The production of photoblanks requires ultra-pure chrome deposition on highly polished and extremely flat quartz or glass substrates. The quality and properties of photoblanks strongly affect the yield and quality of photomasks. The Company purchases virgin quartz substrates from a limited number of suppliers. In addition, the Company recycles quartz substrates which have been repolished in order to reduce cost and dependence on external suppliers. Historically, the Company has purchased between 20% and 30% of the photoblanks it uses to manufacture photomasks from Hoya Corporation. The Company has entered into a strategic alliance with Hoya Corporation to develop and produce advanced photoblanks supporting the manufacture of semiconductor devices with 0.18 micron design rules and below. The Company believes that this alliance, coupled with the Company's internally developed knowledge of photoblank technology, enhances the Company's ability to develop and deliver advanced photomasks.

    Pellicles are produced from nitrocellulose or other polymer solutions that the Company prepares or purchases. The ultra-thin film is typically precision-coated with an anti-reflective layer to improve optical performance characteristics. The Company has introduced proprietary pellicle films that are specifically designed to withstand the powerful DUV radiation found in the emerging generation of advanced steppers. The Company holds several patents covering various aspects of pellicle technology and from time to time may have various patents pending. Historically, the Company has purchased approximately 20% to 30% of the pellicles it uses to manufacture photomasks from third-party suppliers. See "--Risk Factors-- Concentration of and Dependence on Suppliers."

GLOBAL MANUFACTURING AND OPERATIONS

    Since 1991, the Company has operated globally with established manufacturing facilities in North America, Europe and Asia. Approximately 56%, 25% and 19% of the Company's sales in fiscal 1998 were in North America, Europe and Asia. In North America, the Company operates photomask manufacturing facilities in Round Rock, Texas, Santa Clara, California, and Kokomo, Indiana. Additionally, the Company has begun construction on a photomask manufacturing facility in Gresham, Oregon. In Europe, the Company's manufacturing facilities are located in Rousset, France, Hamburg, Germany and Hamilton, Scotland. In Asia, the Company currently operates a manufacturing facility in Ichon, Korea, is participating in the operation of a facility with its joint venture partner in Shanghai, China, has plans to build a new photomask production facility in Singapore and has executed an agreement with United Microelectronics Corporation to establish a joint venture to produce photomasks in Taiwan. The Company is serving semiconductor manufacturers in Japan through its facility in Ichon, Korea. The Japanese market is predominantly served by captive Japanese suppliers and three significant local independent suppliers.

    The Company believes that its global presence is important for meeting the supply needs of multi-national customers as it facilitates the Company's ability to supply quality products to its customers' worldwide locations on a timely basis. Close proximity to customers is important because of rapid delivery requirements and the need for frequent personal interactions. As a result, each manufacturing facility primarily supplies local semiconductor manufacturers. Moreover, each of the Company's manufacturing facilities is connected by a global data transmission network, which allows these facilities to transfer confidential customer design data and manufacturing instructions rapidly and coordinate manufacturing responsibility with the Company's other facilities. By being able to transfer information throughout the world with this network, the Company is able to optimize resource allocation, thereby lowering production costs while providing effective customer service on a local level.

    Each of the Company's wholly owned manufacturing sites is ISO 9002 qualified. The Company manufactures photomasks in clean rooms designed to provide a contamination-free, temperature and humidity controlled environment. These clean rooms are similar to those used in the manufacture of semiconductors. The Company's historical emphasis on product research and development has carried over to process technology and has resulted in the development of production facilities equipped with state-of-the-art manufacturing equipment. See "--Risk Factors--Significant International Operations."

CUSTOMERS

    The Company is a principal photomask supplier to many of the leading global semiconductor manufacturers. Essentially all the Company's sales are to customers in the semiconductor manufacturing industry. The Company's largest customers during 1998 included the following:

Advanced Micro Devices    LSI Logic                 Samsung
AMI                       Lucent Technologies       Seagate
Atmel                     Maxim                     Silicon Valley Group
Delco/General Motors      Micron Technology         STMicroelectronics
Hexfet                    Motorola                  Texas Instruments
Hyundai                   National Semiconductor    VLSI Technology
LG Semicon                Philips

    In fiscal 1998, the Company's two largest customers, Lucent Technologies and STMicroelectronics, in the aggregate, accounted for approximately 27% of the Company's sales and individually each accounted for over 10% of the Company's sales. The Company's ten largest customers, in the aggregate, accounted for more than 60% of sales.

    The Company has entered into multi-year, non-exclusive supply agreements with some of its customers, including Hyundai, Lucent Technologies, Philips and STMicroelectronics. Each agreement is separately negotiated and therefore specific terms vary.

WORLDWIDE SALES AND SUPPORT

    Because each photomask is unique, the Company works closely with each customer to define and communicate precisely the specifications required by the customer. The Company sells and services its products principally through its own employees based at its manufacturing sites throughout the world.

    The Company has established customer service centers inside several of its customers' design centers and wafer fabrication facilities. Employees located at these centers routinely interact with customer engineers to improve the accuracy of the customers' design data and documentation and ensure that the customers' order receives the appropriate priority at the manufacturing facility and that routine problems are resolved promptly. The Company believes that these centers located in customers' facilities reduce errors and returns and improve on time delivery, each of which improves customer satisfaction.

COMPETITION

    The photomask industry is highly competitive and most of the Company's customers utilize more than one photomask supplier. Because of its global presence, the Company competes with various merchant manufacturers in each local geographic region in which it operates. In North America, the Company competes with Align-Rite and Photronics and, to a lesser extent, with other smaller merchant photomask suppliers. In Europe, the Company competes with Align-Rite, Compugraphics and Photronics. In Asia, the Company competes with Dai Nippon Printing, Hoya Corporation, Photronics, P.K. Limited, Taiwan Mask Corporation and Toppan Printing Company. The Company expects that some of its competitors will expand operations in order to better meet the needs of customers and take advantage of new growth opportunities. In addition, captive photomask operations can, and sometimes do, sell into the merchant market.

    The Company believes that with the increasing importance of leading-edge photomask technology in the semiconductor manufacturing process, the ability to manufacture these advanced photomasks will be an important competitive factor. On time delivery of defect-free photomasks at competitive prices historically has also been an important competitive factor in the industry. The Company also believes that its ability to develop the most advanced photomasks provides a more cost-effective alternative to the formation of captive operations, which require significant capital investments and operating costs to develop the requisite manufacturing expertise.

RESEARCH AND DEVELOPMENT

    The photomask industry has been and is expected to continue to be characterized by rapid technological change. The Company has historically made significant investments in research and development in order to improve its technological leadership. In order to maintain its technological leadership, the Company expects that it will be required to anticipate, respond to and utilize changing technologies.

    The Company, along with Advanced Micro Devices, Micron Technology and Motorola, has begun operation of the RTC, a joint venture for advanced photomask technology development and pilot line fabrication of leading-edge photomasks. The RTC is located in a fully equipped, free-standing facility adjacent to the photomask manufacturing facility the Company operates in Round Rock, Texas. The Company believes that the collaborative effort under way at the RTC leverages the combined strength and insights of global leaders in memory, microprocessors and advanced logic design and fabrication to accelerate the development of advanced photomasks.

    The Company, independently and through its participation in the RTC, intends to continue to invest in research and development in order to ensure its technological capabilities. The Company is focusing its research and development in three areas: (i) the enhancement of existing products by improving manufacturing techniques and technologies; (ii) the development of leading-edge photomask products such as phase shift masks, masks with optical proximity correction and advanced specification masks; and (iii) the development of advanced materials needed for the manufacture of leading-edge photomasks.

    The Company is enhancing its existing products through worldwide integrated engineering, capital investment for improved capability and beta testing of leading-edge equipment. Product enhancements in the past led to the development of technology currently used to produce photomasks compatible with 0.35 micron semiconductor lithography. This technology is providing the platform for the development of manufacturing technologies consistent with 0.25 micron semiconductor lithography at high yields and rapid cycle times. The Company has been a leader in the development of leading-edge photomasks products, such as phase shift, optical proximity and advanced specification masks. In addition to its internal development efforts, the Company has participated in several development programs supported by SEMATECH in the United States and the Joint European Submicron Strategic Initiative in Europe with respect to advanced products. The Company's research and development of photomask component materials is also responding to the technology demands of semiconductor manufacturers through the development of improved materials needed to produce advanced photomasks. Recent examples of such materials developments include low stress chrome blanks, pellicles with contamination-control features and attenuated embedded chrome blanks for phase shift masks.

    The Company has established a research and development group that consists of trained and experienced personnel. The capabilities of this group have been augmented by its access to DuPont's corporate science and engineering resources. There are certain elements of DuPont's material science expertise and its analytical capabilities that are relevant to photomask research and development. The Company will continue to have access to DuPont's corporate science and engineering through 2000 pursuant to a research, development and consulting agreement between the Company and DuPont, which will provide the Company with a supplement to its core research and development program. See "--Risk Factors--Rapid Technological Change" and "--Risk Factors--Manufacturing Risks."

PATENTS, COPYRIGHTS, TRADEMARKS AND LICENSES

INTELLECTUAL PROPERTY

    The Company believes that the success of its business depends primarily on its proprietary technology, information, processes and know-how, rather than on patents or trademarks. Much of the Company's proprietary information and technology relating to manufacturing processes is not patented and may not be patentable. Certain aspects of the Company's photoblanks and pellicles technologies are, however, protected by a number of patents and patent applications. They include product patents for certain types of attenuated, embedded phase shift blanks and DUV pellicles. While the Company considers its patents to be valuable assets, it does not believe that its competitive position is dependent on patent protection or that its operations are dependent on any individual patent. The Company believes instead that the success of its business depends primarily on its ability to maintain lead time in developing its proprietary technology, information, processes and know-how. Nevertheless, the Company attempts to protect its intellectual property rights with respect to its products and manufacturing processes through patents and trade secrets when appropriate as part of its ongoing research, development and manufacturing activities. The Company also relies on non-disclosure agreements with employees and vendors to protect its proprietary processes.

CORPORATE TRADENAME AND TRADEMARK AGREEMENT

    The Company and DuPont have entered into a corporate tradename and trademark agreement (the "Corporate Tradename Agreement") whereby DuPont licenses to the Company (i) use of the tradename "DuPont" as part of the Company's corporate name, (ii) use of the tradename "DuPont" as part of the name of an affiliated company of the Company and (iii) use of the trademark DuPont in Oval as part of the Company's corporate logo. DuPont may terminate the Corporate Tradename Agreement upon two years prior written notice in the event that DuPont and/or its affiliates cease to hold 20% of the total outstanding Common Stock of the Company and upon 90 days written notice in the event that (i) DuPont ceases to be the largest holder of Common Stock of the Company, (ii) the Company purports to assign or otherwise transfer the Corporate Tradename Agreement without DuPont's written consent, or (iii) the Company uses the tradename "DuPont" other than under the terms of the Corporate Tradename Agreement. In addition, DuPont may terminate the Corporate Tradename Agreement upon 90 days written notice for any reason after January 1, 2008. In the Corporate Tradename Agreement, the Company grants DuPont the right to inspect and test products manufactured by or for the Company and intended to be sold bearing the DuPont in Oval logo to determine uniform quality and compliance with quality standards of DuPont and agrees to hold DuPont harmless from any and all liabilities arising from the manufacture, sale, transportation, storage or use of products manufactured by or for the Company bearing the DuPont in Oval logo. Upon termination of the Corporate Tradename Agreement, the Company will be obligated to: (i) change its name so that the tradename "DuPont" is omitted therefrom; (ii) cease to use the tradename "DuPont" or any similar tradename as part of its corporate name or in any other manner whatsoever; and (iii) cease to use the DuPont in Oval logo.

EMPLOYEES

    As of June 30, 1998, the Company had approximately 1,500 employees worldwide. The Company has no employees who are represented by a union. The Company's German subsidiary, however, is subject to German law, which binds it, as a member of a selected industry group, to agreements reached by industry management and employee representatives. The Company believes that it has a good relationship with its employees. See "--Risk Factors--Dependence on Management and Technical Personnel."

ENVIRONMENTAL MATTERS

    The operations of the Company and its ownership of real property are subject to various environmental laws and regulations that govern, among other things, the discharge of pollutants into the air and water and the handling, use, storage, disposal and clean-up of solid and hazardous wastes. Compliance with such laws and regulations requires the Company to incur capital expenditures and operating costs in connection with its ongoing operations. In addition, such laws and regulations may impose liabilities on owners and operators of businesses and real property without regard to fault and may be joint and several with other parties. More stringent environmental laws and regulations may be enacted in the future, which may require the Company to expend additional amounts on environmental compliance or may require modifications in the Company's operations. A potential groundwater contamination issue at the Company's Danbury, Connecticut site is being reviewed under voluntary corrective action by the Environmental Protection Agency. Although the Company is unable to predict the extent of its future liability with respect to any environmental matters, the Company believes, based upon current information, that environmental liabilities will not be material to its financial position or results of operations. See "Business--Risk Factors--Changes in Governmental Laws and Regulations." With respect to any environmental contamination present on the Company's manufacturing sites at June 13, 1996, the date of the Company's initial public offering, or present at any such site due to the generation, use, treatment, storage, release, emission, discharge or disposal of hazardous waste of hazardous materials prior to such date, the Company is indemnified by DuPont pursuant to an agreement between DuPont and the Company.

RISK FACTORS

    THE COMPANY'S BUSINESS IS SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DESCRIBED BELOW. SEE "FORWARD-LOOKING STATEMENTS."

    CAPITAL INTENSIVE INDUSTRY; SIGNIFICANT FIXED COSTS. The manufacture of photomasks requires a significant investment in fixed assets. The Company expects that it will be required to continue to make significant capital expenditures in connection with the expansion of its operations. Based on its current operating plans, the Company will require external financing from time to time to fund its capital expenditures. There can be no assurance that the Company will be able to obtain the additional capital required in connection with such expansion on reasonable terms, or at all, or that any such expansion will not have a material adverse effect on the Company's business and results of operations, particularly during the start-up phase of new operations. In addition, due to the capital-intensive nature of photomask manufacturing operations, at a given threshold of manufacturing capacity, a high proportion of the Company's operating costs remain relatively constant as sales volume increases or decreases. To the extent the Company has under-utilized production capacity, operating profit increases or decreases significantly as sales volume increases or decreases. The Company anticipates that operating costs will increase as it adds capacity to position itself for future growth. A decrease in capacity utilization could have a material adverse effect on the Company's results of operations. See "--Industry Background."

    RAPID TECHNOLOGICAL CHANGE. The photomask and semiconductor industries are characterized by rapid technological change and new product introductions and enhancements that require photomask manufacturers to make significant and ongoing capital investments. In particular, as semiconductor pattern sizes continue to decrease, the demand for more technologically advanced photomasks is likely to increase, and the Company believes it must continue to enhance its existing products and to develop and manufacture new products and upgrades with improved capabilities in order to satisfy this anticipated demand. The Company's inability to anticipate, respond to or utilize changing technologies could have a material adverse effect on the Company's results of operations. Also, there can be no assurance that additional research and development investments by the Company will result in any technological innovations. See "--Products and Technology" and "--Research and Development."

    Technological advances achieved by a competitor or a customer leading to the commercial availability of alternate methods of transferring circuit designs onto semiconductor wafers without the use of photomasks, including direct-write lithography, could have a material adverse effect on the Company's results of operations or financial position. Direct-write lithography, an alternative to photomask lithography, writes the circuit pattern directly onto the semiconductor wafer without the use of a photomask. The direct-write method generates patterns onto a wafer slowly and therefore is not currently useful for high-volume, commercial device manufacturing. A significant advance in this technology or other technologies which transfer circuit designs without the use of photomasks, however, would have a material adverse effect on the Company's business and results of operations. See "--Products and Technology" and "--Competition."

    RELATIONSHIP WITH AND DEPENDENCE ON SEMICONDUCTOR INDUSTRY. Substantially all of the Company's sales are derived from semiconductor manufacturers. Growth in the demand for semiconductors does not necessarily lead to an increase in the demand for photomasks. Changes in semiconductor designs, or applications, such as a reduction in customization, increased standardization, a reduction in design complexity, other technological and manufacturing advances or a slowdown in the introduction of new semiconductor designs, could reduce demand for photomasks even if the demand for semiconductors increases. Technological and manufacturing advances in the semiconductor industry could have a material adverse effect on the demand for photomasks.

    In addition, contractions or downturns in the semiconductor industry could lead to a decrease in the demand for photomasks. The semiconductor industry is highly cyclical and has been subject to significant economic downturns at various times. Future downturns in the semiconductor industry could have a material adverse effect on the Company's results of operations. The Company's investment in new sites and equipment is based, in part, on the announced expansion plans of the semiconductor industry. From time to time, the semiconductor industry has developed slower than originally anticipated. A lack of development in the semiconductor industry in a location in which the Company operates could have a material adverse impact on the Company's business. For example, the semiconductor industry in China has developed more slowly than originally anticipated and, as a result, the Company continues to experience losses from its joint venture participation in China. In addition, there are certain risks associated with new sites, including the risk that the Company's revenue does not increase commensurate with the increases in capacity and expenses. If revenue does not increase accordingly, the Company's business, financial position and results of operations could be materially impacted. See "--Industry Background."

    FLUCTUATIONS IN QUARTERLY AND ANNUAL EARNINGS. The Company's quarterly and annual operating results are affected by a wide variety of factors that could adversely affect sales or profitability or lead to significant variability of operating results. These factors include the volume, timing and product mix of orders shipped. Since the Company's business is characterized by short-term orders and shipment schedules without a significant backlog for products, substantially all of the Company's sales in any quarter are dependent upon orders received during that quarter, which limits the Company's ability to respond to a changing business environment. In addition, changes in the mix of products sold, market acceptance of the Company's and its customers' products, competitive pricing pressures, the Company's ability to meet increasing demand and delivery schedules, fluctuations in manufacturing yields, fluctuations in currency exchange rates, cyclical semiconductor industry conditions, the Company's access to advanced process technologies and the timing and extent of product and process development costs could also affect operating results. Moreover, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls due to the need to make ongoing and significant capital investments. As a result of the foregoing and other factors, there can be no assurance that the Company will not experience material adverse fluctuations in future operating results on a quarterly or annual basis. Results of operations in any period, therefore, should not be considered indicative of the results to be expected for any future period.

See "--Risk Factors--Capital Intensive Industry; Significant Fixed Costs," "--Risk Factors--Rapid Technological Change" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    COMPETITION. The photomask industry is highly competitive. The Company's ability to compete in this market is primarily based on product quality, delivery to schedule performance, pricing, technical capabilities, the location and capacity of its manufacturing facilities and technical service. Significant competitors include other merchant manufacturers of photomasks, including Align-Rite, Compugraphics, Dai Nippon Printing, Hoya Corporation, Photronics, P.K. Limited, Taiwan Mask Corporation and Toppan Printing Company. The Company's competitors can be expected to continue to develop and introduce new and enhanced products, any of which could cause a decline in market acceptance of the Company's products or a reduction in the Company's prices as a result of intensified price competition. The Company also competes with captive photomask operations. Beginning in the mid-1980's, a trend developed toward the divestiture or closing of captive photomask operations by semiconductor manufacturers. There can be no assurance that this trend will continue or that it will not reverse, thereby reducing the demand for photomasks produced by merchant photomask suppliers like the Company and increasing competition to the extent excess capacity is used to supply non-captive needs. In particular, as photomasks continue to reemerge as a critical and enabling technology in the semiconductor manufacturing process, there can be no assurance that semiconductor manufacturers will not form new captive operations to ensure that their photomask needs are met, particularly for advanced and leading-edge photomasks. Certain of the Company's competitors may have greater financial, technical, marketing and other resources than the Company, each of which could provide them with a competitive advantage over the Company. There can be no assurance that competition will not have a material adverse effect on the Company's business, financial position or results of operations. See "--Industry Background" and "--Competition."

    SIGNIFICANT INTERNATIONAL OPERATIONS. Approximately 44% of the Company's sales in fiscal 1998 were derived from sales in non-U.S. markets. The Company expects sales from non-U.S. markets to continue to represent a significant portion of total sales. The Company operates four manufacturing facilities as well as sales and technical support service centers in Europe and Asia. In addition, the Company is currently participating in the operation of a manufacturing facility in Shanghai, China as part of a joint venture arrangement with the Shanghai Institute of Metallurgy, has executed a joint venture agreement with United Microelectronics Corporation to produce photomasks in Taiwan and recently announced plans to construct a manufacturing facility in Singapore.

    Non-U.S. operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material effect on the Company's results of operations. The Company's financial statements reflect remeasurement of items denominated in non-U.S. currencies to U.S. Dollars, the Company's functional currency. Exchange gains or losses are included in income in the period in which they occur. The Company monitors its exchange rate exposure and attempts to reduce such exposure by hedging. The Company has entered into Korean Won and French Franc forward contracts designed to reduce such exposure. There can be no assurance that such forward contracts or any other hedging activity will be available or adequate to eliminate, or even mitigate, the impact of the Company's exchange rate exposure. There can be no assurance that such risks will not have a material adverse impact on the Company's liquidity and results of operations in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "--Global Manufacturing and Operations."

    ASIAN MARKET VOLATILITY. In recent months, Asian capital markets have been highly volatile, resulting in significant fluctuations in local currencies and other economic instabilities. These instabilities may continue or worsen, which could have a material adverse impact on the Company's financial position or results of operations as approximately 19% of the Company's sales in fiscal 1998 were derived from this region. As a result of this instability, the Company has experienced a reduction in revenue and net income from its operations in Asia during fiscal 1998. There can be no assurance that these reductions will not continue or worsen. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    MANUFACTURING RISKS. The Company's manufacturing processes are highly complex, require the use of expensive and technologically sophisticated equipment and materials and are continuously subject to modification in an effort to improve manufacturing yields and product quality. Minute impurities or other difficulties in the manufacturing process can lower manufacturing yields and make products unmarketable. Moreover, manufacturing leading-edge photomasks is relatively more complex and time-consuming than manufacturing high-volume, less advanced photomasks, and may lead to general delays in the manufacturing of all levels of photomasks. The Company has, on occasion, experienced manufacturing difficulties and capacity limitations that have delayed the Company's ability to deliver products within the time frames contracted for by some or all of its customers. There can be no assurance that the Company will not experience these or other manufacturing difficulties, increased costs or production capacity constraints in the future, any of which could result in a loss of customers or could otherwise have a material adverse effect on the Company's business or results of operations. See "--Global Manufacturing and Operations."

    CONCENTRATION OF CUSTOMERS. In fiscal 1998, the Company's ten largest customers, in the aggregate, accounted for more than 60% of sales. All these customers are in the semiconductor industry. The loss of, or a significant reduction of orders from, any of these customers could have a material adverse effect on the Company's results of operations. While the Company believes it has strategic relationships with a number of its customers, its customers place orders on an as-needed basis and can change their suppliers without penalty. See "--Customers."

    CONCENTRATION OF AND DEPENDENCE ON SUPPLIERS. The Company relies on a limited number of photomask equipment manufacturers to develop and supply the equipment used in the photomask manufacturing process. There are currently lead times of approximately 10 to 14 months between the order and the delivery of certain photomask imaging and inspection equipment, including electron beam and laser beam photomask imaging systems. There can be no assurance that the equipment manufacturers will successfully develop or deliver on a timely basis such imaging and inspection equipment. Failure to develop on a timely basis such equipment could have a material adverse effect on the Company's business or results of operations. See "--Industry Background."

    In addition, the Company has a limited number of long-term supply agreements with its raw materials suppliers and it has historically relied primarily on a limited number of suppliers for the quartz plates used in the manufacture of photoblanks, which are a key component in the manufacture of photomasks. Any disruption in the Company's supply relationships or any delays in the shipment of supplies or equipment, particularly the supply of quartz plates, could result in delays or reductions in product shipments by the Company or increases in product costs that could have a material adverse effect on the Company's operating results in any given period. In the event of such disruption, there can be no assurance that the Company could develop alternative sources within reasonable time frames, or if developed, that such sources would provide such supplies or equipment at prices comparable with those charged by the Company's suppliers prior to such disruption. See "--Products and Technology--Photoblanks and Pellicles."

    DEPENDENCE ON MANAGEMENT AND TECHNICAL PERSONNEL. The Company's continued success depends, in part, upon key managerial, engineering and technical personnel, as well as the Company's ability to continue to attract and retain additional personnel. The loss of certain key personnel could have a material adverse effect on the Company's business or results of operations. There can be no assurance that the Company can retain its key managerial, engineering and technical employees. The Company's growth may be dependent on its ability to attract new highly skilled and qualified personnel. There can be no assurance that its recruiting efforts to attract and retain such personnel will be successful. See "--Employees" and "Executive Officers of the Company."

    CONTROL BY AND RELATIONSHIP WITH DUPONT. DuPont currently owns approximately 69% of the outstanding Common Stock of the Company. As a result, DuPont is able to control the vote of most matters submitted to stockholders, including any merger, consolidation or sale of all or substantially all of the assets of the Company, to elect the members of the Board of Directors of the Company and to prevent or cause a change in control of the Company. DuPont has advised the Company that it expects to continue to reduce its ownership interest in the Company over time, subject to prevailing market conditions. The Company has granted DuPont certain rights with respect to the registration of shares of Common Stock of the Company held by DuPont under the Securities Act of 1933, as amended, including the right to require that the Company register under the Securities Act the sale of all or part of the shares it holds, and to include such shares in a registered offering of securities by the Company for its own account.

    Historically, the Company has derived certain tangible and intangible benefits from being affiliated with DuPont. The current relationship between the Company and DuPont is defined pursuant to several transitional agreements. While these agreements will continue to provide the Company with certain benefits, the Company is only entitled to the ongoing assistance of DuPont for a limited time and it may not enjoy benefits from its relationship with DuPont beyond the term of the agreements, including benefits derived from DuPont's reputation, research and development, supply of raw materials, trade names and trademarks and credit support. There can be no assurance that the Company, upon termination of such assistance from DuPont, will be able to provide adequately such services internally or obtain favorable arrangements from third parties to replace such services.

    VOLATILITY OF MARKET PRICE. The market price of the Common Stock has been and can be expected to be significantly affected by factors such as quarterly variations in the Company's results of operations, the announcement of new products or product enhancements by the Company or its competitors, technological innovations by the Company or its competitors, changes in earnings estimates or buy/sell recommendations by analysts, and general market conditions or market conditions specific to particular industries. In particular, the stock prices for many companies in the technology sector have experienced wide fluctuations which have often been unrelated to the operating performance of such companies. Such fluctuations may adversely affect the market price of the Common Stock. See "Market for Registrant's Common Equity and Related Stockholder Matters."

    POTENTIAL ACQUISITIONS. The Company has in the past and may in the future pursue acquisitions of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand the Company's business. For example, the Company recently announced plans to acquire Hewlett-Packard's photomask manufacturing business and the Company has executed an agreement with United Microelectronics Corporation to establish a joint venture to produce photomasks in Taiwan. The negotiation of potential acquisitions or joint ventures as well as the integration of an acquired business, product or technology could cause diversion of management's time and resources. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization of goodwill and other intangibles, research and development write-offs and other acquisition-related expenses. Further, no assurances can be given that any acquired business will be successfully integrated with the Company's operations. If any such acquisition were to occur, there can be no assurance that the Company would receive the intended benefits of the acquisition. Future acquisitions, whether or not consummated, could have a material adverse effect on the Company's business, results of operations or financial position. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    INTELLECTUAL PROPERTY. The Company believes that the success of its business depends primarily on its proprietary technology, information and processes and know-how, rather than on patents or trademarks. Much of the Company's proprietary information and technology relating to manufacturing processes is not patented and may not be patentable. There can be no assurance that the Company will be able to adequately protect its technology, that competitors will not be able to develop similar technology independently, that the claims allowed on any patents held by the Company will be sufficiently broad to protect the Company's technology or that foreign intellectual property laws will adequately protect the Company's intellectual property rights. The Company may receive notices claiming that it is infringing the proprietary rights of third parties, and there can be no assurance that the Company will not become the subject of infringement claims or legal proceedings by third parties with respect to current or future products or processes. Any such claims or litigation, with or without merit, to enforce patents issued to the Company, to protect trade secrets or know-how possessed by the Company or to defend the Company against claimed infringement of the rights of others could result in substantial costs and diversion of resources, or could result in product shipment delays or force the Company to enter into royalty or license agreements rather than dispute the merits of such claims, any of which could have a material adverse effect on the Company's business, results of operations or financial position. See "--Patents, Copyrights, Trademarks and Licenses--Intellectual Property."

    CHANGES IN GOVERNMENTAL LAWS AND REGULATIONS. The Company is subject to numerous governmental laws and regulations including, for example, tax, occupational safety and health, and environmental laws and regulations. Environmental laws and regulations impose various environmental controls on, among other things, the discharge of pollutants into the air and water and the handling, use, storage, disposal and clean-up of solid and hazardous wastes. Changes in these laws and regulations may have a material adverse effect on the Company's financial position and results of operations. Any failure by the Company to adequately comply with such laws and regulations could subject the Company to significant future liabilities. See "Properties--Environmental Matters."

    YEAR 2000 COMPLIANCE. Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies in a very wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change. Significant uncertainty exists concerning the scope and magnitude of problems associated with the century change.

    The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures and has established a project team to address Year 2000 risks. The project team has coordinated the identification of and will coordinate the implementation of changes to computer hardware and software applications that will attempt to ensure availability and integrity of the Company's information systems and the reliability of its operational systems and manufacturing processes. The Company is also assessing the potential overall impact of the impending century change on its business, results of operations and financial position.

    The Company has reviewed its information and operational systems and manufacturing processes in order to identify those products, services or systems that are not Year 2000 compliant. As a result of this review, the Company has determined that it will be required to modify or replace certain information and operational systems so they will be Year 2000 compliant. These modifications and replacements are being, and will continue to be, made in conjunction with the Company's overall systems initiatives. The total cost of these Year 2000 compliance activities, estimated at less than $2.0 million, has not been, and is not anticipated to be, material to the Company's financial position or its results of operations. The Company expects to complete its Year 2000 project during 1999. Based on available information, the Company does not believe any material exposure to significant business interruption exist as a result of Year 2000 compliance issues. Accordingly, the Company has not adopted any formal contingency plan in the event its Year 2000 project is not completed in a timely manner. These costs and the timing in which the Company plans to complete its Year 2000 modification and testing processes are based on management's best estimates. However, there can be no assurance that the Company will timely identify and remediate all significant Year 2000 problems, that remedial efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations or financial position.

    The Company also faces risk to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis do not comply with Year 2000 requirements. The Company has initiated formal communications with significant suppliers and customers to determine the extent to which the Company is vulnerable to these third parties failure to remediate their own Year 2000 issues. In the event any such third parties cannot provide the Company with products, services or systems that meet the Year 2000 requirements on a timely basis, or in the event Year 2000 issues prevent such third parties from timely delivery of products or services required by the Company, the Company's results of operations could be materially adversely affected. To the extent Year 2000 issues cause significant delays in, or cancellation of, decisions to purchase the Company's products or services, the Company's business, results of operations and financial position would be materially adversely affected. See "--Risk Factors--Concentration and Dependence on Suppliers."

    POTENTIAL EFFECT OF SHARES ELIGIBLE FOR FUTURE SALE; REGISTRATION
RIGHTS. Sales of a substantial number of shares of Common Stock in the public market could adversely affect the market price of the Common Stock. DuPont beneficially owns 10,500,000 shares of Common Stock. The Company has granted DuPont certain rights with respect to the registration under the Securities Act of shares of Common Stock of the Company held by DuPont, including the right to require that the Company register under the Securities Act the sale of all or part of the shares it holds, and to include such shares in a registered offering of securities by the Company for its own account.

ITEM 2. PROPERTIES

    The Company conducts manufacturing operations throughout the world. Each of the Company's wholly owned operations is ISO 9002 qualified. The Company believes that its facilities are adequate and suitable for their respective uses. The table below presents certain information relating to the Company's principal manufacturing and support facilities.

LOCATION                                       IN SQUARE FEET       TYPE OF INTEREST         USE
-----------------------------------------  -----------------------  ----------------  -----------------
NORTH AMERICA
Round Rock, Texas........................          54,000                Owned           Photomasks
Kokomo, Indiana..........................          42,000                Owned           Photomasks
Santa Clara, California..................          38,000                Leased          Photomasks
Gresham, Oregon..........................    (under construction  )      Owned           Photomasks
Poughkeepsie, New York...................          23,000                Owned           Photoblanks
Danbury, Connecticut.....................          55,000                Owned            Pellicles
Round Rock, Texas........................          17,000                Owned            Research
Round Rock, Texas........................          27,000                Owned         Administration

EUROPE
Rousset, France..........................          24,000                Leased          Photomasks
Hamburg, Germany.........................          22,000                Leased          Photomasks
Hamilton, Scotland.......................          15,000                Owned           Photomasks

ASIA
Ichon, Korea.............................          102,000               Owned           Photomasks
Shanghai, China..........................          16,000            Jointly Owned       Photomasks

    The research facility in Round Rock is leased to the RTC and contains primarily RTC manufacturing equipment leased by the RTC from a third party. Facilities and property located in Santa Clara and Hamburg are leased under leases that expire in 2001 and 2022, respectively. The facility at Rousset is leased under a lease which provides the Company to take ownership of the facility upon payment of taxes and expenses relating to the conveyance. The Company also maintains customer service data centers in leased facilities in Mesa, Arizona, Beaverton, Oregon and Dallas, Texas.

    The Company's Santa Clara facility is in a seismically active area. Although the Company has obtained business interruption insurance, a major catastrophe (such as an earthquake or other natural disaster) at any of its sites could result in a prolonged interruption of the Company's business.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not currently involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                       EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth the name, age (as of June 30, 1998) and position with the Company of each person who is an executive officer of the Company.

NAME                                  AGE                                POSITION(S)
--------------------------------      ---      ---------------------------------------------------------------
J. Michael Hardinger............          51   Chairman of the Board and Chief Executive Officer
Preston M. Adcox................          55   President and Chief Operating Officer
Gerard Cognie...................          54   Executive Vice President--European Operations
David S. Gino...................          40   Executive Vice President--Finance and Chief Financial Officer
Arthur W. Launder...............          58   Executive Vice President--North American Photomask Operations
John M. Lynn....................          40   Executive Vice President, General Counsel and Secretary
Kenneth A. Rygler...............          54   Executive Vice President--Worldwide Marketing and Strategic
                                                 Planning
Chulwoo Won.....................          46   Executive Vice President--Asian Operations

    J. MICHAEL HARDINGER. Mr. Hardinger is Chairman of the Board of Directors and Chief Executive Officer of the Company, positions he assumed as a part of the global realignment of the photomask business. He joined DuPont in 1970 and has served in a number of management positions with DuPont, including Vice President and General Manager of DuPont's Acrylics and Consumer Products Business from 1990 until 1993. He was Vice President--DuPont Corporate Sourcing prior to assuming his position with the Company. Mr. Hardinger is a member of the Chase Bank of Texas Austin Advisory Board of Directors and a member of the Board of Directors of the Capital of Texas Public Telecommunications Council.

    PRESTON M. ADCOX. Mr. Adcox is President and Chief Operating Officer of the Company. He joined DuPont in 1967 and has held a number of manufacturing and technology management positions. He became a Managing Director in DuPont's semiconductor materials business in 1988 and had global responsibility for DuPont's photomask operations until 1996. He was a member of the Board of Directors of Etec Systems Inc. from 1990 until early 1995. Since 1988, he has served on the Board of Directors of Semi-Sematech, an organization representing U.S. equipment and material suppliers to the semiconductor manufacturing industry.

    GERARD COGNIE. Mr. Cognie is Executive Vice President--European Operations of the Company and the Chairman of the Board of DuPont Photomasks (France) S.A. He joined DuPont in 1968 and from 1988 to 1996 served as the Director of DuPont's European photomask operations and from 1985 to 1996 served as the Director of Electronics for DuPont France.

    DAVID S. GINO. Mr. Gino is Executive Vice President--Finance and Chief Financial Officer of the Company. Prior to assuming his position with the Company, he was Chief Financial Officer and Controller of Master Images, Inc. until it was acquired by DuPont in 1987. He held a number of financial and business management positions with DuPont's semiconductor materials, imaging systems and printing and publishing businesses.

    ARTHUR W. LAUNDER. Mr. Launder is Executive Vice President--North American Photomask Operations. He joined the Company in 1996 after serving as President of ASM America, Inc. Prior to joining ASM America, Inc. in 1994, he had been President and Chief Operating Officer of Photronics, Inc. from 1987 to 1994 and Senior Vice President and General Manager of Micro Mask, Inc. from 1983 to 1987.

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

    CHULWOO WON. Mr. Won is Executive Vice President--Asian Operations. He became involved with the Company while it was still a business unit of DuPont. Mr. Won joined DuPont in 1980 and became actively engaged with the photomask business in 1989. He was named Vice President of the region in 1995 until his appointment as an executive officer of the Company in 1997.

    The Company's executive officers are appointed annually by the Board of Directors in accordance with the Company's Bylaws.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock has been quoted on the Nasdaq National Market under the symbol "DPMI" since June 14, 1996. The following table sets forth, for the periods indicated, the high and low sale prices per share of the Company's Common Stock as reported on the Nasdaq National Market.

                                                                                  HIGH        LOW
                                                                               ----------  ----------
YEAR ENDED JUNE 30, 1997:
First Quarter................................................................  $      291/4 $      177/8
Second Quarter...............................................................         471/2        263/4
Third Quarter................................................................         63          361/4
Fourth Quarter...............................................................         591/2        363/4

YEAR ENDING JUNE 30, 1998:
First Quarter................................................................  $      741/8 $      463/4
Second Quarter...............................................................         727/8        273/4
Third Quarter................................................................         477/8        253/8
Fourth Quarter...............................................................         58          287/8

YEAR ENDING JUNE 30, 1999
First Quarter (through September 8)..........................................         381/2        261/4

    The Company has not paid any dividends. The Company currently intends to retain its earnings to finance future growth and therefore does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of dividends, if any, will be subject to the discretion of the Company's

Board of Directors and will depend on the Company's earnings, capital requirements, financial position, statutory restrictions and other factors deemed to be relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

    The following tables set forth selected financial data of the Company. The following data should be read in conjunction with, and are qualified by reference to, the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this document.

    The following amounts are expressed in thousands except per share amounts.

                                                                  AS OF OR FOR THE YEAR ENDED JUNE 30,
                                                       ----------------------------------------------------------
                                                          1994        1995        1996        1997        1998
                                                       ----------  ----------  ----------  ----------  ----------
Sales................................................  $  134,548  $  161,514  $  213,415  $  261,185  $  271,591
Income (loss) before extraordinary item..............     (10,865)      4,119      26,904      36,762      33,532
Total assets.........................................     160,901     171,701     227,893     291,579     351,979
Long-term borrowings.................................       6,704       4,265       9,324      10,473       7,519
Long-term borrowings, related parties................     140,846     125,570       9,000
Basic earnings (loss) per share before extraordinary
  item...............................................  $    (1.03) $     0.39  $     2.51  $     2.44  $     2.21
Diluted earnings (loss) per share before
  extraordinary item.................................  $    (1.03) $     0.39  $     2.50  $     2.37  $     2.15
Basic weighted average shares outstanding............      10,500      10,500      10,727      15,101      15,180
Diluted weighted average shares outstanding..........      10,500      10,500      10,743      15,520      15,612

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the Company's financial statements and related notes included elsewhere in this document. References to years are to fiscal years ended June 30.

OVERVIEW

    Based on worldwide sales, the Company believes it is the largest photomask manufacturer in the world. The Company sells its products to approximately 200 customers in 20 different countries. Essentially all of the Company's sales are to customers in the semiconductor manufacturing industry. The Company manufactures a broad range of photomasks based on customer-supplied design data. The Company also manufactures photoblanks and pellicles, the principal components of photomasks, primarily for internal consumption. The Company operates globally with established manufacturing facilities in North America, Europe and Asia.

    Prior to the Company's initial public offering on June 13, 1996, it was a wholly owned subsidiary of DuPont. Therefore, the Company's historical results prior to such date are not necessarily indicative of the results that would have been achieved if the Company had been independent.

    The Company's sales increased from $213.4 million in 1996 to $271.6 million in 1998. The increase of over 27% was primarily the result of a number of recent trends in the semiconductor industry which have fueled growth in design activity, including: (i) increasing customization of semiconductor designs; (ii) growing complexity of semiconductor devices; (iii) decreasing feature size of semiconductor designs; and (iv) the proliferation of semiconductor applications. The impact of these trends has been to increase the importance of photomask technology in the semiconductor manufacturing process. Sales increased 4.0% from $261.2 million in 1997 to $271.6 million in 1998. The strength of the U.S. Dollar against the Korean Won, and to a lesser extent, the German Mark and French Franc, adversely impacted sales by approximately $15 million in 1998 and thus adversely impacted sales growth in 1998 as compared to the previous year.

    Due to the capital intensive nature of photomask manufacturing operations, at a given threshold of manufacturing capacity, a high proportion of the Company's operating costs remain relatively constant as sales volume increases or decreases. To the extent that the Company has under-utilized production capacity, operating profit increases or decreases significantly as sales volume increases or decreases. In the early 1990's, the Company had excess capacity. Therefore, as sales increased in 1996 and 1997, costs associated with manufacturing remained relatively unchanged and the Company's operating profit during such periods benefited. As occurred during 1998, the Company anticipates that operating costs will continue to increase as it adds capacity to position itself for future growth.

RESULTS OF OPERATIONS

    The following table sets forth selected financial information expressed as a percentage of sales for the periods indicated.

                                                                                                 YEAR ENDED JUNE 30,
                                                                                           -------------------------------
                                                                                             1996       1997       1998
                                                                                           ---------  ---------  ---------
Sales....................................................................................      100.0%     100.0%     100.0%
Cost of goods sold.......................................................................       66.6       62.6       66.0
Selling, general and administrative expense..............................................       11.8       12.1       10.9
Research and development expense.........................................................        4.3        4.7        4.7
                                                                                           ---------  ---------  ---------
Operating profit.........................................................................       17.3       20.6       18.4
Interest (income) expense................................................................        3.3       (0.8)      (0.1)
Exchange loss............................................................................        0.4        0.3        0.1
                                                                                           ---------  ---------  ---------
Income before income taxes, minority interest and extraordinary item.....................       13.6       21.1       18.4
Provision for income taxes...............................................................        1.3        7.4        6.3
                                                                                           ---------  ---------  ---------
Income before minority interest and extraordinary item...................................       12.3       13.7       12.1
Minority interest in loss of majority owned joint venture................................       (0.3)      (0.4)      (0.2)
                                                                                           ---------  ---------  ---------
Income before extraordinary item.........................................................       12.6       14.1       12.3
Extraordinary item.......................................................................                  (8.5)
                                                                                           ---------  ---------  ---------
Net income...............................................................................       12.6%      22.6%      12.3%
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------

YEAR ENDED JUNE 30, 1998 COMPARED TO YEAR ENDED JUNE 30, 1997

    SALES. Sales are comprised primarily of photomask sales to semiconductor manufacturers. Sales increased 4.0% from $261.2 million in 1997 to $271.6 million in 1998. Sales in North America and Europe increased from $145.6 million and $63.0 million in 1997 to $152.2 million and $67.0 million in 1998. Sales in Asia decreased from $52.6 million in 1997 to $52.4 million in 1998. A continued increase in the demand for advanced photomasks, which have higher average selling prices, was a primary contributor to the overall increase in sales during these periods. This shift in demand reflects what the Company believes to be a continued trend toward higher utilization of complex semiconductor devices with finer line widths. Product mix related average selling price increases contributed approximately one half of the revenue growth in 1998. The balance of the revenue growth came from increased unit volume. The strength of the U.S. Dollar against the Korean Won, and to a lesser extent, the German Mark and French Franc, adversely impacted sales by approximately $15 million in 1998 and thus adversely impacted sales growth in 1998 as compared to the previous year.

    COST OF GOODS SOLD. Cost of goods sold consists of material, labor, depreciation and overhead. Cost of goods sold increased 9.8% from $163.3 million in 1997 to $179.4 million in 1998 resulting primarily from higher costs associated with increased sales, costs related to new facilities and costs related to continued capacity expansions at existing facilities. As a percentage of sales, cost of goods sold increased from 62.6% in 1997 to 66.0% in 1998. The percentage of sales increase was primarily due to margin compression as a result of the strength of the U.S. Dollar, costs related to new facilities and costs related to continued capacity expansions at existing facilities. As the Company adds capacity to position itself for future growth, it will incur additional costs related to new facilities and costs related to capacity expansions at existing facilities.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense includes salaries of sales personnel, marketing expense, general and administrative expense and product distribution expense. Since January 1, 1996, general and administrative expense includes fees incurred by the

Company under administrative service agreements with DuPont, the Company's majority stockholder, and certain DuPont subsidiaries. Selling, general and administrative expense as a percentage of sales decreased from 12.1% in 1997 to 10.9% in 1998. Selling, general and administrative expense decreased 6.6% from $31.6 million in 1997 to $29.5 million in 1998 as a result of reductions in discretionary spending including reduced incentive compensation expense. The Company anticipates that selling, general and administrative expense will increase in the future.

    RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists primarily of employee costs, cost of material consumed, depreciation, engineering related costs and the Company's share of costs of the limited liability company discussed below. Research and development expense increased from $12.4 million in 1997 to $12.7 million in 1998. The increase was due primarily to the Company's joint venture participation with Advanced Micro Devices, Micron Technology and Motorola in a limited liability company called the RTC which was formed to develop advanced photomask technology and pilot line fabricate leading-edge photomasks. The Company believes that, through its participation in the RTC, it will be able to help meet the future technology needs of the semiconductor industry for advanced photomasks. There can be no assurance that the RTC will yield results that are favorable to the Company.

    The Company anticipates that research and development expense will continue to increase in absolute dollars in the future reflecting the Company's strategy of advancing its technological leadership. However, there can be no assurance that such expenditures will enable the Company to develop new technologies or to maintain its technological leadership.

    INTEREST INCOME. Interest income was $2.1 million in 1997 and $0.1 million in 1998. Interest income results from short-term investment of the Company's cash balances.

    EXCHANGE LOSS. Exchange loss consists of net gains and losses resulting from the remeasurement of the Company's accounts denominated in non-U.S. currencies into U.S. Dollars, which is the Company's functional currency. Exchange loss was $0.8 million in 1997 compared to $0.2 million in 1998 primarily due to fluctuations of the U.S. Dollar against the Korean Won, German Mark and French Franc. Exchange loss is net of the impact of hedging activities designed to reduce exchange rate exposure.

    PROVISION FOR INCOME TAXES. The Company's tax expense has been determined in accordance with FAS 109 and is based on the statutory rates in effect in the countries in which the Company operates. The Company's operations in Korea are subject to a government granted tax exemption. The Company will continue to enjoy the full benefits of the tax exemption in Korea until 2001 and a partial benefit thereafter until the tax exemption terminates in 2003.

    MINORITY INTEREST IN LOSS OF MAJORITY OWNED JOINT VENTURE. The minority interest impact of the Company's joint venture in China was ($0.9 million) in 1997 compared to ($0.7 million) in 1998. Minority interest reflects the partner's share of losses from the joint venture.

YEAR ENDED JUNE 30, 1997 COMPARED TO YEAR ENDED JUNE 30, 1996

    SALES. Sales increased 22.4% from $213.4 million in 1996 to $261.2 million in 1997. Sales in North America, Europe and Asia increased from $121.6 million, $52.9 million and $38.9 million in 1996 to $145.6 million, $63.0 million and $52.6 million in 1997. A continued increase in the demand for advanced photomasks, which have higher average selling prices, was a primary contributor to the increase in sales during this period. This shift in demand reflects what the Company believes to be a continued trend toward higher utilization of complex semiconductor devices with finer linewidths. The increase in sales during this period also reflects the overall increase in demand for photomasks.

    COST OF GOODS SOLD. Cost of goods sold increased 14.9% from $142.2 million in 1996 to $163.3 million in 1997 resulting primarily from higher costs associated with increased sales. As a percentage of sales, cost of goods sold decreased from 66.6% in 1996 to 62.6% in 1997. The decrease was primarily due to continued improvements in capacity utilization including increased use of internally sourced photoblanks and pellicles.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Prior to January 1, 1996, general and administrative expense principally included allocated costs for services provided by centralized DuPont organizations. These allocated costs are not necessarily indicative of the costs that would have been incurred if the Company had been independent. Since January 1, 1996, general and administrative expense includes fees incurred by the Company under administrative service agreements with DuPont, the Company's majority stockholder, and certain DuPont subsidiaries. Selling, general and administrative expense as a percentage of sales increased from 11.8% in 1996 to 12.1% in 1997. Selling, general and administrative expense increased 25.6% from $25.2 million in 1996 to $31.6 million in 1997. The increases were due largely to increases in selling expenses corresponding to increased sales and increases in incentive compensation expense corresponding to increases in earnings.

    RESEARCH AND DEVELOPMENT EXPENSE. The Company's allocated share of DuPont's central research and development was $1.1 million in 1996. Such allocations terminated December 31, 1995. Research and development expense, excluding DuPont allocations, increased from $8.1 million in 1996 to $12.4 million in 1997. As a percentage of sales, research and development expense increased slightly compared to the prior year. These increases reflect the Company's joint venture participation in the RTC.

    INTEREST (INCOME) EXPENSE. Interest expense was $7.1 million in 1996 and interest income was $2.1 million in 1997. The primary source of interest expense in 1996 was the Company's master note arrangements with DuPont. On June 28, 1996, DuPont contributed the $90.5 million balance outstanding on the master notes to the Company as a capital contribution. Interest income results from short-term investment of the Company's cash balances.

    EXCHANGE LOSS. Exchange loss was $0.9 million in 1996 and $0.8 million in 1997. The loss is primarily due to fluctuations of the U.S. Dollar against the German Mark, French Franc and Korean Won. Exchange loss is net of the impact of hedging activities designed to reduce exchange rate exposure.

    PROVISION FOR INCOME TAXES. Prior to the initial public offering, tax expense was determined and allocated to the Company by applying the separate taxpayer approach outlined in FAS 109. Under this approach, the Company had net operating loss carry forwards in the U.S. and Europe, some of which became fully utilized during 1996. The Company's operations in Korea are subject to a government granted tax exemption. The Company will continue to enjoy the full benefits of the tax exemption in Korea until 2001 and a partial benefit thereafter until the tax exemption terminates in 2003. In actuality, the Company's results prior to the initial public offering were included in consolidated tax returns filed by DuPont and the tax benefit of prior year losses was realized by DuPont. Since the initial public offering, tax expense has been determined in accordance with FAS 109 and is based on the statutory rates in effect in the countries in which the Company operates.

    MINORITY INTEREST IN LOSS OF MAJORITY OWNED JOINT VENTURE. The minority interest impact of the Company's joint venture in China was ($0.7 million) in 1996 compared to ($0.9 million) in 1997, reflecting increased pre-operating losses from, and partner funding of, the joint venture.

    EXTRAORDINARY ITEM. In January 1997, the Company sold its entire investment in Etec common stock. Aggregate net proceeds from the sale of $39.2 million were used in operations. The Company realized a $34.2 million gain on the sale. The related provision for income taxes was $12.0 million.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital was $66.1 million at June 30, 1997 and $33.1 million at June 30, 1998. The decrease in working capital is due principally to lower cash balances, as partially offset by higher accounts receivable, resulting from higher sales and a slow down in payment terms principally from customers in Asia, and inventory balances, resulting partially from the acquisition of inventory described below, and higher accounts payable and accrued liabilities.

    Cash and cash equivalents were $51.4 million at June 30, 1997 and $19.7 million at June 30, 1998. Cash provided by operations was $41.7 million in 1997 and $87.9 million in 1998.

    Cash used in investing activities was $11.8 million in 1997 and $128.5 million in 1998. The cash used in investing activities in 1997 is the net of cash proceeds from the sale of the Company's investment in Etec common stock ($39.2 million) and capital expenditures ($51.1 million). The cash used in investing activities in 1998 is a combination of capital expenditures and payment made with respect to the Company's strategic alliance with Hyundai whereby the Company purchased selected photomask manufacturing equipment located at Hyundai's captive photomask manufacturing facility in Kanam, Korea and entered into a five-year sales and supply agreement with Hyundai. The Company acquired, through its Korean subsidiary, approximately $29 million of equipment and approximately $1 million in inventory. Consideration for the assets was principally cash, and was partially financed by $24.0 million in borrowings on the Company's credit facility with DuPont. In recent periods, the Company's most significant use of cash in investing activities has been capital expenditures. Management expects capital expenditures for 1999 will be approximately $100 million. Capital expenditures have been and will be used primarily to expand the Company's manufacturing capacity and advance the Company's technical capability. The Company may in the future pursue additional acquisitions of businesses, products and technologies, or enter into other joint venture arrangements that could complement or expand the Company's business. Any material acquisition or joint venture could result in a decrease to the Company's working capital depending on the amount, timing and nature of the consideration to be paid.

    Cash provided by financing activities was $2.5 million in 1997 and $9.9 million in 1998 and, for 1998, primarily reflects net borrowings on the Company's credit agreement. The Company and DuPont have entered into a credit agreement (the "Credit Agreement") pursuant to which DuPont has agreed to provide a credit facility to the Company in an aggregate amount of $100.0 million. The Credit Agreement expires in 2001 and any loans thereunder will bear interest at LIBOR plus 25 basis points. At the Company's option, advances under the Credit Agreement are convertible into term loans with maturities up to seven years. To date, the Company has borrowed a maximum of $35.0 million under the credit facility and at June 30, 1998 borrowings of $9.0 million were outstanding under the Credit Agreement. The Credit Agreement contains, among other things, covenants restricting the Company's ability to incur additional debt.

    The Company's ongoing cash requirements will be for capital expenditures, acquisitions, research and development and working capital. The Company has executed an agreement with United Microelectronics Corporation to establish a joint venture to produce photomasks in Taiwan, has announced that it plans to build a new photomask production facility in Singapore, has begun construction on a new photomask production facility in Gresham, Oregon, has announced that it has entered into an agreement with Etec to upgrade its existing MEBES-Registered Trademark- electron-beam pattern generation tools and has recently announced plans to acquire Hewlett-Packard's photomask manufacturing business. These plans reflect a significant capital investment over the next five years. Management believes that cash provided by operations and the Credit Agreement will be sufficient to meet the Company's cash requirements for at least the next 12 months. Based on its current operating plans, the Company will require external financing from time to time to fund its capital expenditures. There can be no assurance that the Company will be able to obtain the additional financing required to fund these capital investments on reasonable terms, or at all.

    Furthermore, there can be no assurance that alternative sources of financing will be available upon expiration of the Credit Agreement or that alternative sources of funding will be available if the Company's borrowing requirements exceed the facility. In addition, there can be no assurance that, even if funding is available, the terms thereof will be attractive to the Company.

OTHER MATTERS

    In June 1997, the Financial Accounting Standards Board issued FAS 130 and FAS 131. Neither FAS is expected to have a material impact on the Company. In June 1998, the Financial Accounting Standards Board issued FAS 133 which is also not expected to have a material impact on the Company.

    Non-U.S. operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material effect on the Company's results of operations. The Company's financial statements reflect remeasurement of items denominated in non-U.S. currencies to U.S. Dollars, the Company's functional currency. Exchange gains or losses are included in income in the period in which they occur. The Company monitors its exchange rate exposure and attempts to reduce such exposure by hedging. The Company has entered into Korean Won and French Franc forward contracts designed to reduce such exposure. There can be no assurance that such forward contracts or any other hedging activity will be available or adequate to eliminate, or even mitigate, the impact of the Company's exchange rate exposure. There can be no assurance that such risks will not have a material adverse impact on the Company's liquidity and results of operations in the future.

    Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies in a very wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change. Significant uncertainty exists concerning the scope and magnitude of problems associated with the century change.

    The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures and has established a project team to address Year 2000 risks. The project team has coordinated the identification of and will coordinate the implementation of changes to computer hardware and software applications that will attempt to ensure availability and integrity of the Company's information systems and the reliability of its operational systems and manufacturing processes. The Company is also assessing the potential overall impact of the impending century change on its business, results of operations and financial position.

    The Company has reviewed its information and operational systems and manufacturing processes in order to identify those products, services or systems that are not Year 2000 compliant. As a result of this review, the Company has determined that it will be required to modify or replace certain information and operational systems so they will be Year 2000 compliant. These modifications and replacements are being, and will continue to be, made in conjunction with the Company's overall systems initiatives. The total cost of these Year 2000 compliance activities, estimated at less than $2.0 million, has not been, and is not anticipated to be, material to the Company's financial position or its results of operations. The Company expects to complete its Year 2000 project during 1999. Based on available information, the Company does not believe any material exposure to significant business interruption exist as a result of Year 2000 compliance issues. Accordingly, the Company has not adopted any formal contingency plan in the event its Year 2000 project is not completed in a timely manner. These costs and the timing in which the Company plans to complete its Year 2000 modification and testing processes are based on management's best estimates. However, there can be no assurance that the Company will timely identify and remediate all significant Year 2000 problems, that remedial efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations or financial position.

    The Company also faces risk to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis do not comply with Year 2000 requirements. The Company has initiated formal communications with significant suppliers and customers to determine the extent to which the Company is vulnerable to these third parties failure to remediate their own Year 2000 issues. In the event any such third parties cannot provide the Company with products, services or systems that meet the Year 2000 requirements on a timely basis, or in the event Year 2000 issues prevent such third parties from timely delivery of products or services required by the Company, the Company's results of operations could be materially adversely affected. To the extent Year 2000 issues cause significant delays in, or cancellation of, decisions to purchase the Company's products or services, the Company's business, results of operations and financial position would be materially adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Non-U.S. operations are subject to certain risks inherent in conducting business abroad, including fluctuation in the relative value of currencies. The Company monitors its exchange rate exposure and attempts to reduce such exposure by hedging. The Company has entered into Korean Won and French Franc forward contracts designed to reduce such exposure.. At June 30, 1998, the Company held forward contracts with a notional amount of approximately $12 million, a carrying amount of approximately $10.5 million and an unrealized loss of approximately $1.5 million. The strength of the U.S. Dollar against the Korean Won, and to a lesser extent, the German Mark and French Franc, adversely impacted sales by approximately $15 million in 1998 and thus adversely impacted sales growth in 1998 as compared to the previous year

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Index to Financial Statements:

                                                                                                        PAGE(S)
                                                                                                     -------------
Report of Independent Accountants..................................................................       F-1
Income Statement for the Three Years Ended June 30, 1998...........................................       F-2
Balance Sheet at June 30, 1997 and 1998............................................................       F-3
Statement of Cash Flows for the Three Years Ended June 30, 1998....................................       F-4
Notes to Financial Statements......................................................................   F-5 to F-16

    All Schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    Information with respect to the following Items is incorporated by reference to the pages indicated in the Company's Proxy Statement filed in connection with the 1998 Annual Meeting of Stockholders. However, information regarding executive officers is contained in Part I of this report (page 18) pursuant to General Instruction G(3) of this Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                                          PAGE(S)
                                                                                                         ---------
Election of Directors..................................................................................   3 to 4
Compliance With Section 16(a) of the Exchange Act......................................................      9

ITEM 11. EXECUTIVE COMPENSATION

                                                                                                          PAGE(S)
                                                                                                         ---------
Executive Compensation and Other Information...........................................................  12 to 14
Director Compensation..................................................................................     14
Employment Contracts...................................................................................     14

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                                                                          PAGE(S)
                                                                                                         ---------
Beneficial Ownership of Securities.....................................................................   1 to 2

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                                                                                          PAGE(S)
                                                                                                         ---------
Transactions and Relationship Between the Company and DuPont...........................................   5 to 9

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following financial statements, financial statement schedules and exhibits are filed as a part of this Report:

       1.  Financial statements--see Index to Financial Statements on page 27

       2. Financial statement schedules--see Index to Financial Statements on page 27

       3.  Exhibits--see Index to Exhibits on page 31

    (b) Reports on Form 8-K

        None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 18, 1998        DUPONT PHOTOMASKS, INC.
                                (Registrant)

                                By:              /s/ DAVID S. GINO
                                        ------------------------------------
                                         EXECUTIVE VICE PRESIDENT--FINANCE
                                            AND CHIEF FINANCIAL OFFICER

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints, J. Michael Hardinger and David
S. Gino, and each or any of them, his or her true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             NAME                          TITLE                    DATE
------------------------------  ---------------------------  -------------------

                                Chairman of the Board and
   /s/ J. MICHAEL HARDINGER       Chief Executive Officer
------------------------------    (Principal Executive       September 18, 1998
     J. Michael Hardinger         Officer)

     /s/ PRESTON M. ADCOX       President and Chief
------------------------------    Operating Officer          September 18, 1998
       Preston M. Adcox

                                Executive Vice
      /s/ DAVID S. GINO           President--Finance and
------------------------------    Chief Financial Officer    September 18, 1998
        David S. Gino             (Principal Financial and
                                  Accounting Officer)

      /s/ JOHN L. DOYLE         Director
------------------------------                               September 18, 1998
        John L. Doyle

      /s/ JOHN W. HIMES         Director
------------------------------                               September 18, 1998
        John W. Himes

     /s/ JOHN C. HODGSON        Director
------------------------------                               September 18, 1998
       John C. Hodgson

             NAME                          TITLE                    DATE
------------------------------  ---------------------------  -------------------

    /s/ GARY W. PANKONIEN       Director
------------------------------                               September 18, 1998
      Gary W. Pankonien

     /s/ JOHN C. SARGENT        Director
------------------------------                               September 18, 1998
       John C. Sargent

    /s/ MARSHALL C. TURNER      Director
------------------------------                               September 18, 1998
      Marshall C. Turner

   /s/ SUSAN A. VLADUCHICK      Director
------------------------------                               September 18, 1998
     Susan A. Vladuchick

                               INDEX TO EXHIBITS

    A single asterisk below indicates an exhibit previously filed with the Securities and Exchange Commission as an exhibit to the registrant's Registration Statement on Form S-1, Registration No. 333-3386 (the "IPO Registration Statement"), such exhibit being incorporated herein by reference. A double asterisk below indicates an exhibit previously filed with the Securities and Exchange Commission as an exhibit to the registrant's Annual Report on Form 10-K for the year ended June 30, 1997 (the "1997 Form 10-K"), such exhibit being incorporated herein by reference. Unless otherwise indicated, the number of the exhibit below is also the number of such exhibit as filed with the IPO Registration Statement or in the 1997 Form 10-K.

  EXHIBIT
  NUMBER
-----------

       3.1   Certificate of Incorporation of the Company, as amended and restated on April 3, 1996*

       3.2   Bylaws, as amended on December 31, 1995*

       4.1   Specimen Certificate for Common Stock*

      10.1   Transitional Administrative Services Agreement between the Company and E.I. du Pont de Nemours and
             Company dated as of January 1, 1996*

      10.2   Environmental Indemnification Agreement between the Company and E.I. du Pont de Nemours dated April 30,
             1996*

      10.3   Amended Bonus Plan, as adopted by the Company's Board of Directors on October 28, 1996**

      10.4   Second Amended and Restated Non-employee Directors Stock Option Plan as adopted by the Company's Board of Directors on July 27, 1998

      10.5   Amended and Restated Stock Performance Plan as adopted by the Company's Board of Directors on June 9,
             1997**

      10.6   Founders Stock Option Plan, as adopted by the Company's Board of Directors on March 26, 1996*

      10.7   Registration Rights Agreement between the Company and DuPont Chemical and Energy Operations, Inc. dated as of December 31, 1995*

      10.8   Tax Indemnification Agreement among the Company, DuPont Chemical and Energy Operations, Inc. and E.I. du
             Pont de Nemours and Company dated May 14, 1996*

      10.9   Amended Credit Agreement between the Company and DuPont Chemical and Energy Operations, Inc. dated as of
             August 1, 1997*

      10.10  Letter Agreement between J. M. Hardinger and E.I. du Pont de Nemours and Company dated as of September
             21, 1995*

      10.11  Research, Development and Consulting Agreement between the Company and E.I. du Pont de Nemours and
             Company dated as of January 1, 1996*

      10.12  Business Transfer Agreement between DuPont Korea, Ltd. and DuPont Photomasks Korea, Ltd. Dated December
             22, 1995*

      10.13  Form of Indemnification Agreement between the Company and its Directors and Officers*

      10.14  Corporate Tradename and Trademark Agreement between the Company and E.I. du Pont de Nemours and Company dated May 7, 1998

      10.15  1997 Stock Option and Restricted Stock Plan as adopted by the Company's Board of Directors on June 9,
             1997**

      10.16  1998 Employee Stock Purchase Plan as adopted by the Company's Board of Directors on July 27, 1998

  EXHIBIT
  NUMBER
-----------
      11     Statement re Computation of Per Share Earnings

      21     List of principal subsidiaries of the Company

      23     Consent of PricewaterhouseCoopers LLP

      24     Power of Attorney (included on the signature page contained in Part IV hereof)

      27     Financial Data Schedule

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of DuPont Photomasks, Inc.

    In our opinion, the accompanying balance sheet and the related income statement and statement of cash flows present fairly, in all material respects, the financial position of DuPont Photomasks, Inc. and its subsidiaries at June 30, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Austin, Texas
July 27, 1998

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                                INCOME STATEMENT

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               YEAR ENDED JUNE 30,
                                                        ----------------------------------
                                                           1996        1997        1998
                                                        ----------  ----------  ----------
Sales.................................................  $  213,415  $  261,185  $  271,591
Cost of goods sold....................................     142,200     163,319     179,369
Selling, general and administrative expense...........      25,167      31,611      29,509
Research and development expense......................       9,162      12,372      12,714
                                                        ----------  ----------  ----------
Operating profit......................................      36,886      53,883      49,999
Interest (income) expense.............................       7,078      (2,080)       (150)
Exchange loss.........................................         886         796         177
                                                        ----------  ----------  ----------
Income before income taxes, minority interest and
  extraordinary item..................................      28,922      55,167      49,972
Provision for income taxes............................       2,678      19,308      17,127
                                                        ----------  ----------  ----------
Income before minority interest and extraordinary
  item................................................      26,244      35,859      32,845
Minority interest in loss of majority owned joint
  venture.............................................        (660)       (903)       (687)
                                                        ----------  ----------  ----------
Income before extraordinary item......................      26,904      36,762      33,532
Extraordinary item....................................                 (22,242)
                                                        ----------  ----------  ----------
Net income............................................  $   26,904  $   59,004  $   33,532
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------
Basic earnings per share before extraordinary item....  $     2.51  $     2.44  $     2.21
Extraordinary item....................................                   (1.47)
                                                        ----------  ----------  ----------
Basic earnings per share..............................  $     2.51  $     3.91  $     2.21
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------
Basic weighted average shares outstanding.............  10,726,849  15,100,521  15,179,596
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------
Diluted earnings per share before extraordinary
  item................................................  $     2.50  $     2.37  $     2.15
Extraordinary item....................................                   (1.43)
                                                        ----------  ----------  ----------
Diluted earnings per share............................  $     2.50  $     3.80  $     2.15
                                                        ----------  ----------  ----------
Diluted weighted average shares outstanding...........  10,743,006  15,520,239  15,612,234
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                                 BALANCE SHEET

                (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                                                                                   JUNE 30,
                                                                                            ----------------------
                                                                                               1997        1998
                                                                                            ----------  ----------
                                                      ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $   51,351  $   19,688
  Accounts receivable, trade..............................................................      38,973      47,471
  Accounts receivable, related parties....................................................       3,670       3,349
  Inventories.............................................................................      15,651      18,236
  Deferred income taxes...................................................................       3,351       6,389
  Prepaid expenses and other current assets...............................................       8,711       6,574
                                                                                            ----------  ----------
    Total current assets..................................................................     121,707     101,707
Property and equipment....................................................................     162,310     244,650
Accounts receivable, related parties......................................................       1,746       1,106
Deferred income taxes.....................................................................       2,386       2,221
Other assets..............................................................................       3,430       2,295
                                                                                            ----------  ----------
    Total assets..........................................................................  $  291,579  $  351,979
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade.................................................................  $   27,207  $   30,197
  Accounts payable, related parties.......................................................       4,889      10,391
  Short-term borrowings...................................................................       1,845       2,143
  Income taxes payable....................................................................       1,295       1,828
  Other accrued liabilities...............................................................      20,389      24,096
                                                                                            ----------  ----------
    Total current liabilities.............................................................      55,625      68,655
Long-term borrowings......................................................................      10,473       7,519
Long-term borrowings, related parties.....................................................                   9,000
Deferred income taxes.....................................................................       6,300      12,048
Other liabilities.........................................................................       2,597       1,800
Minority interest in net assets of majority owned joint venture...........................         687
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; 25,000,000 shares authorized; 15,104,568 and 15,258,722
    issued and outstanding................................................................         151         152
  Additional paid-in capital..............................................................     156,742     160,269
  Retained earnings.......................................................................      59,004      92,536
                                                                                            ----------  ----------
    Total liabilities and stockholders' equity............................................  $  291,579  $  351,979
                                                                                            ----------  ----------
                                                                                            ----------  ----------

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                      YEAR ENDED JUNE 30,
                                                                -------------------------------
                                                                  1996       1997       1998
                                                                ---------  ---------  ---------
Cash flows from operating activities:
  Net income..................................................  $  26,904  $  59,004  $  33,532
  Adjustments to reconcile net income to net cash provided by operations:
    Depreciation and amortization.............................     26,882     26,593     31,869
    Other.....................................................     (2,028)      (494)     1,764
    Gain......................................................               (34,219)
    Cash provided (used) by changes in assets and liabilities
      Accounts receivable.....................................     (7,706)    (6,945)   (10,309)
      Inventories.............................................     (3,399)    (5,444)    (1,747)
      Prepaid expenses and other current assets...............     (1,021)    (5,038)     2,641
      Accounts payable........................................     (4,190)     2,470     27,336
      Other accrued liabilities...............................     14,989      5,814      2,828
                                                                ---------  ---------  ---------
        Net cash provided by operating activities.............     50,431     41,741     87,914
                                                                ---------  ---------  ---------
Cash flows from investing activities:
  Capital expenditures........................................    (24,294)   (51,057)  (100,200)
  Payments for acquisitions...................................     (6,000)              (28,344)
  Other.......................................................        920
  Proceeds from sale of investment............................                39,219
                                                                ---------  ---------  ---------
        Net cash used in investing activities.................    (29,374)   (11,838)  (128,544)
                                                                ---------  ---------  ---------
Cash flows from financing activities:
  Increase (decrease) in borrowings...........................     (1,666)     2,394      8,739
  Net proceeds from issuance of common stock..................     72,066         61      1,174
  Net cash paid to DuPont.....................................    (78,908)
                                                                ---------  ---------  ---------
        Net cash (used in) provided by financing activities...     (8,508)     2,455      9,913
                                                                ---------  ---------  ---------
Effect of exchange rate changes on cash.......................       (782)    (1,186)      (946)
                                                                ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents..........     11,767     31,172    (31,663)
Cash and cash equivalents at beginning of year................      8,412     20,179     51,351
                                                                ---------  ---------  ---------
Cash and cash equivalents at end of year......................  $  20,179  $  51,351  $  19,688
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

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

    Prior to the Company's initial public offering (the "IPO") on June 13, 1996, the Company was a wholly owned subsidiary of E.I. duPont de Nemours and Company ("DuPont"). DuPont, through its wholly owned subsidiary, DuPont Chemical and Energy Operations, Inc. ("DCEO"), owns 10,500,000 shares of the Company's common stock. On the IPO date, 4,000,000 shares of the Company's common stock were sold to the public. An additional 600,000 shares of common stock were sold to the public on June 14, 1996 pursuant to an over-allotment option. Retained earnings are shown assuming that the IPO occurred on June 30, 1996, the Company's year end.

    DuPont's photomask business was realigned (the "Realignment") during the year preceding the IPO so that photomask operations in Germany, France, the Republic of Korea ("Korea") and the Peoples Republic of China ("China") which were previously owned by various DuPont subsidiaries are owned by wholly owned subsidiaries of the Company. Income and expenses related to the Realignment have been eliminated and are not presented in the financial statements.

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

    INTANGIBLE ASSETS: Intangible assets are amortized using the straight-line method over their estimated useful lives. Net intangible assets, primarily supply agreements, were $2,750 and $1,750 at June 30, 1997 and 1998 and are included in other assets. The future economic benefit of long-lived assets is reviewed periodically through an undiscounted cash flow analysis to determine if an impairment has occurred.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) PENSIONS, OTHER POST RETIREMENT BENEFITS AND PROFIT SHARING: Through June
30, 1996, the Company's active U.S. employees were covered by DuPont defined benefit pension and other postretirement benefit plans. The cost of these plans was determined and allocated on an actuarial basis in accordance with Statement of Financial Accounting Standards No. ("FAS") 87 and FAS 106 and is principally included in cost of goods sold. Effective July 1, 1996, the Company eliminated the DuPont plans and implemented a defined contribution retirement plan covering substantially all of the active U.S. employees. The defined contribution retirement plan provided for the Company to contribute three to five percent of an employee's compensation into a participant directed investment account. Effective July 1, 1997, the Company suspended the defined contribution retirement plan and implemented a profit sharing plan covering substantially all of the active U.S. employees.

    Pension coverage for non-U.S. employees is provided through separate plans. Obligations under these plans are systematically provided for principally by establishing book reserves. Certain non-U.S. employees are covered by separate profit sharing plans.

    RESEARCH AND DEVELOPMENT: Research and development costs are expensed as incurred. The Company is party to certain contracts which provide for partial funding of its research and development costs. Funding under these contracts has been recognized as an offset to research and development expense. The Company participates in a joint venture for advanced photomask development and pilot line fabrication of leading-edge photomasks.

    NON-U.S. CURRENCIES: The Company has determined that the U.S. Dollar is the functional currency of its worldwide operations. Accounts denominated in non-U.S. currencies are remeasured into U.S. Dollars and the resulting exchange gains and losses are included in income in the period they occur. Exchange gains and losses are recorded net of the impact of hedging activities designed to reduce exchange rate exposure. The Company has entered into Korean Won and French Franc forward contracts designed to reduce such exchange rate exposure. At June 30, 1998, the Company held forward contracts with a notional amount of approximately $12,000, a carrying amount of approximately $10,500 and an unrealized loss of approximately $1,500.

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

    Prior to the IPO, the taxable income (loss) of the Company was included in the consolidated tax returns of the DuPont entities of which it was a part. As such, separate income tax returns were not prepared or filed for the Company. Income tax expense was determined and allocated to the Company by applying the separate taxpayer approach outlined in FAS 109.

    The Company's operations in Korea operate under a government granted tax exemption which expires in 2003.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, based upon all known facts and circumstances, that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    RECLASSIFICATIONS: The Company adopted FAS 128 in the quarter ended December 31, 1997. Earnings per share have been restated for all periods presented to conform to the requirements of FAS 128.

2. ACQUISITION

    On March 16, 1998, the Company entered into a strategic alliance with Hyundai Electronics Industries Co., Ltd. ("Hyundai") whereby the Company purchased selected photomask manufacturing equipment located at Hyundai's captive photomask manufacturing facility in Kanam, Korea and entered into a five-year sales and supply agreement with Hyundai. The Company acquired, through its Korean subsidiary, approximately $28,800 of equipment and approximately $1,000 in inventory. Consideration for the assets was principally cash, and was partially financed by $24,000 in borrowings under the Company's credit facility with DuPont.

3. RELATED PARTY TRANSACTIONS

    The financial statements include significant transactions with other DuPont business units involving functions and services (such as cash management, tax administration, accounting, legal and data processing) that were provided by centralized DuPont organizations outside the photomask business. Prior to the IPO, the costs of these functions and services were directly charged and/or allocated to the photomask business using methods that DuPont management believes were reasonable. Such charges and allocations are not necessarily indicative of the costs that would have been incurred if the Company had been a separate entity. Amounts charged and allocated for these functions and services were $7,251 for the period July 1, 1995 to December 31, 1995. Effective January 1, 1996, the Company entered into several transitional agreements which set forth services to be provided to the Company and the fees to be paid by the Company for such services. Charges to the Company under these agreements were $1,661 for the period January 1, 1996 to June 30, 1996 and $3,944 for 1997 and $3,072 for 1998. Amounts charged and allocated to the Company for functions and services provided by DuPont are principally included in general and administrative expense.

    The Company owned 1,025,640 shares of Etec Systems, Inc. ("Etec") common stock until January 1997. Etec is the Company's principal supplier of electron beam and laser beam systems. In January 1997, the Company sold the entire investment. Aggregate net proceeds from the sale of $39,219 were used in operations. The Company realized a $34,219 gain on the sale. The related provision for income taxes was $11,977.

    Accounts receivable, related parties includes receivables from employees of the Company of $1,836 (Current $90, Non-Current $1,746) and $1,154 (Current $48, Non-Current $1,106) at June 30, 1997 and 1998 which relate principally to housing and automobile loans to non-U.S. employees. The remainder represents receivables for goods sold to various DuPont entities and other related parties and amounts due to the Company under the tax indemnification agreement with DuPont and the Administrative Service

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

3. RELATED PARTY TRANSACTIONS (CONTINUED)
Agreements. Sales to related parties, principally various DuPont entities who serve as resellers for the Company, were $8,214, $8,764 and $10,933 for the years ended June 30, 1996, 1997 and 1998.

    Accounts payable, related parties represents payables to DuPont for payroll and benefits and vendor payments paid by DuPont on behalf of the Company and billed on a one-month-lag basis and amounts payable under Administrative Service Agreements. In August 1996, the Company paid $1,785 in settlement of certain amounts payable to DuPont at June 30, 1996 and DuPont contributed $3,745 of its remaining outstanding receivable to the Company as an equity contribution.

4. ACCOUNTS RECEIVABLE, TRADE

    Essentially all of the Company's sales are to customers in the semiconductor manufacturing industry. The Company assesses the financial strength of its customers prior to extending credit in order to reduce the risk of loss as the Company generally does not require collateral. Two of the Company's customers each represented more than ten percent of sales in 1996 and, in the aggregate, these two customers represented approximately twenty-five percent of sales in the year. One of the Company's customers represented approximately twelve percent of sales in 1997. Two of the Company's customers each represented more than ten percent of sales in 1998 and, in the aggregate, these two customers represented approximately twenty-seven percent of sales in the year.

5. INVENTORIES

    Inventories consist of the following:

                                                                                JUNE 30,
                                                                          --------------------
                                                                            1997       1998
                                                                          ---------  ---------
Raw materials and supplies..............................................  $  13,122  $  14,843
Work-in-process.........................................................        902      1,090
Finished product........................................................      1,627      2,303
                                                                          ---------  ---------
Inventories.............................................................  $  15,651  $  18,236
                                                                          ---------  ---------
                                                                          ---------  ---------

6. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                                              JUNE 30,
                                                                      ------------------------
                                                 ESTIMATED USEFUL
                                                       LIVES             1997         1998
                                               ---------------------  -----------  -----------
Construction-in-progress.....................                         $    30,873  $    64,221
Land.........................................                               5,627        5,932
Buildings....................................     10 to 20 years           51,899       76,775
Equipment....................................      3 to 7 years           259,114      313,010
                                                                      -----------  -----------
                                                                          347,513      459,938
Less: accumulated depreciation...............                            (185,203)    (215,288)
                                                                      -----------  -----------
Property and equipment.......................                         $   162,310  $   244,650
                                                                      -----------  -----------
                                                                      -----------  -----------

7. OTHER ACCRUED LIABILITIES

    Other accrued liabilities consist of the following:

                                                                                JUNE 30,
                                                                          --------------------
                                                                            1997       1998
                                                                          ---------  ---------
Accrued vacation pay....................................................  $   3,454  $   3,180
Accrued compensation and benefits.......................................     11,815      7,483
Other...................................................................      5,120     13,433
                                                                          ---------  ---------
Other accrued liabilities...............................................  $  20,389  $  24,096
                                                                          ---------  ---------
                                                                          ---------  ---------

8. BORROWINGS

    Borrowings consist of the following:

                                                                                 JUNE 30,
                                                                           --------------------
                                                                             1997       1998
                                                                           ---------  ---------
Capital lease obligations................................................  $   5,073  $   2,374
6% bank borrowings due 2000 through 2007.................................      4,500      4,500
10% bank borrowings due 1998 through 2001................................      2,745      2,788
                                                                           ---------  ---------
                                                                              12,318      9,662
  Less: short-term borrowings............................................     (1,845)    (2,143)
                                                                           ---------  ---------
Long-term borrowings.....................................................  $  10,473  $   7,519
                                                                           ---------  ---------
                                                                           ---------  ---------

9. LEASES

    Minimum lease payments for years ending June 30 are as follows:

                                                                           CAPITAL    OPERATING
                                                                           LEASES      LEASES
                                                                          ---------  -----------
1999....................................................................  $     289   $     432
2000....................................................................        289         446
2001....................................................................        289         460
2002....................................................................        289         207
2003....................................................................        254         156
Thereafter..............................................................      2,336       1,560
                                                                          ---------  -----------
  Minimum lease payments................................................      3,746   $   3,261
                                                                                     -----------
                                                                                     -----------
    Less: interest......................................................     (1,372)
                                                                          ---------
Present value of minimum lease payments.................................  $   2,374
                                                                          ---------
                                                                          ---------

10. MASTER NOTES AND CREDIT AGREEMENT

    Interest expense includes $7,016 paid to DuPont under the master notes in 1996. The interest rate charged on the notes was generally equivalent to the rate DuPont paid for its commercial paper borrowings. In conjunction with the IPO, DuPont, on June 28, 1996, contributed the $90,453 balance outstanding on the master notes to the Company as a capital contribution.

    The Company and DCEO have entered into a credit agreement (the "Credit Agreement") pursuant to which DCEO has agreed to provide a credit facility to the Company in an aggregate amount of $100,000. The Credit Agreement expires in 2001 and any loans thereunder will bear interest at LIBOR plus 25 basis points. At the Company's option, advances under the Credit Agreement are convertible into term loans with maturities up to seven years. The amounts loaned under the Credit Agreement are unsecured and the Credit Agreement contains various representations, covenants and events of default typical for financings of a similar size and nature. To date, the Company has borrowed a maximum of $35.0 million under the credit facility and at June 30, 1998 borrowings of $9.0 million were outstanding under the Credit Agreement.

11. STOCKHOLDERS' EQUITY

    Stockholders' equity at June 30 is as follows:

                                                          ADDITIONAL
                                             COMMON        PAID-IN       UNREALIZED   RETAINED
                                              STOCK        CAPITAL      HOLDING GAIN  EARNINGS
                                           -----------  --------------  ------------  ---------
Realignment and contribution of
  capital................................   $     105     $   80,860
Issuance of common stock.................          46         72,020
Unrealized holding gain..................                                $   11,583
                                                -----   --------------  ------------
  Balance at 1996........................         151        152,880         11,583
Contribution of capital..................                      3,745
Issuance of common stock.................                        117
Unrealized holding gain..................                                    10,659
Sale of investment.......................                                   (22,242)
Net income...............................                                             $  59,004
                                                -----   --------------  ------------  ---------
  Balance at 1997........................         151        156,742                     59,004
Issuance of common stock                            1          3,527
Net income...............................                                                33,532
                                                -----   --------------  ------------  ---------
  Balance at 1998........................   $     152     $  160,269     $   --       $  92,536
                                                -----   --------------  ------------  ---------
                                                -----   --------------  ------------  ---------

12. STOCK PERFORMANCE PLANS

    The Company has several stock performance plans whereby options to purchase shares of common stock or shares of restricted stock have been or can be granted to directors, officers, employees and consultants. Generally, option exercise prices are equal to the fair market value at the date of grant. Restricted stock grants do not require the payment of any cash consideration by the recipient. Matters such as vesting periods and expirations are determined on a plan-by-plan or grant-by-grant basis. A summary of stock option activity is as follows:

                                             1996                            1997                           1998
                                ------------------------------  ------------------------------  -----------------------------
                                 NUMBER OF   WEIGHTED AVERAGE    NUMBER OF   WEIGHTED AVERAGE   NUMBER OF   WEIGHTED AVERAGE
                                  SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE      SHARES     EXERCISE PRICE
                                -----------  -----------------  -----------  -----------------  ----------  -----------------
Balance at beginning of
  year........................                                     953,784       $   17.00         990,544      $   18.07
Options granted...............     953,784       $   17.00          86,976       $   29.21         507,983      $   52.10
Options forfeited.............                                     (46,640)      $   17.00         (26,930)     $   27.67
Options exercised.............                                      (3,576)      $   17.00         (68,083)     $   17.24
                                -----------                     -----------                     ----------
Balance at end of year........     953,784       $   17.00         990,544       $   18.07       1,403,514      $   30.27
                                -----------                     -----------                     ----------
                                -----------                     -----------                     ----------
Exercisable at end of year....                                     223,210       $   17.00         396,063      $   17.64
                                                                -----------                     ----------
                                                                -----------                     ----------

    Additional information related to stock options at June 30, 1998 is as follows:

                                                           OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                               -------------------------------------------  --------------------------
                                                              WEIGHTED                                     WEIGHTED
                                                               AVERAGE        WEIGHTED                      AVERAGE
                                                NUMBER OF     EXERCISE      AVERAGE LIFE     NUMBER OF     EXERCISE
EXERCISE PRICE RANGE                             SHARES         PRICE          (YEARS)        SHARES         PRICE
---------------------------------------------  -----------  -------------  ---------------  -----------  -------------
$17.00 to $18.50.............................     865,013     $   17.07             8.0        386,716     $   17.04
$27.31 to $32.50.............................       8,413     $   30.77             8.9            476     $   31.56
$35.37 to $45.88.............................      59,904     $   42.33             8.9          8,753     $   42.72
$52.75 to $71.56.............................     470,184     $   52.92             9.1            118     $   53.19

    A summary of restricted stock grant activity is as follows:

                                                 1996                          1997                           1998
                                      --------------------------  -------------------------------  --------------------------
                                       NUMBER OF   MARKET VALUE    NUMBER OF      MARKET VALUE      NUMBER OF   MARKET VALUE
                                        SHARES       PER SHARE      SHARES         PER SHARE         SHARES       PER SHARE
                                      -----------  -------------  -----------  ------------------  -----------  -------------
Balance at beginning of year........                                  94,913         $17.00            89,060     $   17.54
Restricted stock granted............      94,913     $   17.00         4,744    $18.50 to $45.88        1,755     $   17.00
Restricted stock forfeited..........                                  (9,605)        $17.00
Restricted stock issued.............                                    (992)        $17.00           (86,071)    $   17.00
                                      -----------                 -----------                      -----------
Balance at end of year..............      94,913     $   17.00        89,060         $17.54             4,744     $   27.16
                                      -----------                 -----------                      -----------
                                      -----------                 -----------                      -----------

    At June 30, 1998, there were 2,853,443 shares reserved for future grants under existing stock performance plans. The Company applies APB 25 and its related interpretations in accounting for its stock performance plans. The weighted average fair values of stock options granted in 1996, 1997 and 1998 were $9.41, $16.16 and $31.65. The weighted average fair values were determined using the Black-Scholes option-pricing model with the following assumptions: a risk-free interest rate of 6.5% for 1996 and 1997 and a risk free rate of interest of 5.5% for 1998, no dividend yield, expected term of five years and volatility of 58% for 1996 and 1997 and volatility of 68% for 1998. Had compensation cost been determined based on the fair value of stock option awards at the date of grant, net income (diluted earnings per share) would have been $26,904, $57,456 and $29,577 ($2.50, $3.76 and $1.94) in 1996, 1997 and 1998.

13. PROVISION FOR INCOME TAXES

    The provision for income taxes consists of the following:

                                                                    YEAR ENDED JUNE 30,
                                                              --------------------------------
                                                                 1996       1997       1998
                                                              ----------  ---------  ---------
Current:
  Federal...................................................  $   10,706  $  25,819  $   8,909
  State.....................................................       1,738        787      1,023
  Non-U.S...................................................       4,572      4,679      4,320
Deferred:
  Federal...................................................     (10,706)    (1,039)     1,353
  State.....................................................      (1,738)       (59)       155
  Non-U.S...................................................      (1,894)     1,098      1,367
                                                              ----------  ---------  ---------
Provision for income taxes..................................  $    2,678  $  31,285  $  17,127
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------

    The provision for income taxes differs from the amount computed by applying the federal statutory rate as a result of the following:

                                                                     YEAR ENDED JUNE 30,
                                                               -------------------------------
                                                                 1996       1997       1998
                                                               ---------  ---------  ---------
Tax at 35% statutory federal tax rate........................  $  10,123  $  31,285  $  17,490
Higher effective tax rate on non-U.S. operations.............      2,657      2,158      1,752
Tax exemption................................................     (3,081)    (4,809)    (5,870)
Change in valuation allowance................................     (7,808)      (243)
State taxes, net of federal..................................        586        633      1,258
Other........................................................        201      2,261      2,497
                                                               ---------  ---------  ---------
Provision for income taxes...................................  $   2,678  $  31,285  $  17,127
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    Deferred tax assets (liabilities) consist of the following:

                                                                                 JUNE 30, 1998
                                                                                 -------------
Deferred tax assets:
  Inventories..................................................................   $       971
  Depreciation.................................................................         2,218
  Accrued liabilities..........................................................         4,051
  Other........................................................................         1,922
                                                                                 -------------
    Deferred tax assets........................................................         9,162
                                                                                 -------------
Deferred tax liabilities:
  Depreciation.................................................................        (7,579)
  Other........................................................................        (5,021)
                                                                                 -------------
    Deferred tax liabilities...................................................       (12,600)
                                                                                 -------------
    Deferred income taxes......................................................   $    (3,438)
                                                                                 -------------
                                                                                 -------------

    Prior to the IPO, DuPont utilized various tax planning strategies and elections to minimize its total income tax expense. It is not practicable to identify the effects of these strategies and elections on the results of operations of the Company.

    In conjunction with the IPO, the Company, DuPont and DCEO entered into a tax indemnification agreement pursuant to which the Company will make payments to DuPont and/or DuPont will make payments to the Company, as appropriate, of taxes payable or receivable at the IPO date. The amount due from DuPont under the tax indemnification agreement was $256 and $571 at June 30, 1997 and 1998. The Company has a capital loss carryforward of $18,513 arising from the Realignment. Benefit from this carryforward, if and when realized, is payable to DuPont under the tax indemnification agreement.

14. GEOGRAPHIC INFORMATION

    The Company operates within a single industry segment. Geographic information as of or for the years ended June 30 is as follows:

                                                                      UNITED
                                                                      STATES      EUROPE      ASIA       TOTAL
                                                                   ------------  ---------  ---------  ----------
1996
Sales............................................................   $  121,620   $  52,910  $  38,885  $  213,415
Transfers between geographic areas...............................       14,613       2,278         79
                                                                   ------------  ---------  ---------  ----------
                                                                       136,233      55,188     38,964     213,415
                                                                   ------------  ---------  ---------  ----------
                                                                   ------------  ---------  ---------  ----------
Net income.......................................................       14,987       7,154      4,479      26,904
Identifiable assets..............................................      126,540      36,214     65,139     227,893

1997
Sales............................................................   $  145,621   $  62,988  $  52,576  $  261,185
Transfers between geographic areas...............................       21,973       1,019        649
                                                                   ------------  ---------  ---------  ----------
                                                                       167,594      64,007     53,225     261,185
                                                                   ------------  ---------  ---------  ----------
                                                                   ------------  ---------  ---------  ----------
Net income.......................................................       38,836       9,037     11,131      59,004
Identifiable assets..............................................      151,293      50,877     89,409     291,579

1998
Sales............................................................   $  152,213   $  66,953  $  52,425  $  271,591
Transfers between geographic areas...............................       22,654       2,002        603
                                                                   ------------  ---------  ---------  ----------
                                                                       174,867      68,955     53,028     271,591
                                                                   ------------  ---------  ---------  ----------
                                                                   ------------  ---------  ---------  ----------
Net income.......................................................       13,808       5,702     14,022      33,532
Identifiable assets..............................................      164,699      71,618    115,662     351,979

    Sales outside the United States of products manufactured in and exported from the United States are not significant. Products are transferred between geographic areas on a basis intended to approximate the market value of such products.

15. COMMITMENTS AND CONTINGENCIES

    The Company has executed an agreement with United Microelectronics Corporation to establish a joint venture to produce photomasks in Taiwan. There can be no assurance that the joint venture will yield results that are favorable to the Company.

    In 1998, the Company announced that it plans to build a new photomask production facility in Singapore. The site will service the growing number of semiconductor manufacturers in Singapore and the rest of Southeast Asia. Current plans are to invest $50,000 over the next five years. The Company previously announced plans for, and has begun construction on, a new photomask production facility in Gresham, Oregon. The site will service the growing number of semiconductor manufacturers in the northwest United States. Current plans are to invest $75,000 over the next four years. There can be no assurance that construction on either facility will be completed or that, if completed, either facility will yield results that are favorable to the Company.

    In 1998, the Company announced that it had entered into an agreement with Etec to upgrade its existing MEBES-Registered Trademark- electron-beam pattern generation tools. The hardware and software upgrades will enhance the capability of the tools while simultaneously increasing the speed at which they operate. As part of the agreement, Etec has purchased the use of technology developed by the Company. The tools to be upgraded currently reside throughout the Company's integrated network of production facilities. As part of the agreement, Etec is scheduled to deliver, and the Company is committed to purchase, the initial upgraded MEBES-Registered Trademark- tool in 1999, with additional tools scheduled for upgrades over the course of the next four years. There can be no assurance that the Company will be successful in upgrading its tools or that such upgraded tools will yield results that are favorable to the Company.

    Also in 1998, the Company announced the formation of a strategic alliance with Hoya Corporation ("Hoya") to develop and produce advanced photoblanks. A primary goal of the alliance will be the development of advanced photoblanks used in the production of binary and phase shift photomasks supporting the manufacture of semiconductor devices with 0.18 micron design rules and below. The companies have also agreed to exchange technical information related to the production of photoblanks. The relationship calls for Hoya to supply the Company with developmental photoblanks based on agreed-upon design and performance specifications. As part of the agreement, the Company will have exclusive rights to use photoblanks and technology developed under the relationship. Additionally, the Company has agreed to utilize Hoya's photoblanks in its photomask manufacturing operations, supplementing its internal supply. There can be no assurance that the alliance will yield results that are favorable to the Company.

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

16. UNAUDITED QUARTERLY FINANCIAL DATA

    Unaudited quarterly financial data for 1997 and 1998 is as follows:

                                                                               QUARTER
                                                      ----------------------------------------------------------
                                                          FIRST         SECOND          THIRD         FOURTH
                                                      -------------  -------------  -------------  -------------
1997
Sales...............................................  $      64,244  $      64,260  $      62,760  $      69,921
Operating profit....................................         13,740         13,962         13,920         12,261
Income before extraordinary item....................          9,015          9,433          9,722          8,592
Net income..........................................          9,015          9,433         31,964          8,592
Basic earnings per share before extraordinary
  item..............................................           0.60           0.62           0.64           0.57
Diluted earnings per share before extraordinary
  item..............................................           0.59           0.61           0.62           0.55
Basic earnings per share............................           0.60           0.62           2.12           0.57
Diluted earnings per share..........................           0.59           0.61           2.05           0.55
Basic weighted average shares outstanding...........     15,100,000     15,100,000     15,100,000     15,100,521
Diluted weighted average shares outstanding.........     15,346,912     15,539,182     15,596,131     15,597,064

1998
Sales...............................................  $      68,809  $      67,328  $      67,563  $      67,891
Operating profit....................................         13,488         11,691         11,961         12,859
Net income..........................................          9,203          8,261          7,785          8,283
Basic earnings per share............................           0.61           0.54           0.51           0.54
Diluted earnings per share..........................           0.59           0.53           0.50           0.53
Basic weighted average shares outstanding...........     15,129,611     15,165,132     15,167,645     15,255,996
Diluted weighted average shares outstanding.........     15,684,990     15,605,359     15,554,304     15,604,281