Form 10-Q
period 1998-09-30
DUPONT PHOTOMASKS INC
filed 1998-11-06
CIK 1012128

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

               For the quarterly period ended September 30, 1998

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

                           131 OLD SETTLERS BOULEVARD
                            ROUND ROCK, TEXAS 78664
                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (512) 310-6500

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of October 22, 1998, there were 15,294,696 shares of the registrant's common stock, $.01 par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                             ---------
PART I

  Item 1.    Financial Statements

             Income Statement for the Three Months Ended September 30, 1997 and 1998.......................          3

             Balance Sheet at June 30, 1998 and September 30, 1998.........................................          4

             Cash Flow Statement for the Three Months Ended September 30, 1997 and 1998....................          5

             Notes to Financial Statements.................................................................          6

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.........          8

PART II

  Item 1.    Legal Proceedings.............................................................................         13

  Item 2.    Changes in Securities.........................................................................         13

  Item 3.    Defaults Upon Senior Securities...............................................................         13

  Item 4.    Submission of Matters to a Vote of Security Holders...........................................         13

  Item 5.    Other Information.............................................................................         13

  Item 6.    Exhibits and Reports on Form 8-K..............................................................         13

             Signatures....................................................................................         14

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                                INCOME STATEMENT

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                        --------------------------
                                                                                            1997          1998
                                                                                        ------------  ------------
Sales.................................................................................  $     68,809  $     60,995
Cost of goods sold....................................................................        44,172        43,948
Selling, general and administrative expense...........................................         7,878         7,981
Research and development expense......................................................         3,271         3,866
                                                                                        ------------  ------------
Operating profit......................................................................        13,488         5,200
Other (income) expense................................................................          (202)          447
                                                                                        ------------  ------------
Income before income taxes and minority interest......................................        13,690         4,753
Provision for income taxes............................................................         4,791         1,473
                                                                                        ------------  ------------
Income before minority interest.......................................................         8,899         3,280
Minority interest in loss of majority owned joint venture.............................          (304)
                                                                                        ------------  ------------
Net income............................................................................  $      9,203  $      3,280
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Basic earnings per share..............................................................  $       0.61  $       0.21
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Basic weighted average shares outstanding.............................................    15,129,611    15,275,126
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Diluted earnings per share............................................................  $       0.59  $       0.21
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Diluted weighted average shares outstanding...........................................    15,684,990    15,613,591
                                                                                        ------------  ------------
                                                                                        ------------  ------------

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                                 BALANCE SHEET

                (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                  (UNAUDITED)

                                                                                          JUNE 30,   SEPTEMBER 30,
                                                                                            1998         1998
                                                                                         ----------  -------------
                                                      ASSETS

Current assets:
  Cash and cash equivalents............................................................  $   19,688   $    18,883
  Accounts receivable, trade...........................................................      47,471        44,319
  Accounts receivable, related parties.................................................       3,349         4,572
  Inventories..........................................................................      18,236        17,764
  Deferred income taxes................................................................       6,389         6,488
  Prepaid expenses and other current assets............................................       6,574         9,615
                                                                                         ----------  -------------
    Total current assets...............................................................     101,707       101,641
Property and equipment.................................................................     244,650       254,498
Accounts receivable, related parties...................................................       1,106         1,184
Deferred income taxes..................................................................       2,221         3,209
Other assets...........................................................................       2,295         2,071
                                                                                         ----------  -------------
    Total assets.......................................................................  $  351,979   $   362,603
                                                                                         ----------  -------------
                                                                                         ----------  -------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade..............................................................  $   30,197   $    25,790
  Accounts payable, related parties....................................................      10,391         7,095
  Short-term borrowings................................................................       2,143         1,084
  Income taxes payable.................................................................       1,828         2,863
  Other accrued liabilities............................................................      24,096        22,573
                                                                                         ----------  -------------
    Total current liabilities..........................................................      68,655        59,405
Long-term borrowings...................................................................       7,519         7,302
Long-term borrowings, related parties..................................................       9,000        25,000
Deferred income taxes..................................................................      12,048        12,117
Other liabilities......................................................................       1,800         1,845
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; 25,000,000 shares authorized; 15,258,722 and 15,294,318
    issued and outstanding.............................................................         152           153
  Additional paid-in capital...........................................................     160,269       160,965
  Retained earnings....................................................................      92,536        95,816
                                                                                         ----------  -------------
    Total liabilities and stockholders' equity.........................................  $  351,979   $   362,603
                                                                                         ----------  -------------
                                                                                         ----------  -------------

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                            ----------------------
                                                                                               1997        1998
                                                                                            ----------  ----------
Cash flows from operating activities:
  Net income..............................................................................  $    9,203  $    3,280
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.........................................................       7,569       9,002
    Other.................................................................................        (119)     (1,370)
    Cash provided (used) by changes in assets and liabilities:
      Accounts receivable.................................................................        (978)      3,296
      Inventories.........................................................................         417         569
      Prepaid expenses and other current assets...........................................       1,616      (2,579)
      Accounts payable....................................................................       8,810      (6,935)
      Other accrued liabilities...........................................................       1,209        (558)
                                                                                            ----------  ----------
        Net cash provided by operating activities.........................................      27,727       4,705
                                                                                            ----------  ----------
Cash flows from investing activities:
  Capital expenditures....................................................................     (39,689)    (18,739)
                                                                                            ----------  ----------
        Net cash used in investing activities.............................................     (39,689)    (18,739)
                                                                                            ----------  ----------
Cash flows from financing activities:
  Increase (decrease) in borrowings.......................................................         (58)     14,416
  Proceeds from issuance of common stock..................................................         958         582
                                                                                            ----------  ----------
        Net cash provided by financing activities.........................................         900      14,998
                                                                                            ----------  ----------
Effect of exchange rate changes on cash...................................................        (210)     (1,769)
                                                                                            ----------  ----------
Net decrease in cash and cash equivalents.................................................     (11,272)       (805)
Cash and cash equivalents at beginning of period..........................................      51,351      19,688
                                                                                            ----------  ----------
Cash and cash equivalents at end of period................................................  $   40,079  $   18,883
                                                                                            ----------  ----------
                                                                                            ----------  ----------

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

    The accompanying unaudited interim financial statements of DuPont Photomasks, Inc. and its subsidiaries (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in the Company's 1998 Annual Report on Form 10-K. The unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, which management considers necessary for the fair presentation of the interim periods. Results for interim periods are not necessarily indicative of results for the year.

NOTE 2--INVENTORIES

    Inventories consist primarily of raw materials.

NOTE 3--COMMITMENTS AND CONTINGENCIES

    The Company has executed an agreement with United Microelectronics Corporation to establish a joint venture to produce photomasks in Taiwan. There can be no assurance that the joint venture will yield results that are favorable to the Company. Further, the Company recently announced plans to acquire Hewlett-Packard's photomask manufacturing business. There can be no assurance that such acquisition will yield results that are favorable to the Company.

    The Company has announced that it plans to build a new photomask production facility in Singapore designed to service the growing number of semiconductor manufacturers in Southeast Asia. Plans are to invest $50,000. The Company has begun construction on, and subsequently announced a delay in completion of, a new photomask production facility in Gresham, Oregon designed to service the growing number of semiconductor manufacturers in the northwest United States. Plans are to invest $75,000. There can be no assurance that construction on either facility will be completed or that, if completed, either facility will yield results that are favorable to the Company.

    The Company has entered into an agreement with Etec to upgrade its existing MEBES-Registered Trademark- electron-beam pattern generation tools. The hardware and software upgrades will enhance the capability of the tools while simultaneously increasing the speed at which they operate. As part of the agreement, Etec has purchased the use of technology developed by the Company. The tools to be upgraded currently reside throughout the Company's integrated network of production facilities. As part of the agreement, Etec is scheduled to deliver, and the Company is committed to purchase, the initial upgraded MEBES-Registered Trademark- tool in 1999, with additional tools scheduled for upgrades over the course of the next four years. There can be no assurance that the Company will be successful in upgrading its tools or that such upgraded tools will yield results that are favorable to the Company.

    The Company has various purchase commitments incident to the normal course of business including non-refundable deposits to purchase equipment. In the aggregate, such commitments are not at prices in excess of current market. The Company is subject to litigation in the normal course of business. Management believes the effect, if any, of an unfavorable settlement of such litigation would not have a

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

NOTE 3--COMMITMENTS AND CONTINGENCIES (CONTINUED) material adverse effect on the financial position, results of operations, cash flows or liquidity of the Company.

NOTE 4--RECLASSIFICATIONS AND RESTATEMENTS

    Certain prior year balances have been reclassified to conform to 1999 presentation. In addition, the Company adopted FAS 128 in the quarter ended December 31, 1997. Earnings per share for the quarter ended September 30, 1997 have been restated to conform to the requirements of FAS 128.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the Company's financial statements and related notes thereto. References to years are to fiscal years ended June 30. Results for interim periods are not necessarily indicative of results for the year.

OVERVIEW

    Based on worldwide sales, the Company believes it is the largest photomask manufacturer in the world. It sells its products to approximately 200 customers in 20 different countries. Essentially all sales are to customers in the semiconductor manufacturing industry. The Company manufactures a broad range of photomasks based on customer-supplied design data as well as photoblanks and pellicles, the principal components of photomasks, primarily for internal consumption. The Company operates globally with established manufacturing facilities in North America, Europe and Asia.

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

RESULTS OF OPERATIONS

    SALES. Sales are comprised primarily of photomask sales to semiconductor manufacturers. Sales decreased 11.4% from $68.8 million in the quarter ended September 30, 1997 to $61.0 million in the quarter ended September 30, 1998. Sales in North America, Europe and Asia decreased from $39.4 million, $14.5 million and $14.9 million in the quarter ended September 30, 1997 to $34.9 million, $13.7 million and $12.4 million in the quarter ended September 30, 1998. Competitive pricing pressure and decreased unit volume were the primary contributors to the overall decrease in sales during this period. Average selling price decreases contributed approximately two thirds of the revenue decrease in the quarter ended September 30, 1998. The balance of the revenue decrease came from decreased unit volume. The strength of the U.S. Dollar against the Korean Won adversely impacted sales by approximately $4 million in the quarter ended September 30, 1998 as compared to the previous year. Non-photomask related revenue increased from approximately 5% of sales in the quarter ended September 30, 1997 to approximately 8% of sales in the quarter ended September 30, 1998 due to an increase in non-recurring technology revenue. The Company continues to experience an increase in demand for advanced photomasks. This shift in demand reflects what the Company believes to be a continued trend toward higher utilization of complex semiconductor devices with finer line widths.

    COST OF GOODS SOLD. Cost of goods sold consists of material, labor, depreciation and overhead. Cost of goods sold decreased 0.5% from $44.2 million in the quarter ended September 30, 1997 to $43.9 million in the quarter ended September 30, 1998 resulting primarily from higher costs associated with increased manufacturing capacity which were offset by lower costs associated with decreased sales and ongoing cost containment initiatives. As a percentage of sales, cost of goods sold increased from 64.2% in the quarter ended September 30, 1997 to 72.1% in the quarter ended September 30, 1998. The percentage of sales increase was primarily due to margin compression as a result of competitive pricing pressures, the strength of the U.S. Dollar, costs related to new facilities and costs related to continued capacity expansions at existing facilities. As the Company adds capacity to position itself for future growth, it will incur additional costs related to new facilities and costs related to capacity expansions at existing facilities.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense includes salaries of sales personnel, marketing expense, general and administrative expense and product distribution expense. Selling, general and administrative expense as a percentage of sales increased from 11.4% in the quarter ended September 30, 1997 to 13.1% in the quarter ended September 30, 1998 resulting primarily from lower sales. Selling, general and administrative expense increased 1.3% from $7.9 million in the quarter ended September 30, 1997 to $8.0 million in the quarter ended September 30, 1998. Selling, general and administrative expense in the quarter ended September 30, 1998 includes $0.6 million of separation costs related to a reduction in workforce. The Company anticipates that selling, general and administrative expense will increase in the future.

    RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists primarily of employee costs, cost of material consumed, depreciation, engineering related costs and the Company's share of costs of the limited liability company discussed below. Research and development expense increased from $3.3 million in the quarter ended September 30, 1997 to $3.9 million in the quarter ended September 30, 1998. The increase was due primarily to increased focus on research and development at the Company's facility in Ichon and the Company's joint venture participation with Advanced Micro Devices, Micron Technology and Motorola in a limited liability company called the RTC which was formed to develop advanced photomask technology and pilot line fabricate leading-edge photomasks. The Company believes that, through its participation in the RTC, it will be able to help meet the future technology needs of the semiconductor industry for advanced photomasks. There can be no assurance that the RTC will yield results that are favorable to the Company.

    The Company anticipates that research and development expense will continue to increase in absolute dollars in the future reflecting the Company's strategy of advancing its technological leadership. However, there can be no assurance that such expenditures will enable the Company to develop new technologies or to maintain its technological leadership.

    OTHER (INCOME) EXPENSE. Other (income) expense was ($0.2 million) in the quarter ended September 30, 1997 and $0.4 million in the quarter ended September 30, 1998. The increase relates primarily to interest expense on the Company's credit agreement as discussed below.

    PROVISION FOR INCOME TAXES. The Company's tax expense has been determined in accordance with FAS 109 and is based on the statutory rates in effect in the countries in which the Company operates. The Company's operations in Korea are subject to a government granted tax exemption.

    MINORITY INTEREST IN LOSS OF MAJORITY OWNED JOINT VENTURE. The minority interest impact of the Company's joint venture in China was ($0.3 million) in the quarter ended September 30, 1997. Minority interest reflects the partner's share of losses from the joint venture.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital was $33.1 million at June 30, 1998 and $42.2 million at September 30, 1998. The increase in working capital is due principally to lower accounts payable. Cash and cash equivalents were $19.7 million at June 30, 1998 and $18.9 million at September 30, 1998. Cash provided by operations was $27.7 million in the quarter ended September 30, 1997 and $4.7 million in the quarter ended September 30, 1998.

    Cash used in investing activities (capital expenditures) was $39.7 million in the quarter ended September 30, 1997 and $18.7 million in the quarter ended September 30, 1998. Management expects capital expenditures for the remainder of 1999 will be approximately $80 to $90 million. Capital expenditures have been and will be used primarily to expand the Company's manufacturing capacity and advance the Company's technical capability. The Company may in the future pursue additional acquisitions of businesses, products and technologies, or enter into other joint venture arrangements that could complement or expand the Company's business. Any material acquisition or joint venture could result in a decrease to the Company's working capital depending on the amount, timing and nature of the consideration to be paid.

    Cash provided by financing activities was $0.9 million in the quarter ended September 30, 1997 and $15.0 million in the quarter ended September 30, 1998 and, for the quarter ended September 30, 1998, primarily reflects net borrowings on the Company's credit agreement. The Company and DuPont have entered into a credit agreement (the "Credit Agreement") pursuant to which DuPont has agreed to provide a credit facility to the Company in an aggregate amount of $100.0 million. The Credit Agreement expires in 2001 and any loans thereunder will bear interest at LIBOR plus 25 basis points. At the Company's option, advances under the Credit Agreement are convertible into term loans with maturities up to seven years. To date, the Company has borrowed a maximum of $35.0 million under the credit facility and at September 30, 1998 borrowings of $25.0 million were outstanding under the Credit Agreement. The Credit Agreement contains, among other things, covenants restricting the Company's ability to incur additional debt.

    The Company's ongoing cash requirements will be for capital expenditures, acquisitions, research and development and working capital. The Company has executed an agreement with United Microelectronics Corporation to establish a joint venture to produce photomasks in Taiwan, has announced that it plans to build a new photomask production facility in Singapore, has begun construction on, and subsequently announced a delay in completion of, a new photomask production facility in Gresham, Oregon, has announced that it has entered into an agreement with Etec to upgrade its existing MEBES-Registered Trademark-electron-beam pattern generation tools and has recently announced plans to acquire Hewlett-Packard's photomask manufacturing business. These plans reflect a significant capital investment over the next five years. Management believes that cash provided by operations and the Credit Agreement will be sufficient to meet the Company's cash requirements for at least the next 12 months. Based on its current operating plans, the Company will require external financing from time to time to fund its capital expenditures. There can be no assurance that the Company will be able to obtain the additional financing required to fund these capital investments on reasonable terms, or at all.

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

    Non-U.S. operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material effect on the Company's results of operations. The Company's financial statements reflect remeasurement of items denominated in non-U.S. currencies to U.S. Dollars, the Company's functional currency. Exchange gains or losses are included in income in the period in which they occur. The Company monitors its exchange rate exposure and attempts to reduce such exposure by hedging. The Company has entered into Korean Won, French Franc and Japanese Yen forward contracts designed to reduce such exposure. There can be no assurance that such forward contracts or any other hedging activity will be available or adequate to eliminate, or even mitigate, the impact of the Company's exchange rate exposure. There can be no assurance that such risks will not have a material adverse impact on the Company's liquidity and results of operations in the future.

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

    The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures and has established a project team to address Year 2000 risks. The project team has coordinated the identification of and is coordinating the implementation of changes to computer hardware and software applications that will attempt to ensure availability and integrity of the Company's information systems and the reliability of its operational systems and manufacturing processes. The Company is also assessing the potential overall impact of the impending century change on its business, results of operations and financial position.

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

FORWARD LOOKING STATEMENTS

    Certain statements contained in this document that are not historical facts, are "forward-looking statements," as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve a number of risks and uncertainties. Such forward-looking statements may concern growth and future operating results, potential acquisitions and joint ventures, new manufacturing facilities, capital expenditures, economic climate, new products and product enhancements, the future importance of photomask technology, the demand for products, competitive factors, research and development activities and expenditures, strategic relationships with third parties, liquidity and the Company's strategy. Such forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate" or other words that convey uncertainty of future events or outcomes. Such forward-looking statements are based upon management's current plans, expectations, estimates and assumptions and are subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's business, financial position and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company. Factors which could cause or contribute to such differences include, but are not limited to, those factors set forth below which are fully discussed under the caption "Risk Factors" in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 18, 1998 as well as cautionary statements and other factors set forth elsewhere herein. Risk
Factors: (i) Capital Intensive Industry; Significant Fixed Costs, (ii) Rapid Technological Change, (iii) Relationship with and Dependence on Semiconductor Industry, (iv) Fluctuations in Quarterly and Annual Earnings, (v) Competition,
(vi) Significant International Operations, (vii) Asian Market Volatility, (viii) Manufacturing Risks, (ix) Concentration of Customers, (x) Concentration of and Dependence on Suppliers, (xi) Dependence on Management and Technical Personnel,
(xii) Control by and Relationship with DuPont, (xiii) Volatility of Market Price, (xiv) Potential Acquisitions, (xv) Intellectual Property, (xvi) Changes in Governmental Laws and Regulations, (xvii) Year 2000 Compliance and (xviii) Potential Effect of Shares Eligible for Future Sales; Registration Rights.

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

                                DUPONT PHOTOMASKS, INC.
                                (Registrant)

Date: November 6, 1998          By:           /s/ J. MICHAEL HARDINGER
                                     -----------------------------------------
                                                J. Michael Hardinger
                                     CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE
                                       OFFICER (PRINCIPAL EXECUTIVE OFFICER)

Date: November 6, 1998          By:              /s/ DAVID S. GINO
                                     -----------------------------------------
                                                   David S. Gino
                                       EXECUTIVE VICE PRESIDENT--FINANCE AND
                                         CHIEF FINANCIAL OFFICER (PRINCIPAL
                                         FINANCIAL AND ACCOUNTING OFFICER)