Form 10-Q
period 1998-12-31
DUPONT PHOTOMASKS INC
filed 1999-02-12
CIK 1012128

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

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998  COMMISSION FILE NUMBER 0-20839

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of January 26, 1999, there were 15,303,082 shares of the registrant's common stock, $.01 par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I

  Item 1. Financial Statements

        Income Statement for the Three Months Ended December 31, 1997 and 1998.............................           3

        Income Statement for the Six Months Ended December 31, 1997 and 1998...............................           4

        Balance Sheet at June 30, 1998 and December 31, 1998...............................................           5

        Cash Flow Statement for the Six Months Ended December 31, 1997 and 1998............................           6

        Notes to Financial Statements......................................................................           7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............           9

PART II

  Item 1. Legal Proceedings................................................................................          13

  Item 2. Changes in Securities............................................................................          13

  Item 3. Defaults Upon Senior Securities..................................................................          13

  Item 4. Submission of Matters to a Vote of Security Holders..............................................          13

  Item 5. Other Information................................................................................          14

  Item 6. Exhibits and Reports on Form 8-K.................................................................          14

Signatures.................................................................................................          15

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                                INCOME STATEMENT
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1997          1998
                                                                                        ------------  ------------

Sales.................................................................................  $     67,328  $     61,877

Cost of goods sold....................................................................        44,832        44,530

Selling, general and administrative expense...........................................         7,745         7,914

Research and development expense......................................................         3,060         3,866
                                                                                        ------------  ------------

Operating profit......................................................................        11,691         5,567

Other (income) expense................................................................          (246)        1,035
                                                                                        ------------  ------------

Income before income taxes and minority interest......................................        11,937         4,532

Provision for income taxes............................................................         4,059         1,405
                                                                                        ------------  ------------

Income before minority interest.......................................................         7,878         3,127

Minority interest in loss of joint venture............................................          (383)
                                                                                        ------------  ------------

Net income............................................................................  $      8,261  $      3,127
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Basic earnings per share..............................................................  $       0.54  $       0.20
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Basic weighted average shares outstanding.............................................    15,165,132    15,296,222
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Diluted earnings per share............................................................  $       0.53  $       0.20
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Diluted weighted average shares outstanding...........................................    15,605,359    15,669,911
                                                                                        ------------  ------------
                                                                                        ------------  ------------

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                                INCOME STATEMENT
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1997          1998
                                                                                        ------------  ------------

Sales.................................................................................  $    136,137  $    122,872

Cost of goods sold....................................................................        89,004        88,478

Selling, general and administrative expense...........................................        15,623        15,895

Research and development expense......................................................         6,331         7,732
                                                                                        ------------  ------------

Operating profit......................................................................        25,179        10,767

Other (income) expense................................................................          (448)        1,482
                                                                                        ------------  ------------

Income before income taxes and minority interest......................................        25,627         9,285

Provision for income taxes............................................................         8,850         2,878
                                                                                        ------------  ------------

Income before minority interest.......................................................        16,777         6,407

Minority interest in loss of joint venture............................................          (687)
                                                                                        ------------  ------------

Net income............................................................................  $     17,464  $      6,407
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Basic earnings per share..............................................................  $       1.15  $       0.42
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Basic weighted average shares outstanding.............................................    15,165,132    15,285,674
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Diluted earnings per share............................................................  $       1.12  $       0.41
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Diluted weighted average shares outstanding...........................................    15,662,657    15,641,751
                                                                                        ------------  ------------
                                                                                        ------------  ------------

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                                 BALANCE SHEET
                (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                  (UNAUDITED)

                                     ASSETS

                                                                                          JUNE 30,   DECEMBER 31,
                                                                                            1998         1998
                                                                                         ----------  ------------
Current assets:
  Cash and cash equivalents............................................................  $   19,688   $   38,864
  Accounts receivable, trade...........................................................      47,471       44,457
  Accounts receivable, related parties.................................................       3,349        2,313
  Inventories..........................................................................      18,236       17,504
  Deferred income taxes................................................................       6,389        6,992
  Prepaid expenses and other current assets............................................       6,574        8,924
                                                                                         ----------  ------------
    Total current assets...............................................................     101,707      119,054
Property and equipment.................................................................     244,650      277,656
Accounts receivable, related parties...................................................       1,106        1,300
Deferred income taxes..................................................................       2,221        2,935
Other assets...........................................................................       2,295       25,177
                                                                                         ----------  ------------
    Total assets.......................................................................  $  351,979   $  426,122
                                                                                         ----------  ------------
                                                                                         ----------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade..............................................................  $   30,197   $   18,075
  Accounts payable, related parties....................................................      10,391        9,793
  Short-term borrowings................................................................       2,143          794
  Income taxes payable.................................................................       1,828        3,125
  Other accrued liabilities............................................................      24,096       47,317
                                                                                         ----------  ------------
    Total current liabilities..........................................................      68,655       79,104
Long-term borrowings...................................................................       7,519        7,233
Long-term borrowings, related parties..................................................       9,000       49,000
Deferred income taxes..................................................................      12,048       11,972
Other liabilities......................................................................       1,800        2,156
Minority interest in net assets of joint venture.......................................                   16,394
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; 25,000,000 shares authorized;
    15,258,722 and 15,300,525 issued and outstanding...................................         152          153
  Additional paid-in capital...........................................................     160,269      161,167
  Retained earnings....................................................................      92,536       98,943
                                                                                         ----------  ------------
    Total liabilities and stockholders' equity.........................................  $  351,979   $  426,122
                                                                                         ----------  ------------
                                                                                         ----------  ------------

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                            STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                                               SIX MONTHS ENDED
                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1997        1998
                                                                                            ----------  ----------
Cash flows from operating activities:
  Net income..............................................................................  $   17,464  $    6,407
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.........................................................      15,375      18,780
    Other.................................................................................      (1,200)     (1,107)
    Cash provided (used) by changes in assets and liabilities:
      Accounts receivable.................................................................      (2,898)      5,535
      Inventories.........................................................................        (349)      1,573
      Prepaid expenses and other current assets...........................................        (984)     (1,244)
      Accounts payable....................................................................      20,386     (12,596)
      Other accrued liabilities...........................................................      (1,408)      1,755
                                                                                            ----------  ----------
        Net cash provided by operating activities.........................................      46,386      19,103
                                                                                            ----------  ----------
Cash flows from investing activities:
  Capital expenditures....................................................................     (68,414)    (32,417)
  Payment for acquisitions................................................................                 (20,547)
                                                                                            ----------  ----------
        Net cash used in investing activities.............................................     (68,414)    (52,964)
                                                                                            ----------  ----------
Cash flows from financing activities:
  Increase (decrease) in borrowings.......................................................        (160)     38,049
  Proceeds from issuance of common stock..................................................       1,055         687
  Increase in minority interest in net assets of joint venture............................                  16,394
                                                                                            ----------  ----------
        Net cash provided by financing activities.........................................         895      55,130
                                                                                            ----------  ----------
Effect of exchange rate changes on cash...................................................      (1,219)     (2,093)
                                                                                            ----------  ----------
Net increase (decrease) in cash and cash equivalents......................................     (22,352)     19,176
Cash and cash equivalents at beginning of period..........................................      51,351      19,688
                                                                                            ----------  ----------
Cash and cash equivalents at end of period................................................  $   28,999  $   38,864
                                                                                            ----------  ----------
                                                                                            ----------  ----------

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

NOTE 3--ACQUISITION

    On November 2, 1998, the Company completed the acquisition of Hewlett-Packard Company's photomask manufacturing organization, which was previously part of Hewlett-Packard's Integrated Circuit Business Division. The acquisition included the purchase of photomask production equipment, the purchase of inventory, the execution of an agreement whereby the Company becomes Hewlett-Packard's strategic photomask supplier, the execution of a technology license agreement and the hiring of employees in the Hewlett-Packard photomask manufacturing organization. Consideration for the acquisition was approximately $39,000 in cash, one half of which was paid at closing and one half of which will be paid in February 1999. The transaction was funded with a draw on the Company's existing credit agreement. There can be no assurance that the acquisition will yield results that are favorable to the Company.

NOTE 4--COMMITMENTS AND CONTINGENCIES

    The Company and United Microelectronics Corporation have established a joint venture to produce photomasks in Taiwan. There can be no assurance that the joint venture will yield results that are favorable to the Company. Furthermore, the Company announced that it plans to build a new photomask production facility in Singapore designed to service the growing number of semiconductor manufacturers in Southeast Asia. Plans are to invest $50,000. The Company began construction on, and subsequently announced a delay in completion of, a new photomask production facility in Gresham, Oregon designed to service the growing number of semiconductor manufacturers in the northwest United States. Plans are to invest $75,000. There can be no assurance that construction on either facility will be completed or that, if completed, either facility will yield results that are favorable to the Company.

    The Company entered into an agreement with Etec to upgrade its existing MEBES-Registered Trademark- electron-beam pattern generation tools. The hardware and software upgrades will enhance the capability of the tools while simultaneously increasing the speed at which they operate. As part of the agreement, Etec purchased the use of technology developed by the Company. The tools to be upgraded currently reside throughout the Company's integrated network of production facilities. As part of the agreement, Etec is scheduled to deliver, and the Company is committed to purchase, the initial upgraded MEBES-Registered Trademark- tool in 1999, with additional tools scheduled for upgrades over the course of the next four years. There can be no assurance

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                       (DOLLARS IN THOUSANDS) (CONTINUED)

                                  (UNAUDITED)

NOTE 4--COMMITMENTS AND CONTINGENCIES (CONTINUED) that the Company will be successful in upgrading its tools or that such upgraded tools will yield results that are favorable to the Company.

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

NOTE 5--RECLASSIFICATIONS AND RESTATEMENTS

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

OVERVIEW

    Based on worldwide sales, the Company believes it is the largest photomask manufacturer in the world. It sells its products to over 200 customers in 20 different countries. Essentially all sales are to customers in the semiconductor manufacturing industry. The Company manufactures a broad range of photomasks based on customer-supplied design data as well as photoblanks and pellicles, the principal components of photomasks, primarily for internal consumption. The Company operates globally with established manufacturing facilities in North America, Europe and Asia.

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

RESULTS OF OPERATIONS

    SALES. Sales are comprised primarily of photomask sales to semiconductor manufacturers. Sales decreased 8.1% from $67.3 million in the quarter ended December 31, 1997 to $61.9 million in the quarter ended December 31, 1998. Sales in North America, Europe and Asia decreased from $37.1 million, $16.8 million and $13.4 million in the quarter ended December 31, 1997 to $36.2 million, $12.4 million and $13.3 million in the quarter ended December 31, 1998. Sales decreased 9.7% from $136.1 million in the six months ended December 31, 1997 to $122.9 million in the six months ended December 31, 1998. Sales in North America, Europe and Asia decreased from $76.5 million, $31.3 million and $28.3 million in the six months ended December 31, 1997 to $71.1 million, $26.1 million and $25.7 million in the six months ended December 31, 1998. Competitive pricing pressure and decreased unit volume were the primary contributors to the overall decrease in sales during these periods. Average selling price decreases accounted for almost all of the revenue decrease in the quarter ended December 31, 1998. Average selling price decreases accounted for approximately 80% of the revenue decrease in the six months ended December 31, 1998. The balance of the revenue decrease came from decreased unit volume. However, the Company continues to experience an increase in demand for advanced photomasks. This shift in demand reflects what the Company believes to be a continued trend toward higher utilization of complex semiconductor devices with finer line widths.

    COST OF GOODS SOLD. Cost of goods sold consists of material, labor, depreciation and overhead. Cost of goods sold decreased from $44.8 million in the quarter ended December 31, 1997 to $44.5 million in the quarter ended December 31, 1998 and decreased from $89.0 million in the six months ended December 31, 1997 to $88.5 million in the six months ended December 31, 1998. The decreases result primarily from higher costs associated with increased manufacturing capacity which were more than offset by lower costs associated with decreased sales and ongoing cost containment initiatives. As a percentage of sales, cost of goods sold increased from 66.6% in the quarter ended December 31, 1997 to 72.0% in the quarter ended December 31, 1998 and increased from 65.4% in the six months ended December 31, 1997 to 72.0% in the six months ended December 31, 1998. The percentage of sales increase was primarily due to margin compression as a result of competitive pricing pressures, the strength of the U.S. Dollar, costs related to new facilities and costs related to continued capacity expansions at existing facilities. As the Company adds capacity to position itself for future growth, it will incur additional costs related to new facilities and costs related to capacity expansions at existing facilities.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense includes salaries of sales personnel, marketing expense, general and administrative expense and product distribution expense. Selling, general and administrative expense as a percentage of sales increased from 11.5% in the quarter ended December 31, 1997 to 12.8% in the quarter ended December 31, 1998 and increased from 11.4% in the six months ended December 31, 1997 to 12.9% in the six months ended December 31, 1998. The increases are primarily the result of lower sales. Selling, general and administrative expense increased 2.2% from $7.7 million in the quarter ended December 31, 1997 to $7.9 million in the quarter ended December 31, 1998 and increased 1.7% from $15.6 million in the six months ended December 31, 1997 to $15.9 million in the six months ended December 31, 1998. The Company anticipates that selling, general and administrative expense will increase in the future.

    RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists primarily of employee costs, cost of material consumed, depreciation, engineering related costs and the Company's share of costs of the limited liability company discussed below. Research and development expense increased from $3.1 million in the quarter ended December 31, 1997 to $3.9 million in the quarter ended December 31, 1998 and increased from $6.3 million in the six months ended December 31, 1997 to $7.7 million in the quarter ended December 31, 1998. The increases were due primarily to increased focus on research and development at the Company's facility in Ichon and the Company's joint venture participation with Advanced Micro Devices, Micron Technology and Motorola in a limited liability company called the RTC which was formed to develop advanced photomask technology and pilot line fabricate leading-edge photomasks. The Company believes that, through its participation in the RTC, it will be able to help meet the future technology needs of the semiconductor industry for advanced photomasks. There can be no assurance that the RTC will yield results that are favorable to the Company. The Company anticipates that research and development expense will continue to increase in absolute dollars in the future reflecting the Company's strategy of advancing its technological leadership. However, there can be no assurance that such expenditures will enable the Company to develop new technologies or to maintain its technological leadership.

    OTHER (INCOME) EXPENSE. Other (income) expense was ($0.2 million) in the quarter ended December 31, 1997 and $1.0 million in the quarter ended December 31, 1998 and was ($0.4 million) in the six months ended December 31, 1997 and $1.5 million in the six months ended December 31, 1998. The increase relates primarily to interest expense on the Company's credit agreement as discussed below.

    PROVISION FOR INCOME TAXES. The Company's tax expense has been determined in accordance with FAS 109 and is based on the statutory rates in effect in the countries in which the Company operates. The Company's operations in Korea are subject to a government granted tax exemption.

    MINORITY INTEREST IN LOSS OF JOINT VENTURE. The minority interest impact of the Company's joint venture in China was ($0.7 million) in the six months ended December 31, 1997. Minority interest reflects the partner's share of losses from the joint venture.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital was $33.1 million at June 30, 1998 and $39.9 million at December 31, 1998. The increase in working capital is due principally to higher cash resulting from partner funding of the Company's joint venture in Taiwan and lower accounts payable as offset by higher other accrued liabilities resulting form the Company's acquisition of Hewlett-Packard Company's photomask manufacturing organization. Cash and cash equivalents were $19.7 million at June 30, 1998 and $38.9 million at December 31, 1998. Cash provided by operations was $46.4 million in the six months ended December 31, 1997 and $19.1 million in the six months ended December 31, 1998.

    Cash used in investing activities (capital expenditures and payment for acquisition) was $68.4 million in the six months ended December 31, 1997 and $53.0 million in the six months ended December 31, 1998. Management expects capital expenditures for the remainder of 1999 will be approximately $60 to $70 million. Capital expenditures have been and will be used primarily to expand the Company's manufacturing capacity and advance the Company's technical capability. The Company may in the future pursue additional acquisitions of businesses, products and technologies, or enter into other joint venture arrangements that could complement or expand the Company's business. Any material acquisition or joint venture could result in a decrease to the Company's working capital depending on the amount, timing and nature of the consideration to be paid.

    Cash provided by financing activities was $0.9 million in the six months ended December 31, 1997 and $55.1 million in the six months ended December 31, 1998 and, for the six months ended December 31, 1998, primarily reflects net borrowings on the Company's credit agreement. The Company and DuPont have entered into a credit agreement (the "Credit Agreement") pursuant to which DuPont has agreed to provide a credit facility to the Company in an aggregate amount of $100.0 million. The Credit Agreement expires in 2001 and any loans thereunder will bear interest at LIBOR plus 25 basis points. At the Company's option, advances under the Credit Agreement are convertible into term loans with maturities up to seven years. To date, the Company has borrowed a maximum of $52.0 million under the credit facility and at December 31, 1998 borrowings of $49.0 million were outstanding under the Credit Agreement. The Credit Agreement contains, among other things, covenants restricting the Company's ability to incur additional debt.

    The Company's ongoing cash requirements will be for capital expenditures, acquisitions, research and development and working capital. The Company and United Microelectronics Corporation have established a joint venture to produce photomasks in Taiwan. Furthermore, the Company announced that it plans to build a new photomask production facility in Singapore, begun construction on, and subsequently delayed completion of, a new photomask production facility in Gresham, Oregon, and entered into an agreement with Etec to upgrade its existing MEBES-Registered Trademark- electron-beam pattern generation tools. These plans reflect a significant capital investment over the next five years. Management believes that cash provided by operations and the Credit Agreement will be sufficient to meet the Company's cash requirements for at least the next 12 months. Based on its current operating plans, the Company will require external financing from time to time to fund its capital expenditures. There can be no assurance that the Company will be able to obtain the additional financing required to fund these capital investments on reasonable terms, or at all.

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

    Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, in less than one year, computer systems and/or software used by many companies in a wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change. Significant uncertainty exists concerning the scope and magnitude of problems associated with the century change.

    The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures and has established a project team to address Year 2000 risks. The project team has coordinated the identification of and is coordinating the implementation of changes to computer hardware and software applications that will attempt to ensure availability and integrity of the Company's information systems and the reliability of its operational systems and manufacturing processes. The Company has also assessed the potential overall impact of the impending century change on its business, results of operations and financial position.

    The Company has reviewed its information and operational systems and manufacturing processes in order to identify those products, services or systems that are not Year 2000 compliant. As a result of this review, the Company has determined that it will be required to modify or replace certain information and operational systems so they will be Year 2000 compliant. These modifications and replacements are being, and will continue to be, made in conjunction with the Company's overall systems initiatives. The total cost of these Year 2000 compliance activities, estimated at less than $2.0 million, has not been, and is not anticipated to be, material to the Company's financial position or its results of operations. The Company expects to complete its Year 2000 project during 1999. Based on available information, the Company does not believe any material exposure to significant business interruption exist as a result of Year 2000 compliance issues. Accordingly, the Company has not adopted any formal contingency plan in the event its Year 2000 project is not completed in a timely manner. These costs and the timing in which the Company plans to complete its Year 2000 modification and testing processes are based on management's best estimates. However, there can be no assurance that the Company will timely identify and remediate all significant Year 2000 problems, that remediation efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations or financial position.

    The Company also faces risk to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis do not comply with Year 2000 requirements. The Company has initiated formal communications with significant suppliers and customers to determine the extent to which the Company is vulnerable to these third parties failure to remediate their own Year 2000 issues. In the event these third parties cannot provide the Company with products, services or systems that meet the Year 2000 requirements on a timely basis, or in the event Year 2000 issues prevent such third parties from timely delivery of products or services required by the Company, the Company's results of operations could be materially adversely affected. To the extent Year 2000 issues cause significant delays in, or cancellation of, decisions to purchase the Company's products or services, the Company's business, results of operations and financial position would be materially adversely affected.

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

    Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Meeting of Stockholders was held October 26, 1998 (the "Annual Meeting"). At the Annual Meeting, (i) the Company's eight existing directors were reelected to the Board of Directors, (ii) the Company's 1998 Employee Stock Purchase Plan was approved, (iii) the Company's Second Amended and Restated Non-employee Directors Stock Option Plan was approved, and (iv) the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ended June 30, 1999 was ratified. Votes cast at the Annual Meeting are as follows:

                                                                FOR         WITHHELD
J. Michael Hardinger......................................    13,865,986        81,560
John L. Doyle.............................................    13,865,841        81,705
John W. Himes.............................................    13,865,848        81,698
John C. Hodgson...........................................    13,865,803        81,743
Gary W. Pankonien.........................................    13,866,648        80,898
John C. Sargent...........................................    13,866,548        80,998
Marshall C. Turner........................................    13,866,103        81,443
Susan A. Vladuchick.......................................    13,866,548        80,998


                                                                FOR         AGAINST       ABSTAIN       NON-VOTE
Approval of the 1998 Employee Stock Purchase Plan.........    13,767,849       123,948        55,749
Approval of the Second Amended and Restated Non-employee
  Directors Stock Option Plan.............................    13,233,144       656,955        57,447
Ratification of the selection of PricewaterhouseCoopers
  LLP.....................................................    13,779,790         9,276         3,434       155,046

ITEM 5. OTHER INFORMATION

    STOCKHOLDER PROPOSALS. Proposals of stockholders intended to be presented at the Company's 1999 annual meeting of stockholders must be received at the Company's principal executive offices not later than May 21, 1999 in order to be included in the Company's proxy statement and form of proxy relating to the 1999 annual meeting. Pursuant to new amendments to Rule 14a-4(c) of the Securities Exchange Act of 1934, if a stockholder who intends to present a proposal at the 1999 annual meeting does not notify the Company of such proposal on or prior to August 14, 1999, then management proxies would be allowed to use their discretionary voting authority to vote on the proposal, when the proposal is raised at the 1999 annual meeting, even though there is no discussion of the proposal in the 1999 proxy statement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (A) Exhibits
      (11) Statement re Computation of Per Share Earnings
      (27) Financial Data Schedule

    (B) Reports on Form 8-K

Form 8-K, dated November 6, 1998, filed in connection with the Company's the acquisition of Hewlett-Packard Company's photomask manufacturing organization.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DUPONT PHOTOMASKS, INC.
                                (Registrant)

Date: February 12, 1999         By:           /s/ J. MICHAEL HARDINGER
                                     -----------------------------------------
                                                J. Michael Hardinger
                                     CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE
                                       OFFICER (PRINCIPAL EXECUTIVE OFFICER)

Date: February 12, 1999         By:              /s/ DAVID S. GINO
                                     -----------------------------------------
                                                   David S. Gino
                                       EXECUTIVE VICE PRESIDENT--FINANCE AND
                                         CHIEF FINANCIAL OFFICER (PRINCIPAL
                                         FINANCIAL AND ACCOUNTING OFFICER)

                                   EXHIBIT 11

                            DUPONT PHOTOMASKS, INC.

                         EARNINGS PER SHARE COMPUTATION

                DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                                           QUARTER ENDED
                                                                                         DECEMBER 31, 1997
                                                                                     --------------------------
                                                                                        BASIC        DILUTED
                                                                                     ------------  ------------
Weighted average shares outstanding................................................    15,165,132    15,165,132
Dilutive effect of stock performance plans.........................................                     440,227
                                                                                     ------------  ------------
                                                                                       15,165,132    15,605,359
                                                                                     ------------  ------------
                                                                                     ------------  ------------
Net income.........................................................................  $      8,261  $      8,261
                                                                                     ------------  ------------
                                                                                     ------------  ------------
Earnings per share.................................................................  $       0.54  $       0.53
                                                                                     ------------  ------------
                                                                                     ------------  ------------


                                                                                           QUARTER ENDED
                                                                                         DECEMBER 31, 1998
                                                                                     --------------------------
                                                                                        BASIC        DILUTED
                                                                                     ------------  ------------
Weighted average shares outstanding................................................    15,296,222    15,296,222
Dilutive effect of stock performance plans.........................................                     373,689
                                                                                     ------------  ------------
                                                                                       15,296,222    15,669,911
                                                                                     ------------  ------------
                                                                                     ------------  ------------
Net income.........................................................................  $      3,127  $      3,127
                                                                                     ------------  ------------
                                                                                     ------------  ------------
Earnings per share.................................................................  $       0.20  $       0.20
                                                                                     ------------  ------------
                                                                                     ------------  ------------

                                                                                     SIX MONTHS ENDED DECEMBER
                                                                                              31, 1997
                                                                                     --------------------------
                                                                                        BASIC        DILUTED
                                                                                     ------------  ------------
Weighted average shares outstanding................................................    15,165,132    15,165,132
Dilutive effect of stock performance plans.........................................                     497,525
                                                                                     ------------  ------------
                                                                                       15,165,132    15,662,657
                                                                                     ------------  ------------
                                                                                     ------------  ------------
Net income.........................................................................  $     17,464  $     17,464
                                                                                     ------------  ------------
                                                                                     ------------  ------------
Earnings per share.................................................................  $       1.15  $       1.12
                                                                                     ------------  ------------
                                                                                     ------------  ------------

                                                                                     SIX MONTHS ENDED DECEMBER
                                                                                              31, 1998
                                                                                     --------------------------
                                                                                        BASIC        DILUTED
                                                                                     ------------  ------------
Weighted average shares outstanding................................................    15,285,674    15,285,674
Dilutive effect of stock performance plans.........................................                     356,077
                                                                                     ------------  ------------
                                                                                       15,285,674    15,641,751
                                                                                     ------------  ------------
                                                                                     ------------  ------------
Net income.........................................................................  $      6,407  $      6,407
                                                                                     ------------  ------------
                                                                                     ------------  ------------
Earnings per share.................................................................  $       0.42  $       0.41
                                                                                     ------------  ------------
                                                                                     ------------  ------------

    At December 31, 1998, the Company had outstanding anti-dilutive commitments under its stock performance plans covering 125,650 shares.