Form 10-Q
period 1999-03-31
DUPONT PHOTOMASKS INC
filed 1999-05-07
CIK 1012128

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of April 21, 1999, there were 15,315,518 shares of the registrant's common stock, $.01 par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----

PART I

  Item 1. Financial Statements

        Income Statement for the Three Months Ended March 31, 1998 and 1999................................           3

        Income Statement for the Nine Months Ended March 31, 1998 and 1999.................................           4

        Balance Sheet at June 30, 1998 and March 31, 1999..................................................           5

        Cash Flow Statement for the Nine Months Ended March 31, 1998 and 1999..............................           6

        Notes to Financial Statements......................................................................           7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............           9

PART II

  Item 1. Legal Proceedings................................................................................          14

  Item 2. Changes in Securities............................................................................          14

  Item 3. Defaults Upon Senior Securities..................................................................          14

  Item 4. Submission of Matters to a Vote of Security Holders..............................................          14

  Item 5. Other Information................................................................................          14

  Item 6. Exhibits and Reports on Form 8-K.................................................................          14

        Signatures.........................................................................................          14

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                                INCOME STATEMENT

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                        --------------------------
                                                                                            1998          1999
                                                                                        ------------  ------------

Sales.................................................................................  $     67,563  $     67,159

Cost of goods sold....................................................................        45,191        47,419

Selling, general and administrative expense...........................................         7,055         8,657

Research and development expense......................................................         3,356         4,574
                                                                                        ------------  ------------

Operating profit......................................................................        11,961         6,509

Other expense.........................................................................           166           209
                                                                                        ------------  ------------

Income before income taxes and minority interest......................................        11,795         6,300

Provision for income taxes............................................................         4,010         2,003
                                                                                        ------------  ------------

Income before minority interest.......................................................         7,785         4,297

Minority interest in loss of joint venture............................................                        (158)
                                                                                        ------------  ------------

Net income............................................................................  $      7,785  $      4,455
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Basic earnings per share..............................................................  $       0.51  $       0.29
                                                                                        ------------  ------------

Basic weighted average shares outstanding.............................................    15,167,645    15,307,852
                                                                                        ------------  ------------

Diluted earnings per share............................................................  $       0.50  $       0.28
                                                                                        ------------  ------------

Diluted weighted average shares outstanding...........................................    15,554,304    15,918,677
                                                                                        ------------  ------------

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                                INCOME STATEMENT

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                        --------------------------
                                                                                            1998          1999
                                                                                        ------------  ------------

Sales.................................................................................  $    203,700  $    190,031

Cost of goods sold....................................................................       134,195       135,897

Selling, general and administrative expense...........................................        22,678        24,552

Research and development expense......................................................         9,687        12,306
                                                                                        ------------  ------------

Operating profit......................................................................        37,140        17,276

Other (income) expense................................................................          (282)        1,691
                                                                                        ------------  ------------

Income before income taxes and minority interest......................................        37,422        15,585

Provision for income taxes............................................................        12,860         4,881
                                                                                        ------------  ------------

Income before minority interest.......................................................        24,562        10,704

Minority interest in loss of joint venture............................................          (687)         (158)
                                                                                        ------------  ------------

Net income............................................................................  $     25,249  $     10,862
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Basic earnings per share..............................................................  $       1.67  $       0.71
                                                                                        ------------  ------------

Basic weighted average shares outstanding.............................................    15,154,129    15,293,067
                                                                                        ------------  ------------

Diluted earnings per share............................................................  $       1.62  $       0.69
                                                                                        ------------  ------------

Diluted weighted average shares outstanding...........................................    15,628,215    15,734,017
                                                                                        ------------  ------------

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                                 BALANCE SHEET

                (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                  (UNAUDITED)

                                     ASSETS

                                                                                             JUNE 30,   MARCH 31,
                                                                                               1998        1999
                                                                                            ----------  ----------
Current assets:
  Cash and cash equivalents...............................................................  $   19,688  $   51,175
  Accounts receivable, trade..............................................................      47,471      45,568
  Accounts receivable, related parties....................................................       3,349       2,690
  Inventories.............................................................................      18,236      14,879
  Deferred income taxes...................................................................       6,389       8,323
  Prepaid expenses and other current assets...............................................       6,574      11,612
                                                                                            ----------  ----------
    Total current assets..................................................................     101,707     134,247
Property and equipment....................................................................     244,650     299,803
Accounts receivable, related parties......................................................       1,106       1,248
Deferred income taxes.....................................................................       2,221       2,597
Other assets..............................................................................       2,295      24,331
                                                                                            ----------  ----------
    Total assets..........................................................................  $  351,979  $  462,226
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade.................................................................  $   30,197  $   22,515
  Accounts payable, related parties.......................................................      10,391       4,491
  Short-term borrowings...................................................................       2,143       1,519
  Income taxes payable....................................................................       1,828       3,164
  Other accrued liabilities...............................................................      24,096      27,880
                                                                                            ----------  ----------
    Total current liabilities.............................................................      68,655      59,569
Long-term borrowings......................................................................       7,519       5,510
Long-term borrowings, related parties.....................................................       9,000     100,000
Deferred income taxes.....................................................................      12,048      13,550
Other liabilities.........................................................................       1,800       2,280
Minority interest in net assets of joint venture..........................................                  16,236
Commitments and contingencies.............................................................
Stockholders' equity:
  Common stock, $.01 par value; 25,000,000 shares authorized; 15,258,722 and 15,313,152
    issued and outstanding................................................................         152         153
  Additional paid-in capital..............................................................     160,269     161,530
  Retained earnings.......................................................................      92,536     103,398
                                                                                            ----------  ----------
    Total liabilities and stockholders' equity............................................  $  351,979  $  462,226
                                                                                            ----------  ----------
                                                                                            ----------  ----------

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                                             NINE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                          ------------------------
                                                                                             1998         1999
                                                                                          -----------  -----------
Cash flows from operating activities:
  Net income............................................................................  $    25,249  $    10,862
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.......................................................       23,159       29,284
    Other...............................................................................       (1,035)      (1,505)
    Cash provided (used) by changes in assets and liabilities:
      Accounts receivable...............................................................      (13,446)       3,578
      Inventories.......................................................................          569        4,198
      Prepaid expenses and other current assets.........................................       (3,939)      (4,264)
      Accounts payable..................................................................       17,648      (12,757)
      Other accrued liabilities.........................................................        5,027        2,518
                                                                                          -----------  -----------
        Net cash provided by operating activities.......................................       53,232       31,914
                                                                                          -----------  -----------
Cash flows from investing activities:
  Capital expenditures..................................................................      (84,266)     (63,926)
  Payment for acquisitions..............................................................      (28,344)     (40,355)
                                                                                          -----------  -----------
        Net cash used in investing activities...........................................     (112,610)    (104,281)
                                                                                          -----------  -----------
Cash flows from financing activities:
  Increase in borrowings................................................................       23,769       88,253
  Proceeds from issuance of common stock................................................        1,098          876
  Increase in minority interest in net assets of joint venture..........................                    16,394
                                                                                          -----------  -----------
        Net cash provided by financing activities.......................................       24,867      105,523
                                                                                          -----------  -----------
Effect of exchange rate changes on cash.................................................         (963)      (1,669)
                                                                                          -----------  -----------
Net increase (decrease) in cash and cash equivalents....................................      (35,474)      31,487
Cash and cash equivalents at beginning of period........................................       51,351       19,688
                                                                                          -----------  -----------
Cash and cash equivalents at end of period..............................................  $    15,877  $    51,175
                                                                                          -----------  -----------
                                                                                          -----------  -----------

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

    The accompanying unaudited interim financial statements of DuPont Photomasks, Inc. and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in the company's 1998 Annual Report on Form 10-K. The unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, which management considers necessary for the fair presentation of the interim periods. Results for interim periods are not necessarily indicative of results for the year.

NOTE 2--INVENTORIES

    Inventories consist primarily of raw materials.

NOTE 3--BORROWINGS AND STOCKHOLDERS' EQUITY

    In March 1999, the company completed a secondary public offering of its common stock. The company did not receive any proceeds from the sale of common stock by E.I. du Pont de Nemours and Company. After the offering, DuPont owns approximately 54% of the company. Additionally, the Company has amended its credit agreement with DuPont to add a second credit facility with an additional borrowing capacity of $100,000. The new credit facility has a term of three years and outstanding amounts bear interest at 0.25% per annum for the first two years and LIBOR plus 0.25% per annum for the third year. The amended credit agreement contains, among other things, covenants restricting the company's ability to incur additional debt.

NOTE 4--COMMITMENTS AND CONTINGENCIES

    The company and United Microelectronics Corporation have established a joint venture to produce photomasks in Taiwan. There can be no assurance that the joint venture will yield results that are favorable to the company. Furthermore, the company began construction on a new photomask production facility in Singapore designed to service the growing number of semiconductor manufacturers in Southeast Asia. The company began construction on, and subsequently announced a delay in completion of, a new photomask production facility in Gresham, Oregon designed to service the growing number of semiconductor manufacturers in the northwest United States. There can be no assurance that construction on either facility will be completed or that, if completed, either facility will yield results that are favorable to the company.

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

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

NOTE 4--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The company has various purchase commitments incident to the normal course of business including non-refundable deposits to purchase equipment. In the aggregate, such commitments are not at prices in excess of current market. The company is subject to litigation in the normal course of business. Management believes the effect, if any, of an unfavorable settlement of such litigation would not have a material adverse effect on the financial position, results of operations, cash flows or liquidity of the company.

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

    Photomask manufacturing operations are capital intensive. Accordingly, at a given threshold of manufacturing capacity, a high proportion of the company's operating costs are fixed and remain relatively constant as sales volume increases or decreases. To the extent that the company has under-utilized production capacity, operating profit increases or decreases significantly as sales volume increases or decreases. In the early 1990's, the company had excess capacity. Therefore, as sales increased through 1997, costs associated with manufacturing remained relatively unchanged and the company's operating margin over the period increased. In 1998, the company's operating cost on an absolute basis increased more than sales. As a result, the company's operating margin declined. The company anticipates that operating costs will continue to increase as it adds capacity to position itself for future growth. If sales growth does not keep pace with increases in operating costs, operating margin will be negatively impacted.

RESULTS OF OPERATIONS

    SALES. Sales are comprised primarily of photomask sales to semiconductor manufacturers. Sales decreased 0.6% from $67.6 million in the quarter ended March 31, 1998 to $67.2 million in the quarter ended March 31, 1999. Average selling price decreases were offset by unit volume growth in this period. Sales in North America and Asia increased from $37.9 million and $11.4 million in the quarter ended March 31, 1998 to $40.1 million and $13.7 million in the quarter ended March 31, 1999 primarily as a result of increased unit volume and favorable product mix. Sales in Europe decreased from $18.3 million in the quarter ended March 31, 1998 to $13.3 million in the quarter ended March 31, 1999 primarily as a result of competitive pricing pressure. Sales decreased 6.7% from $203.7 million in the nine months ended March 31, 1998 to $190.0 million in the nine months ended March 31, 1999. Sales in North America, Europe and Asia decreased from $114.4 million, $49.6 million and $39.7 million in the nine months ended March 31, 1998 to $111.2 million, $39.4 million and $39.4 million in the nine months ended March 31, 1999. Average selling price decreases accounted for approximately 80% of the revenue decrease in this period. The balance of the revenue decrease came from decreased unit volume. However, the company continues to experience an increase in demand for advanced photomasks. This shift in demand reflects what the company believes to be a continued trend toward higher utilization of complex semiconductor devices with finer line widths.

    COST OF GOODS SOLD. Cost of goods sold consists of material, labor, depreciation and overhead. Cost of goods sold increased from $45.2 million in the quarter ended March 31, 1998 to $47.4 million in the quarter ended March 31, 1999 and increased from $134.2 million in the nine months ended March 31, 1998 to $135.9 million in the nine months ended March 31, 1999. The increases result primarily from higher costs associated with increased manufacturing capacity offset in part by ongoing cost containment initiatives. As a percentage of sales, cost of goods sold increased from 66.9% in the quarter ended

March 31, 1998 to 70.6% in the quarter ended March 31, 1999 and increased from 65.9% in the nine months ended March 31, 1998 to 71.5% in the nine months ended March 31, 1999. The percentage of sales increase was primarily due to margin compression as a result of competitive pricing pressures, the strength of the U.S. Dollar, costs related to new facilities and costs related to continued capacity expansions at existing facilities. As the company adds capacity to position itself for future growth, it will incur additional costs related to new facilities and costs related to capacity expansions at existing facilities.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense includes salaries of sales personnel, marketing expense, general and administrative expense and product distribution expense. Selling, general and administrative expense as a percentage of sales increased from 10.4% in the quarter ended March 31, 1998 to 12.9% in the quarter ended March 31, 1999 and increased from 11.1% in the nine months ended March 31, 1998 to 12.9% in the nine months ended March 31, 1999. The increase as a percentage of sales was primarily the result of lower sales. Selling, general and administrative expense increased 22.7% from $7.1 million in the quarter ended March 31, 1998 to $8.7 million in the quarter ended March 31, 1999 and increased 8.3% from $22.7 million in the nine months ended March 31, 1998 to $24.6 million in the nine months ended March 31, 1999. The increases were primarily the result of increased selling expenses in Asia associated with new ventures. The company anticipates that selling, general and administrative expense will continue to increase in the future.

    RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists primarily of employee costs, cost of material consumed, depreciation, engineering related costs and the company's share of costs of the limited liability company discussed below. Research and development expense increased from $3.4 million in the quarter ended March 31, 1998 to $4.6 million in the quarter ended March 31, 1999 and increased from $9.7 million in the nine months ended March 31, 1998 to $12.3 million in the nine months ended March 31, 1999. The increases were due primarily to increased focus on research and development at the company's facility in Ichon, the company's joint venture participation with Advanced Micro Devices, Micron Technology and Motorola in a limited liability company called the RTC which was formed to develop advanced photomask technology and fabricate leading-edge photomasks and a non-recurring technology licensing fee. The company believes that, through its participation in the RTC, it will be able to help meet the future technology needs of the semiconductor industry for advanced photomasks. There can be no assurance that the RTC will yield results that are favorable to the company. The company anticipates that research and development expense will continue to increase in absolute dollars in the future reflecting the company's strategy of advancing its technological leadership. However, there can be no assurance that such expenditures will enable the company to develop new technologies or to maintain its technological leadership.

    OTHER (INCOME) EXPENSE. Other (income) expense was $0.2 million in the quarters ended March 31, 1998 and 1999 and was ($0.3 million) in the nine months ended March 31, 1998 and $1.7 million in the nine months ended March 31, 1999. The increase during the nine months relates primarily to interest expense on the company's credit agreement as discussed below.

    PROVISION FOR INCOME TAXES. The company's tax expense has been determined in accordance with FAS 109 and is based on the statutory rates in effect in the countries in which the company operates. Certain of the company's operations are subject to a government granted tax exemptions.

    MINORITY INTEREST IN LOSS OF JOINT VENTURE. The minority interest impact of the company's joint ventures were ($0.7 million) in the nine months ended March 31, 1998 and were ($0.2 million) in the nine months ended March 31, 1999. Minority interest reflects the partner's share of losses from the joint venture.

LIQUIDITY AND CAPITAL RESOURCES

    The company's working capital was $33.1 million at June 30, 1998 and $74.7 million at March 31, 1999. The increase in working capital is due principally to higher cash resulting from borrowings on the company's credit agreement as discussed below and lower accounts payable. Cash and cash equivalents were $19.7 million at June 30, 1998 and $51.2 million at March 31, 1999. Cash provided by operations was $53.2 million in the nine months ended March 31, 1998 and $31.9 million in the nine months ended March 31, 1999.

    Cash used in investing activities (capital expenditures and payment for acquisition) was $112.6 million in the nine months ended March 31, 1998 and $104.3 million in the nine months ended March 31, 1999. Management expects capital expenditures for the remainder of 1999 will be approximately $20 million. Capital expenditures have been and will be used primarily to expand the company's manufacturing capacity and advance the company's technical capability. The company may in the future pursue additional acquisitions of businesses, products and technologies, or enter into other joint venture arrangements that could complement or expand the company's business. Any material acquisition or joint venture could result in a decrease to the company's working capital depending on the amount, timing and nature of the consideration to be paid.

    Cash provided by financing activities was $24.9 million in the nine months ended March 31, 1998 and $105.5 million in the nine months ended March 31, 1999 and primarily reflects net borrowings on the company's credit agreement. Pursuant to the company's credit agreement with DuPont, DuPont originally agreed to provide a credit facility in an aggregate amount of $100.0 million. This credit facility expires in 2001 and any loans thereunder will bear interest at LIBOR plus 25 basis points. At the company's option, advances under this credit facility are convertible into term loans with maturities up to seven years. The company has borrowed a maximum of $64.0 million under this credit facility and at March 31, 1999 no borrowings were outstanding under this credit facility. The company has amended its credit agreement with DuPont to add a second credit facility with an additional borrowing capacity of $100.0 million. The new credit facility has a term of three years and outstanding amounts bear interest at 0.25% per annum for the first two years and LIBOR plus 0.25% per annum for the third year. The company has borrowed a maximum of $100.0 million under this credit facility and at March 31, 1999 borrowings of $100.0 million were outstanding under this credit facility. The amended credit agreement contains, among other things, covenants restricting the company's ability to incur additional debt.

    The company's ongoing cash requirements will be for capital expenditures, acquisitions, research and development and working capital. The company and United Microelectronics Corporation have established a joint venture to produce photomasks in Taiwan. Furthermore, the company began construction on a new photomask production facility in Singapore, began construction on, and subsequently delayed completion of, a new photomask production facility in Gresham, Oregon, and entered into an agreement with Etec to upgrade its existing MEBES-Registered Trademark- electron-beam pattern generation tools. These plans reflect a significant capital investment over the next five years. Management believes that cash provided by operations and the credit agreement will be sufficient to meet the company's cash requirements for at least the next 12 months. Based on its current operating plans, the company will require external financing from time to time to fund its capital expenditures. There can be no assurance that the company will be able to obtain the additional financing required to fund these capital investments on reasonable terms, or at all.

    Furthermore, there can be no assurance that alternative sources of financing will be available upon expiration of the credit agreement or that alternative sources of funding will be available if the company's borrowing requirements exceed the facility. In addition, there can be no assurance that, even if funding is available, the terms thereof will be attractive to the company.

OTHER MATTERS

    CHANGING ACCOUNTING STANDARDS. In June 1998, the Financial Accounting Standards Board issued FAS 133 which is not expected to have a material impact on the company.

    CURRENCY EXPOSURES. Non-U.S. operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material effect on the company's results of operations. The company's financial statements reflect remeasurement of items denominated in non-U.S. currencies to U.S. Dollars, the company's functional currency. Exchange gains or losses are included in income in the period in which they occur. The company monitors its exchange rate exposure and attempts to reduce such exposure by hedging. The company has entered into Korean Won, French Franc and Japanese Yen forward contracts designed to reduce such exposure. There can be no assurance that such forward contracts or any other hedging activity will be available or adequate to eliminate, or even mitigate, the impact of the company's exchange rate exposure. There can be no assurance that such risks will not have a material adverse impact on the company's liquidity and results of operations in the future.

    YEAR 2000 ISSUES. Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, in less than one year, computer systems and/or software used by many companies in a wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change. Significant uncertainty exists concerning the scope and magnitude of problems associated with the century change.

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

    The company has reviewed its information and operational systems and manufacturing processes in order to identify those products, services or systems that are not Year 2000 compliant. As a result of this review, the company has determined that it will be required to modify or replace certain information and operational systems so they will be Year 2000 compliant. These modifications and replacements are being, and will continue to be, made in conjunction with the company's overall systems initiatives. As of March 31, 1999, the company has spent approximately $0.8 of the currently estimated $2.0 million total cost of the Year 2000 compliance program. Costs incurred and expected to be incurred consist of the costs of programmers, including third party consultants, utilized to write software patches and to update applications and operating systems. Funds for the Year 2000 compliance program being provided from available working capital. The company's Year 2000 project is on schedule to be completed during 1999. Based on available information, the company does not believe any material exposure to significant business interruption exist as a result of Year 2000 compliance issues. Accordingly, the company has not adopted any formal contingency plan in the event that its Year 2000 project is not promptly completed. These costs and the timing in which the company plans to complete its Year 2000 modification and testing processes are based on management's best estimates. However, there can be no assurance that the company will timely identify and remediate all significant Year 2000 problems, that remediation efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on the company's business, results of operations or financial position.

    The company also faces risk to the extent that suppliers of products, services and systems purchased by the company and others with whom the company transacts business on a worldwide basis do not comply with Year 2000 requirements. The company has initiated formal communications with significant suppliers and customers to determine the extent to which the company is vulnerable to these third parties failure to remediate their own Year 2000 issues. Areas being addressed include major third-party suppliers as well as full reviews of our manufacturing equipment, telephone and voice mail systems, security systems and other office support systems. Most of our equipment suppliers are providing patches which will be tested and installed by the end of fiscal 1999. In the event these third parties cannot provide the company with products, services or systems that meet the Year 2000 requirements on a timely basis, or in the event Year 2000 issues prevent such third parties from timely delivery of products or services required by the company, the company's results of operations could be materially adversely affected. To the extent Year 2000 issues cause significant delays in, or cancellation of, decisions to purchase the company's products or services, the company's business, results of operations and financial position would be materially adversely affected.

FORWARD LOOKING STATEMENTS

    Certain statements contained in this document that are not historical facts, are "forward-looking statements," as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve a number of risks and uncertainties. Such forward-looking statements may concern growth and future operating results, pricing pressures, potential acquisitions and joint ventures, new manufacturing facilities, capital expenditures, the global economic climate, new products and product enhancements, the future importance of photomask technology, the demand for products, competitive factors, research and development activities and expenditures, strategic relationships with third parties, liquidity and financing and the company's strategy. Such forward-looking statements are generally accompanied by words such as "intend," "may," "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate" or other words that convey uncertainty of future events or outcomes. Such forward-looking statements are based upon management's current plans, expectations, estimates and assumptions and are subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the company's business, financial position and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the company. Factors which could cause or contribute to such differences include, but are not limited to, those factors set forth below which are fully discussed under the caption "Risk Factors" in the company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 18, 1998 as well as cautionary statements and other factors set forth elsewhere herein. Risk Factors: (i) Capital Intensive Industry; Significant Fixed Costs, (ii) Rapid Technological Change,
(iii) Relationship with and Dependence on Semiconductor Industry, (iv) Fluctuations in Quarterly and Annual Earnings, (v) Competition, (vi) Significant International Operations, (vii) Asian Market Volatility, (viii) Manufacturing Risks, (ix) Concentration of Customers, (x) Concentration of and Dependence on Suppliers, (xi) Dependence on Management and Technical Personnel, (xii) Control by and Relationship with DuPont, (xiii) Volatility of Market Price, (xiv) Potential Acquisitions, (xv) Intellectual Property, (xvi) Changes in Governmental Laws and Regulations, (xvii) Year 2000 Compliance and (xviii) Potential Effect of Shares Eligible for Future Sales; Registration Rights.

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

    Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (A)  Exhibits

           (11)  Statement re Computation of Per Share Earnings

           (27)  Financial Data Schedule

    (B)  Reports on Form 8-K

Form 8-K, dated February 18, 1999, filed in connection with the company's proposed private offering of convertible subordinated notes and the company's secondary public offering registration statement.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DUPONT PHOTOMASKS, INC.
                                (Registrant)

Date: May 9, 1999               By:           /s/ J. MICHAEL HARDINGER
                                     -----------------------------------------
                                                J. Michael Hardinger
                                     CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE
                                       OFFICER (PRINCIPAL EXECUTIVE OFFICER)

Date: May 9, 1999               By:              /s/ DAVID S. GINO
                                     -----------------------------------------
                                                   David S. Gino
                                       EXECUTIVE VICE PRESIDENT--FINANCE AND
                                         CHIEF FINANCIAL OFFICER (PRINCIPAL
                                         FINANCIAL AND ACCOUNTING OFFICER)