Form 10-K405
period 1999-06-30
DUPONT PHOTOMASKS INC
filed 1999-09-21
CIK 1012128

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        For the year ended June 30, 1999

                         Commission file number 0-20839

                               ----------------

                            DUPONT PHOTOMASKS, INC.
                    (Exact name as specified in our charter)

              Delaware                                 74-2238819
   (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
   Incorporation or Organization)

                           131 Old Settlers Boulevard
                            Round Rock, Texas 78664
                  (Address of our principal executive offices)

           Our telephone number, including area code: (512) 310-6500

           Securities registered pursuant to Section 12(b) of the Act (Each class is registered on the NASDAQ National Market):

                              Title of Each Class
                         Common stock ($.01 par value)

       No securities are registered pursuant to Section 12(g) of the Act.

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Aggregate market value of voting stock held by nonaffiliates (excludes outstanding shares beneficially owned by directors and executive officers and shares held by E.I. du Pont de Nemours and Company) as of September 7, 1999, was approximately $362 million. As of such date, 15,378,623 shares of the common stock, $.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
 (Specific pages incorporated are indicated under the applicable Item herein):

                                                            Incorporated by
                                                         Reference in Part No.
                                                         ---------------------
Our proxy statement filed in connection with our 1999
 Annual Meeting of Stockholders.........................          III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DUPONT PHOTOMASKS, INC.

  Unless otherwise indicated, "we," "us" and "our" mean DuPont Photomasks, Inc. and "DuPont" means E.I. du Pont de Nemours and Company or one of its wholly owned subsidiaries. We have licensed from DuPont use of the tradename "DuPont" and the DuPont in Oval logo. All other trademarks or tradenames referred to in this document are the property of their respective owners. References in this document to "$" or "dollars" are to United States of America currency. Our year ends June 30.

                               ----------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                                     Part I

 Item 1.  Business......................................................     3

 Item 2.  Properties....................................................    17

 Item 3.  Legal Proceedings.............................................    18

 Item 4.  Submission of Matters to a Vote of Security Holders...........    18

          Executive Officers............................................    19

                                    Part II

 Item 5.  Market for Our Common Equity and Related Stockholder Matters..    20

 Item 6.  Selected Financial Data.......................................    21

             Management's Discussion and Analysis of Financial Condition
 Item 7.  and Results of Operations.....................................    22

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....    27

 Item 8.  Financial Statements and Supplementary Data...................    27

             Changes in and Disagreements with Accountants on Accounting
 Item 9.  and Financial Disclosure......................................    27

                                    Part III

 Item 10. Directors and Executive Officers..............................    28

 Item 11. Executive Compensation........................................    28

                     Security Ownership of Certain Beneficial Owners and
 Item 12. Management....................................................    28

 Item 13. Certain Relationships and Related Transactions................    28

                                    Part IV

          Exhibits, Financial Statement Schedules and Reports on Form 8-
 Item 14. K ............................................................    28

          Signatures....................................................    29

                       Note on Incorporation by Reference

  Throughout this report, various information and data are incorporated by reference to portions of our 1999 Proxy Statement. Any reference in this report to disclosures in our 1999 Proxy Statement shall constitute incorporation by reference of that specific material into this Form 10-K.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

  This document contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "anticipate," "intend," "plan," "estimate," "expect," "believe," "may," "should," "would," "will" and "could" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. We believe that it is important to communicate our future expectations. However, there may be events in the future that we are unable to accurately predict or control. The factors listed in the section captioned "Risk Factors," as well as any cautionary language in this document, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

                                     PART I

Item 1. Business

The Company

  Based on worldwide sales, we believe we are the largest photomask manufacturer in the world. Photomasks are high-purity quartz or glass plates containing precision images of integrated circuits and are used as masters by semiconductor manufacturers to optically transfer these images onto semiconductor wafers. Photomasks are a necessary component in the production of semiconductors, and advanced photomask technologies are critical to enabling the manufacture of increasingly complex semiconductor devices. We manufacture a broad range of photomasks based on customer-supplied design data, including photomasks that meet the tightest design specifications required by semiconductor manufacturers today. We sell our products to over 200 customers in 20 different countries. We believe that we are the principal merchant photomask supplier for many of our customers, including Advanced Micro Devices, Hewlett-Packard, Hyundai, LG Semicon, Lucent Technologies, Micron Technology, National Semiconductor, Philips, Samsung and STMicroelectronics. We operate globally from eleven manufacturing facilities in North America, Europe and Asia, including two joint venture facilities. We also operate the DPI Reticle Technology Center, LLC, a joint venture facility dedicated to advanced photomask technology development and fabrication of leading-edge photomasks. Our principal executive offices are located at 131 Old Settlers Boulevard, Round Rock, Texas 78664 and our telephone number at this location is (512) 310-6500.

Industry Background

  The demand for photomasks is driven largely by increases in the number of semiconductor designs and the complexity of integrated circuits. Integrated circuit designs consist of a series of separate patterns, each of which must be imaged onto a different photomask. The resulting series of photomasks is then used to successively layer the circuit patterns onto the semiconductor wafer. As a result, photomasks are a necessary component in the production of semiconductors, and advanced photomask technologies are critical to enabling the manufacture of increasingly complex semiconductor devices. In addition, advanced photomask technologies such as phase shift masks and optical proximity correction masks can extend the optical resolution of existing photolithography equipment, thereby delaying the otherwise significant investment required for new semiconductor manufacturing equipment. Growth in the photomask market has not always correlated with increases in semiconductor sales. According to industry sources, the total worldwide market for photomasks has grown from approximately $1.3 billion in 1995 to approximately $1.8 billion in 1998. We estimate that the photomask market in North America, Europe and non-Japan Asia represented approximately 50% of the worldwide market over the last five years.

  Historically, photomasks were generally designed and manufactured internally by semiconductor manufacturers in captive production facilities. Since the mid-1980s, however, the market for merchant photomask manufacturers like us has grown substantially. We estimate that during 1998 merchant photomask sales in North America, Europe and non-Japan Asia were approximately $700 million. As a result of a number of factors, including the increasing complexity and pace of technological change in the photomask industry, the emergence of reliable merchant photomask manufacturers and a trend by semiconductor manufacturers to focus capital resources on their core business, a number of semiconductor manufacturers have divested their captive photomask operations and chosen to rely on merchant photomask manufacturers for their photomask needs. Other semiconductor manufacturers who have retained captive photomask operations have increasingly turned to merchant manufacturers to produce more technically advanced photomasks rather than invest in new capital equipment. Finally, the increasing capital requirements and competitive pressures in the photomask market have contributed to a consolidation among merchant photomask manufacturers.

  As the share of the photomask market served by merchant manufacturers has increased, semiconductor manufacturers have become increasingly reliant on global manufacturers that can reliably deliver advanced photomasks. Consequently, many semiconductor manufacturers have developed strategic relationships with leading merchant photomask manufacturers to maintain a consistent source of high quality photomasks.

  We believe the demand for photomasks and the photomask industry's importance in the semiconductor manufacturing process are increasing due to the following trends:

  . Proliferation of Semiconductor Applications. Semiconductor devices of all types are continuing to proliferate into products, including cellular telephones, pagers, automobiles, medical products, household appliances and other consumer electronic products. In addition, the demand for semiconductor devices by traditional markets such as personal computers is growing significantly as semiconductor content in electronic systems increases and as personal computers expand further into homes and other new market segments. We believe that the proliferation of semiconductor applications will lead to an increase in semiconductor design activity and resulting demand for photomasks.

  . Customization of Semiconductor Designs. Growing demand for customized semiconductors generates increased demand for photomasks as each new type of semiconductor device requires additional new and often more advanced photomasks. Examples of this customization include application specific integrated circuits, application specific standard products, system-on-a-chip and a growing variety of memory products.

  . Increasing Device Complexity. Efforts to improve the performance and functionality of semiconductor devices have resulted in more complex devices. Complex devices require additional layers of patterns, and additional photomasks on which the patterns are imaged, to be manufactured. For example, the number of photomasks typically required for the manufacture of microprocessors in 1991 was 14 as compared to 25 photomasks now required for the most advanced generation of microprocessors.

  . Decreasing Size of Semiconductor Designs. The ability to produce smaller and more powerful semiconductor chips at lower costs drives the semiconductor industry's growth. As semiconductor line widths become as small and smaller than the wavelength of the illumination sources in optical lithography, the semiconductor manufacturing process becomes increasingly dependent upon high precision photomasks to deliver process results to more demanding specifications and tolerances. Future generations of wafer lithography equipment are expected to increase the need for high precision photomasks, thereby further increasing demand for advanced photomasks with tighter specifications. Development of increasingly small design features is likely to generate increased demand for advanced photomasks that can accurately and reliably replicate intricate design features.

  We believe that all of these trends in the semiconductor industry are increasing the demand for photomasks and driving the need for the continuing development of advanced photomasks.

Strategy

  Our objective is to be the world's premier global supplier of photomasks, by providing the finest service and most advanced technology to our customers, by implementing the following strategies:

  . Advance Our Technological Leadership. We intend to continue to invest in research and development and advanced equipment to enhance our technological leadership position. We believe this strategy is essential to continuing to develop and deliver leading-edge photomasks, which are required to meet the demands of the leading global semiconductor manufacturers. We also believe that by providing leading-edge photomasks we can position ourselves as the preferred provider of photomasks to our customers. For example, we are partners with Advanced Micro Devices, Micron Technology and Motorola in the DPI Reticle Technology Center, a unique facility dedicated solely to developing advanced photomask technology and fabrication processes for leading-edge photomasks. Generally, we can use the technological advancements developed by the DPI Reticle Technology Center and our advanced facility in Ichon, Korea to improve the capability and efficiency of our manufacturing facilities.

  . Expand Our Strategic Relationships with Customers. A key component of our ongoing strategy is to continue to develop and expand our strategic relationships with the world's leading semiconductor manufacturers. We believe our joint development relationships, including our alliance with Hyundai to jointly develop leading-edge photomasks and our participation in the DPI Reticle Technology Center, will enable us to share the risks and benefits of developing the next generation of photomasks. In addition, we believe these relationships will help to solidify our position as, or provide us the opportunity to become, the primary supplier of advanced photomasks and key enabling technologies to our customers.

  . Capitalize on Our Established Global Manufacturing and Customer Service Support Network. Since 1991, we have operated globally with integrated manufacturing facilities in North America, Europe and Asia. Our facilities are strategically located close to our customers, many of whom have multiple facilities located throughout the world and prefer global suppliers to serve their photomasks needs. In addition, a global data transmission network that integrates the manufacturing and delivery capabilities of these facilities, enabling efficient resource allocation and information sharing links our facilities. We believe the ability to consistently deliver high quality products and superior customer service, on a timely basis, to each customer's various facilities around the world provides us with a competitive advantage.

  . Leverage Strategic Relationships with Key Suppliers. We utilize internal skills and capabilities to develop advanced photoblanks, a critical component of photomasks, and to identify suppliers of products and materials critical to improving photomask technology. For example, we have a strategic alliance with Hoya Corporation to develop and produce advanced photoblanks supporting the manufacture of semiconductor devices with design rules of 0.18 micron and smaller. We also believe that our strategic relationships with leading equipment suppliers help ensure our ability to provide our customers with early access to the most advanced photomasks. As an example, we have an exclusive lead-time agreement with Etec Systems to significantly upgrade the capability and capacity of our MEBES(R) electron-beam pattern generation tools, which is expected to significantly expand our leading-edge photomask capability. As a result of all of the foregoing measures, we believe we can rapidly deliver to our customers the latest advances in photomask technologies.

Products and Technology

 Photomasks

  Photomasks are high-purity quartz or glass plates containing precise, microscopic images of integrated circuits that are used as masters--similar to negatives in a photographic process--to optically transfer the image of circuit patterns onto semiconductor wafers during the fabrication process. In producing a semiconductor, a photomask is usually placed in a photolithography tool, called a stepper, to make numerous reproductions of the pattern image on semiconductor wafers. This reproduction is typically accomplished by passing light through the photomask onto a photoresist that has been spin-coated onto the surface of the semiconductor wafer. The areas of the photoresist that have been exposed to light are then dissolved by chemical developers and subjected to further processing, such as etching, ion implantation and metal deposition. Successive steps of lithography, deposition and processing gradually create the multiple layers of conducting, semiconducting and insulating patterns that make up the millions of transistors found in a modern semiconductor device.

  We manufacture photomasks in accordance with semiconductor design and specification data provided on a confidential basis by our customers. The final design of each integrated circuit results in a set of precise individual circuit patterns to be imaged onto a series of separate photomasks of typically 15 to 25 separate masks. The complete set of patterned photomasks is required to manufacture the customer's integrated circuit design. Upon receipt of a customer's circuit design, we convert the design to pattern data, which controls an electron beam or laser beam that exposes the circuit pattern onto a thin layer of photosensitive polymer, called a photoresist, covering the opaque chrome layer of the photoblank. Chemical developers dissolve the exposed areas and the thin chrome layer of the photoblank is etched to replicate the customer design pattern on the photomask. Subsequently, the photomask is inspected for defects, its critical dimensions are confirmed and any defects are repaired. Pellicles are then mounted onto the masks and the masks are delivered to the customer.

  We manufacture a broad range of photomasks for varying customer applications, including applications requiring the use of leading-edge photomasks. We manufacture these products using multiple production techniques, including electron beam and laser beam exposure as well as lower cost optical exposure techniques.

  We have developed advanced photomask products for customers using leading-edge lithography technologies in three categories:

  . Advanced binary masks. Advanced binary photomasks are high quality photomasks manufactured with tight tolerances that permit our customers to use a variety of lithography technologies.

  . Phase shift masks. Phase shift masks alter the phase of the light passing through the photomask, permitting improved depth of focus and resolution on the wafer, and have additional unique characteristics.

  . Optical proximity correction masks. Optical proximity correction masks contain submicron features that help minimize optical distortions on the wafer and therefore permit improved image fidelity, and also typically require extremely tight specifications.

  The demand for these products has grown during the past two years as customers search for more cost-effective, less capital-intensive methods for improving current semiconductor fabrication yields and shrinking feature sizes. All three of these product categories provide opportunities for semiconductor manufacturers to produce more advanced products with existing lithography equipment. Therefore, we expect these advanced photomasks to enable semiconductor manufacturers to delay significant capital investment in new generation steppers.

 Photoblanks and Pellicles

  Photomasks are manufactured from photoblanks, which are highly polished quartz or glass plates coated with ultra-thin layers of chrome and photoresist. The photomask is protected from particle contamination by an ultra-thin, frame-mounted transparent film called a pellicle. The pellicle, when mounted on the photomask, creates a sealed, contamination-free environment for the photomask pattern. We manufacture both photoblanks and pellicles and we believe that our knowledge of materials used in the production photoblanks and pellicles gives us a competitive advantage in managing the supply, quality and cost of our principal component materials.

  The production of photoblanks requires ultra-pure chrome deposition on highly polished and extremely flat quartz or glass substrates. The quality and properties of photoblanks strongly affect the yield and quality of photomasks. We purchase virgin quartz substrates from a limited number of suppliers. In addition, we recycle quartz substrates that have been repolished to reduce cost and dependence on external suppliers. We manufacture approximately 70% of our requirement for photoblanks and purchase the remainder from Hoya Corporation. We have a strategic alliance with Hoya Corporation to develop and produce advanced photoblanks supporting the manufacture of semiconductor devices with 0.18 micron design rules and smaller. We believe that this alliance, coupled with our internally developed knowledge of photoblank technology, enhances our ability to develop and deliver advanced photomasks.

  Pellicles are produced from nitrocellulose or other polymer solutions that we prepare or purchase. The ultra-thin film is typically precision-coated with an anti-reflective layer to improve optical performance characteristics. We have introduced proprietary pellicle films that are specifically designed to withstand the powerful radiation found in the emerging generation of advanced steppers. We hold several patents covering various aspects of pellicle technology and from time to time may have various patents pending. Historically, we purchase approximately 30% of the pellicles we use to manufacture photomasks from third-party suppliers.

Global Manufacturing and Operations

  Since 1991, we have operated globally with established manufacturing facilities in North America, Europe and Asia. Approximately 60%, 19% and 21% of our sales in 1999 were in North America, Europe and Asia. In North America, we operate photomask manufacturing facilities in Round Rock, Texas, Santa Clara, California, and Kokomo, Indiana. Additionally, we began construction on a new photomask manufacturing facility in Gresham, Oregon, which we subsequently and indefinitely delayed. If additional capacity were to be needed, we could complete the Gresham facility within approximately six months. In Europe, our manufacturing facilities are located in Rousset, France, Hamburg, Germany and Hamilton, Scotland. In Asia, we operate a manufacturing facility in Ichon, Korea, operate joint venture facilities in Shanghai, China and Hsinchu, Taiwan and are building a new photomask production facility in Singapore. We serve semiconductor manufacturers in Japan through our support office in Tokyo, Japan and our manufacturing facilities in Ichon, Korea and Shanghai, China.

  We believe that our global presence is important for meeting the supply needs of multi-national customers on a timely basis. Close proximity to customers is important because of rapid delivery requirements and the need for frequent personal interactions. As a result, each manufacturing facility primarily supplies local semiconductor manufacturers. Moreover, each of our manufacturing facilities is connected by a global data transmission network, which allows these facilities to transfer confidential customer design data and manufacturing instructions rapidly and coordinate manufacturing responsibility with our other facilities. By being able to transfer information throughout the world with this network, we can optimize resource allocation, thereby lowering production costs while providing effective customer service on a local level.

  Each of our manufacturing sites is ISO 9002 or QS9000TE and ISO 14001 qualified. We manufacture photomasks in clean rooms designed to provide a contamination-free, temperature and humidity controlled environment. These clean rooms are similar to those used in the manufacture of semiconductors. Our historical emphasis on product research and development has carried over to process technology and has resulted in the development of production facilities equipped with state-of-the-art manufacturing equipment.

Our Customers

  We are a principal photomask supplier to many of the leading global semiconductor manufacturers. Essentially all of our sales are to customers in the semiconductor manufacturing industry. Our largest customers include the following:

   Advanced Micro Devices      Hyundai                     National Semiconductor
   AMI                         IBM                         Philips
   Atmel                       LG Semicon                  Samsung
   Delco                       LSI Logic                   Silicon Valley Group
   Fujitsu                     Lucent Technologies         STMicroelectronics
   Hewlett-Packard             Micron Technology           Texas Instruments
   Hexfet                      Motorola                    UMC Group

  In 1999, our two largest customers, Lucent Technologies and STMicroelectronics, in the aggregate, accounted for approximately 21% of our sales and each individually accounted for over 10% of our sales. Our ten largest customers, in the aggregate, accounted for more than 60% of our sales.

  We have entered into multi-year, non-exclusive supply agreements with some of our customers, including Hewlett-Packard, Hyundai, Lucent Technologies, STMicroelectronics and UMC Group. Each agreement is separately negotiated and therefore specific terms vary.

Worldwide Sales and Support

  Because each photomask is unique, we work closely with each customer to define and communicate precisely the specifications required by the customer. We sell and service our products principally through our employees based at our manufacturing sites throughout the world.

  We have established customer service centers inside several of our customers' design centers and wafer fabrication facilities. Employees located at these centers routinely interact with customer engineers to improve the accuracy of the customers' design data and documentation and ensure that the customers' order receives the appropriate priority at the manufacturing facility and that routine problems are resolved promptly. We believe that these centers located in customers' facilities reduce errors and returns and improve on-time delivery, each of which improves customer satisfaction.

Our Competition

  The photomask industry is highly competitive and most of our customers utilize more than one photomask supplier. Because of our global presence, we compete with various merchant manufacturers in each local geographic region in which we operate. In North America, we compete primarily with Align-Rite and Photronics and, to a lesser extent, with other smaller merchant photomask suppliers. In Europe, we compete with Align-Rite, Compugraphics and Photronics. In Asia, we compete with Dai Nippon Printing, Hoya Corporation, Photronics, P.K. Limited, Taiwan Mask Corporation, Toppan Printing Company and, to a lesser extent, with other smaller merchant photomask suppliers. Captive Japanese suppliers and three significant local independent suppliers predominantly serve the Japanese market. We expect that some of our competitors will expand operations to better meet the needs of customers and take advantage of new growth opportunities. In addition, captive photomask operations can, and sometimes do, sell into the merchant market.

  We believe that with the increasing importance of leading-edge photomask technology in the semiconductor manufacturing process, the ability to manufacture these advanced photomasks will be an important competitive factor. On-time delivery of defect-free photomasks at competitive prices historically has also been an important competitive factor in our industry. We also believe that our ability to develop the most advanced photomasks provides a more cost-effective alternative to the formation of captive operations, which requires significant capital investments and operating costs to develop the requisite manufacturing expertise.

Our Research and Development Initiatives

  The photomask industry has been and is expected to continue to be characterized by rapid technological change. We have historically made significant investments in research and development to improve our technological leadership. To maintain our technological leadership, we expect to be required to anticipate, respond to and utilize changing technologies.

  We, along with Advanced Micro Devices, Micron Technology and Motorola, operate the DPI Reticle Technology Center, a joint venture for developing advanced photomask technology and the fabrication of leading-edge photomasks. The DPI Reticle Technology Center is located in a fully equipped, freestanding facility adjacent to our photomask manufacturing facility in Round Rock, Texas. We believe that the collaborative effort underway at the DPI Reticle Technology Center leverages the combined strength and insights of global leaders in memory, microprocessors and advanced logic design and fabrication to accelerate the development of advanced photomasks. The joint venture is scheduled to terminate in June 2000 but can be renewed at the discretion of the members.

  We, independently and through our participation in the DPI Reticle Technology Center, intend to continue to invest in research and development to ensure our technological capabilities. We focus our research and development in three areas:

  . The enhancement of existing products by improving manufacturing techniques and technologies;

  . The development of leading-edge photomask products such as phase shift masks, masks with optical proximity correction and advanced specification masks; and

  . The development of advanced materials needed for the manufacture of leading-edge photomasks.

  We are enhancing our existing products through worldwide-integrated engineering, capital investment for improved capability and beta testing of leading-edge equipment. Product enhancements in the past led to the development of technology currently used to produce photomasks compatible with 0.25 micron semiconductor lithography. This technology is providing the platform for the development of manufacturing technologies consistent with 0.18 micron and 0.15 micron semiconductor lithography at high yields and rapid cycle times. We have been a leader in the development of leading-edge photomasks products, such as phase shift, optical proximity and advanced binary masks. Our research and development of photomask component materials is also responding to the technology demands of semiconductor manufacturers through the development of improved materials needed to produce advanced photomasks. Recent examples of such materials developments include low stress chrome blanks, pellicles with contamination-control features, pellicles that can withstand deep ultraviolet radiation and attenuated embedded chrome blanks for phase shift masks.

  We have established a research and development group that consists of trained and experienced personnel. The capabilities of this group have been augmented by its access to DuPont's corporate science and engineering resources. Elements of DuPont's material science expertise and its analytical capabilities are relevant to photomask research and development. We will continue to have access to DuPont's corporate science and engineering through 2000 pursuant to a research, development and consulting agreement with DuPont, which will provide us with a supplement to our core research and development program.

Intellectual Property

  We believe that the success of our business depends more on our proprietary technology, information, processes and know-how than on patents or trademarks. Much of our proprietary information and technology relating to our manufacturing processes is not patented and may not be patentable. Aspects of our photoblanks and pellicles technologies are, however, protected by a number of patents and patent applications. They include product patents for some types of attenuated, embedded phase shift blanks and deep ultra violet pellicles. While we consider our patents to be valuable assets, we do not believe that our competitive position is dependent on patent protection or that our operations are dependent on any individual patent. Instead, we believe that the success of our business depends primarily on our ability to maintain a lead over our competitors in developing our proprietary technology, information, processes and know-how. Nevertheless, we attempt to protect our intellectual property rights with respect to our products and manufacturing processes through patents and trade secrets when appropriate as part of our ongoing research, development and manufacturing activities. We also rely on non-disclosure agreements with employees and vendors to protect our proprietary processes.

Employees

  As of June 30, 1999, we employed approximately 1,600 people worldwide. There are no employees who are represented by a union. Our German subsidiary, however, is subject to German law, which binds it, as a member of a selected industry group, to agreements reached by industry management and employee representatives. We believe we have a good relationship with our employees.

Environmental Matters

  Our operations and our ownership of real property are subject to various environmental laws and regulations that govern, among other things, the discharge of pollutants into the air and water and the handling, use, storage, disposal and clean-up of solid and hazardous wastes. Compliance with such laws and regulations requires that we incur capital expenditures and operating costs in connection with our ongoing operations. In addition, such laws and regulations may impose liabilities on owners and operators of businesses and real property without regard to fault and such liabilities may be joint and several with other parties. More stringent environmental laws and regulations may be enacted in the future, which may require us to expend additional amounts on environmental compliance or may require modifications in our operations. Although we are unable to predict the extent of our future liability with respect to any environmental matters, we believe, based upon current information, that environmental liabilities will not be material to our financial position or results of operations. DuPont has agreed to indemnify us for any environmental contamination present on our manufacturing sites at June 13, 1996, the date of our initial public offering, or present at any such site due to the generation, use, treatment, storage, release, emission, discharge or disposal of hazardous waste or hazardous materials before such date. The Environmental Protection Agency is reviewing a potential groundwater contamination issue at our Danbury, Connecticut site under voluntary corrective action. Any such contamination is believed to be historical and therefore any environmental liabilities would be covered by the indemnification agreement with DuPont.

                                  RISK FACTORS

  You should carefully consider the following risks. The risks described below are not the only ones that we face. Our business, operating results or financial condition could be materially adversely affected by any of the following risks. The trading price of our common stock could decline due to any of these risks. You should also refer to the other information included or incorporated by reference in this document, including our financial statements and related notes.

Our Operations Are Dependent on the Activities of Semiconductor Manufacturers

  Substantially all of our sales are derived from semiconductor manufacturers. Downturns in the semiconductor industry could lead to a decrease in the demand for photomasks. The semiconductor industry is highly cyclical and has been subject to significant economic downturns at various times. Our investment in new facilities and equipment is based, in part, on the announced expansion plans of the semiconductor industry. From time to time, the semiconductor industry has developed more slowly than originally anticipated. A lack of development in the semiconductor industry in a location in which we operate or establish new facilities could have a material adverse effect on our business.

  The demand for photomasks may decrease, even when there is growth in the demand for semiconductors, due to the following factors:

  . Changes in semiconductor designs or applications, such as a reduction in customization or an increase in standardization;

  .  A reduction in design complexity;

  .  Other technological and manufacturing advances; or

  .  A slowdown in the introduction of new semiconductor designs.

Our Financial Results May Be Affected by Factors Outside of Our Control

  Our quarterly and annual operating results are affected by a wide variety of factors that could adversely affect sales or profitability or lead to significant variability of our operating results. Since our business is characterized by short-term orders and shipment schedules without a significant backlog for products, substantially all of our sales in any quarter are dependent upon orders received during that quarter, which limits our ability to respond to a changing business environment. In addition, our operating results could be affected by the following factors:

  .  Competitive and customer-driven pricing pressures;

  .  Changes in the mix of products sold;

  .  Volume of orders shipped;

  .  Market acceptance of our products and our customers' products;

  .  Our ability to meet increasing demand and delivery schedules;

  .  Fluctuations in manufacturing yields;

  .  Fluctuations in currency exchange rates;

  .  Cyclical semiconductor industry conditions;

  .  Our access to advanced process technologies; and

  .  The timing and extent of product and process development costs.

  Moreover, we are limited in our ability to reduce costs quickly in response to any revenue shortfalls due to the need to make ongoing and significant capital investments. As a result of the foregoing factors, we may experience material adverse fluctuations in our future operating results on a quarterly or annual basis. Results of operations in any period, therefore, should not be considered indicative of the results to be expected for any future period.

We May Not Obtain Sufficient Capital to Fund Our Needs

  We will need to continue to make significant capital expenditures to expand our operations and to enhance our manufacturing capability. Based on our current operating plans, we will require external financing from time to time to fund our capital expenditures. We cannot assure you that we will be able to obtain the additional capital required on reasonable terms, or at all, or that any such expansion or lack of capital will not have a material adverse effect on our business and results of operations, particularly during the start-up phase of new operations.

Our Operating Results Will Be Adversely Affected by Under-Utilized Production Capacity

  Our operations require us to incur significant fixed costs. Accordingly, increases and decreases in sales volume significantly affect our operating profits when our production capacity is not fully utilized. We anticipate that our operating costs will increase as we add capacity to position us for future growth. Our results of operations could be adversely affected to the extent that such capacity is not utilized.

Rapid Technological Change Could Render Our Products Obsolete

  Rapid technological change and new product introductions and enhancements characterize the photomask and semiconductor industries. In particular, as semiconductor pattern sizes continue to decrease, the demand for more technologically advanced photomasks is likely to increase. We believe we must continue to enhance our existing products and to develop and manufacture new products and upgrades with improved capabilities to satisfy this anticipated demand. Our inability to anticipate, respond to or utilize changing technologies could have a material adverse effect on our business and results of operations.

  Technological advances achieved by a competitor or a customer could lead to the commercial availability of alternate methods of transferring circuit designs onto semiconductor wafers without the use of photomasks. These alternatives, including direct-write lithography, could have a material adverse effect on our results of operations or financial position. Direct-write lithography writes the circuit pattern directly onto the semiconductor wafer without the use of a photomask. Although this direct-write method is currently too slow for high-volume, commercial device manufacturing, a significant advance in this technology or other technologies which transfer circuit designs without the use of photomasks would have a material adverse effect on our business and results of operations.

Our Market is Highly Competitive and Subject to Pricing Pressures

  The photomask industry is highly competitive and most of our customers use more than one photomask supplier. Our significant competitors include other merchant manufacturers of photomasks, including:

  .  Align-Rite;

  .  Compugraphics;

  .  Dai Nippon Printing;

  .  Hoya Corporation;

  .  Photronics;

  .  P.K. Limited;

  .  Taiwan Mask Corporation; and

  .  Toppan Printing Company.

  Our competitors can be expected to continue to develop and introduce new and enhanced products, any of which could cause a decline in market acceptance of our products or a reduction in our prices as a result of intensified price competition. We also compete with captive photomask operations. Beginning in the mid-1980's, a trend developed toward the divestiture or closing of captive photomask operations by semiconductor manufacturers. We cannot assure you that this trend will continue or that it will not reverse, thereby reducing the demand for photomasks produced by merchant photomask suppliers like us and increasing competition to the extent excess capacity is used to supply non-captive needs. In particular, as photomasks continue to reemerge as a critical and enabling technology in the semiconductor manufacturing process, we cannot be certain that semiconductor manufacturers will not form new captive operations to ensure that their photomask needs are met, particularly for advanced and leading-edge photomasks. Certain of our competitors may have greater financial, technical, marketing and other resources, each of which could provide them with a competitive advantage over us.

  Our ability to compete in the photomask market is primarily based on:

  .  Product quality;

  .  Delivery to schedule performance;

  .  Pricing;

  .  Technical capabilities;

  .  The location and capacity of manufacturing facilities; and

  .  Technical service.

Our International Operations Present Special Risks

  Approximately 40% of our sales in 1999 were derived from sales in non-U.S. markets. We expect sales from non-U.S. markets to continue to represent a significant portion of our total sales. Our non-U.S. operations are subject to certain risks inherent in conducting business abroad, including:

  .  Price and currency exchange controls;

  .  Fluctuations in the relative value of currencies;

  .  Restrictive governmental actions; and

  .  Difficulties in managing a global enterprise.

  Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material effect on our results of operations. Our financial statements reflect remeasurement of items denominated in non-U.S. currencies to U.S. Dollars, our functional currency. We monitor our exchange rate exposure and attempt to reduce such exposure by hedging through forward contracts. We cannot be certain that such forward contracts or any other hedging activity will be available or adequate to eliminate, or even mitigate, the impact of our exchange rate exposure. Further, we cannot assure you that such risks will not have a material adverse impact on our liquidity and results of operations in the future.

Our Operating Results Are Influenced by the Performance of Asian Economies

  In recent years, Asian economies have been highly volatile and recessionary, resulting in significant fluctuations in local currencies and other instabilities. These instabilities may continue or worsen, which could have a material adverse impact on our financial position and results of operations as approximately 21% of our sales in 1999 were derived from this region. These conditions may continue or worsen especially since we continue to expand in Asia.

We Face Risks Associated with Manufacturing Difficulties

  Our complex manufacturing processes require the use of expensive and technologically sophisticated equipment and materials and are continuously modified in an effort to improve manufacturing yields and product quality. Minute impurities or other difficulties in the manufacturing process can lower manufacturing yields and make products unmarketable. Moreover, manufacturing leading-edge photomasks is relatively more complex and time-consuming than manufacturing high-volume, less advanced photomasks, and may lead to general delays in the manufacturing of all levels of photomasks. We have, on occasion, experienced manufacturing difficulties and capacity limitations that have delayed our ability to deliver products within the time frames contracted for by our customers. We cannot assure you that we will not experience these or other manufacturing difficulties, or be subject to increased costs or production capacity constraints in the future, any of which could result in a loss of customers or could otherwise have a material adverse effect on our business and results of operations.

We Depend on a Few Significant Customers

  In 1999, our ten largest customers, in the aggregate, accounted for more than 60% of our sales. All of these customers are in the semiconductor industry. The loss of, or a significant reduction of orders from, any of these customers could have a material adverse effect on our results of operations. While we believe we have strategic relationships with a number of our customers, our customers place orders on an as-needed basis and generally can change their suppliers without penalty. In addition, recently there has been a trend toward outsourcing semiconductor manufacturing to foundries. To the extent we do not have a strategic relationship with these foundries, this trend could have a material adverse effect on our business and results of operations.

We Depend on a Limited Number of Equipment Manufacturers

  We rely on a limited number of photomask equipment manufacturers to develop and supply the equipment we use. These equipment manufacturers currently require lead times of approximately 10 to 14 months between the order and the delivery of certain photomask imaging and inspection equipment. The failure of such manufacturers to develop or deliver such equipment on a timely basis could have a material adverse effect on our business and results of operations. In addition, the manufacturing equipment necessary to produce advanced photomasks could become prohibitively expensive.

We Depend on a Limited Number of Raw Materials Suppliers

  We have a limited number of long-term supply agreements with our raw materials suppliers. In addition, we have historically relied primarily on a limited number of suppliers for the quartz plates used in the manufacture of photoblanks, which are a key component in the manufacture of photomasks. Any disruption in our supply relationships or increases in prices, particularly related to quartz plates, could result in delays or reductions in product shipments by us or increases in product costs that could have a material adverse effect on our business and operating results. In the event of such disruption, we cannot assure you that we could develop alternative sources within reasonable time frames, or if developed, that these sources would provide supplies or equipment at prices comparable with those charged by our suppliers before such disruption.

We Depend on a Limited Number of Management and Technical Personnel

  Our continued success depends, in part, upon key managerial, engineering and technical personnel as well as our ability to continue to attract and retain additional personnel. In the past, certain key personnel have left us to pursue other opportunities. The loss of certain key personnel could have a material adverse effect on our business or results of operations. There can be no assurance that we can retain our key managerial, engineering and technical employees. Our growth may be dependent on our ability to attract new highly skilled and qualified personnel. There can be no assurance that its recruiting efforts to attract and retain such personnel will be successful.

DuPont Controls All Stockholder Votes

  DuPont currently owns approximately 55% of our outstanding common stock. As a result, DuPont is able to:

  . Control the vote of most matters submitted to our stockholders, including any merger, consolidation or sale of all or substantially all of our assets;

  .  Elect the members of our board of directors; and

  .  Prevent or cause a change in control of our company.

We Must Integrate and Manage Our Recent Acquisitions and Joint Ventures

  From time to time we have made various acquisitions and entered into joint venture arrangements intended to complement or expand our business. For example, we recently entered into transactions with Hyundai, UMC Group and Hewlett-Packard. The success of these transactions will depend on our ability to:

  .  Attract, train and retain additional personnel;

  .  Integrate acquired production equipment with our operations; and

  .  Utilize any resulting additional production capacity.

  The success of any joint venture will also depend on our ability to achieve cooperation with our joint venture partner. We may encounter difficulties in integrating acquired assets with our operations and managing any joint ventures. Furthermore, we may not realize the benefits we anticipated when we entered into these transactions. Any of the foregoing could have a material adverse effect on our business and results of operations.

We Are Subject to Risks Associated with Future Acquisitions or Joint Ventures

  We may in the future pursue acquisitions of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. The negotiation of potential acquisitions or joint ventures as well as the integration of an acquired business, product or technology could require us to incur significant costs and cause diversion of management's time and resources. Future acquisitions by us could result in the following consequences:

  .  Dilutive issuances of equity securities;

  .  The incurrence of debt and contingent liabilities;

  .  Amortization of goodwill and other intangibles;

  .  Research and development write-offs; and

  .  Other acquisition-related expenses.

  Further, we cannot be certain that any acquired business, product or technology will be successfully integrated with our operations or that we will receive the intended benefits of any acquisition or joint ventures.

We May Be Unable to Enforce or Defend Our Ownership and Use of Proprietary Technology

  We believe that the success of our business depends more on our proprietary technology, information and processes and know-how than on patents or trademarks. Much of our proprietary information and technology relating to manufacturing processes is not patented and may not be patentable. We cannot assure you:

  .  That we will be able to adequately protect our technology;

  . That competitors will not be able to independently develop similar technology;

  . That the claims allowed on any patents we hold will be sufficiently broad to protect our technology; or

  . That foreign intellectual property laws will adequately protect our intellectual property rights.

  We may become the subject of infringement claims or legal proceedings by third parties with respect to current or future products or processes. Any such claims or litigation, with or without merit, to enforce or protect our intellectual property rights or to defend our company against claimed infringement of the rights of others could result in substantial costs and diversion of resources, product shipment delays or force us to enter into royalty or license agreements rather than dispute the merits of these claims. Any of the foregoing could have a material adverse effect on our business, results of operations and financial position.

We May Be Unprepared for Changes in Environmental Laws and Regulations

  We are subject to numerous environmental laws and regulations which impose various environmental controls on, among other things, the discharge of pollutants into the air and water and the handling, use, storage, disposal and clean-up of solid and hazardous wastes. Changes in these laws and regulations may have a material adverse effect on our financial position and results of operations. Any failure by us to adequately comply with such laws and regulations could subject us to significant future liabilities.

Year 2000 Issues Expose Us to Liability

  We recognize the need to reduce the extent to which our operations will be adversely impacted by Year 2000 software failures and have established a project team to assess Year 2000 risks. The project team has coordinated the identification of and is coordinating the implementation of changes to computer hardware and software applications that will attempt to ensure the availability and integrity of our information systems and the reliability of our operational systems and manufacturing processes. We are also assessing the potential overall impact of the impending century change on our business, results of operations and financial position.

  The total cost of our Year 2000 compliance activities has not been, and is not expected to be, material to our results of operations. Although we have used our best estimates to project the time and expense associated with the completion of our Year 2000 modification and testing processes, we cannot assure you that we will identify and address all significant Year 2000 problems in a prompt and cost-effective manner. Such Year 2000 problems, if not fixed, could have a material adverse effect on our business, results of operations and financial position.

  We also face risk to the extent that suppliers of products, services and systems purchased by us and others with whom we transact business on a worldwide basis do not comply with Year 2000 requirements. In the event any such third party cannot promptly provide us with products, services or systems that meet the Year 2000 requirements, or in the event Year 2000 issues prevent such third parties from prompt delivery of products or services required by us, our results of operations could be materially adversely affected. In addition, Year 2000 issues could cause significant delays in, or cancellations of, decisions to purchase our products or services, which would have a material adverse effect on our business, results of operations and financial position.

We Face Uncertainty Implementing a New Global Information System

  We are in the process of implementing a new enterprise-wide software system that replaces our existing financial, human resources and manufacturing information systems. We cannot assure you that this conversion will be successful or that it will yield benefits to us.

Our Market Price Is Volatile

  The market price of our common stock has been and can be expected to be significantly affected by factors such as:

  .  Quarterly variations in our results of operations;

  . The announcement of new products or product enhancements by us or our competitors;

  .  Technological innovations by us or our competitors;

  .  Changes in earnings estimates or buy/sell recommendations by analysts;

  .  The operating and stock price performance of other comparable companies;
     and

  . General market conditions or market conditions specific to particular industries.

  In particular, the stock prices for many companies in the technology sector have experienced wide fluctuations that have often been unrelated to the operating performance of such companies. Such fluctuations may adversely affect the market price of our common stock.

Our Stock Price May Be Affected When Additional Shares Are Sold

  If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. Such sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and place that we deem appropriate. DuPont beneficially owns 8,400,000 shares of common stock. DuPont has advised us that it expects to continue to reduce its ownership interest in our company over time, subject to prevailing market conditions. We have granted DuPont certain rights with respect to the registration of shares of our common stock held by DuPont, including the right to require that we register under the Securities Act of 1933 the sale of all or part of the shares it holds, and to include such shares in a registered offering of securities by us for DuPont.

Item 2. Properties

 We conduct manufacturing operations throughout the world. Our operations are ISO 9002 or QS9000TE and ISO 14001 qualified. We believe that our facilities are adequate and suitable for their respective uses. The table below presents certain information relating to our manufacturing and support facilities.

                                    Floor Space      Type of
             Location              in Square Feet    Interest         Use
             --------              -------------- -------------- --------------
North America
  Round Rock, Texas...............     54,000         Owned        Photomasks
  Kokomo, Indiana.................     42,000         Owned        Photomasks
  Santa Clara, California.........     38,000         Leased       Photomasks
  Gresham, Oregon (delayed
   completion)....................     70,000         Owned        Photomasks
  Poughkeepsie, New York..........     23,000         Owned       Photoblanks
  Danbury, Connecticut............     55,000         Owned        Pellicles
  Round Rock, Texas...............     17,000         Owned         Research
  Round Rock, Texas...............     27,000         Owned      Administration
Europe
  Rousset, France.................     24,000         Leased       Photomasks
  Hamburg, Germany................     22,000         Leased       Photomasks
  Hamilton, Scotland..............     15,000         Owned        Photomasks
Asia
  Ichon, Korea....................    102,000         Owned        Photomasks
  Shanghai, China.................     16,000     Jointly Leased   Photomasks
  Singapore (under construction)..     50,000         Owned        Photomasks
  Hsinchu, Taiwan.................      6,000     Jointly Leased   Photomasks
  Tokyo, Japan....................      1,000         Leased        Support

  We own most of the manufacturing equipment in our facilities. The research facility in Round Rock is leased to the DPI Reticle Technology Center and contains primarily manufacturing equipment leased by the DPI Reticle Technology Center from a third party. Facilities and property located in Santa Clara and Hamburg are leased under leases that expire in 2001 and 2022. We also maintain customer service data centers in leased facilities in Mesa, Arizona, Beaverton, Oregon and Dallas, Texas.

  A number of our facilities are in seismically active areas. Although we have obtained business interruption insurance, a major catastrophe such as an earthquake or other natural disaster at any of our sites could result in a prolonged interruption of our business.

Item 3. Legal Proceedings

  We are not currently involved in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

                               EXECUTIVE OFFICERS

  The following table sets forth the name, age as of June 30, 1999 and position with DuPont Photomasks of each person who is an executive officer or director of DuPont Photomasks.

          Name           Age                              Position(s)
          ----           ---                              ----------
Marshall C. Turner......  57 Chairman of our Board and Chief Executive Officer
Preston M. Adcox........  56 President and Chief Operating Officer
Paul S. Chipman.........  42 Executive Vice President--Technology and Chief Technology Officer
Gerard Cognie...........  55 Executive Vice President--European Operations
David S. Gino...........  41 Executive Vice President--Finance and Chief Financial Officer
John M. Lynn............  41 Executive Vice President, General Counsel and Secretary
Kenneth A. Rygler.......  55 Executive Vice President--Worldwide Marketing and Strategic Planning
Chulwoo Won.............  47 Executive Vice President--Asia Pacific Operations

  Marshall C. Turner is our Chairman of our Board of Directors and Chief Executive Officer, positions he assumed on an interim basis in June 1999 until a permanent replacement is appointed. An independent consultant, he has been a venture capital principal or operating executive in technology industries for 26 years. From its inception in 1981 through 1998, he was a general partner of Taylor & Turner Associates, Ltd., the general partner of several venture capital partnerships. Mr. Turner is Vice-Chairman of the Board of the Public Broadcasting Service and of the Smithsonian Museum of Natural History. He serves as a director of Alliance Technology Fund, Splitrock Services, Inc., three privately held companies and the George Lucas Educational Foundation. He has been one of our directors since April 1996.

  Preston M. Adcox is our President and Chief Operating Officer. He joined DuPont in 1967 and has held a number of manufacturing and technology management positions. He became a Managing Director in DuPont's semiconductor materials business in 1988 and had global responsibility for DuPont's photomask operations until 1996. He was a member of the Board of Directors of Etec Systems from 1990 to early 1995. Since 1988, he has served on the Board of Directors of Semi-Sematech, an organization representing U.S. equipment and material suppliers to the semiconductor manufacturing industry.

  Paul S. Chipman is our Executive Vice President--Technology and Chief Technology Officer, a position he has held since March 1999. He joined us as a result of our acquisition of Perkin Elmer's photomask operations in 1990 and has held a number of manufacturing and technology management positions. He is also general manager of the DPI Reticle Technology Center, LLC.

  Gerard Cognie is our Executive Vice President--European Operations and the Chairman of the Board of DuPont Photomasks (France) S.A. He joined DuPont in 1968 and from 1988 to 1996 served as the Director of DuPont's European photomask operations and from 1985 to 1996 served as the Director of Electronics for DuPont France.

  David S. Gino is our Executive Vice President--Finance and Chief Financial Officer. Before assuming his position with us, he was Chief Financial Officer and Controller of Master Images, a photomask manufacturer, until DuPont acquired it in 1987. He held a number of financial and business management positions with DuPont's semiconductor materials, imaging systems and printing and publishing businesses.

  John M. Lynn is our Executive Vice President and General Counsel. He also serves as Corporate Secretary. He joined DuPont in 1980 as a chemical engineer and then, after a departure for law school, rejoined DuPont as a lawyer in 1985. He held a number of legal advisory positions with DuPont before joining us in 1997.

  Kenneth A. Rygler is our Executive Vice President--Worldwide Marketing and Strategic Planning. He joined DuPont in 1964 and held numerous sales, marketing, planning and business development management positions.

  Chulwoo Won is our Executive Vice President--Asia Pacific Operations. Mr. Won joined DuPont in 1980 and became actively engaged with the photomask business in 1989. He was named vice president of the Asia Pacific region in 1995 until his appointment as one of our executive officers in 1997.

  Our executive officers are appointed annually by our Board of Directors in accordance with our Bylaws.

                                    PART II

Item 5. Market for Our Common Equity and Related Stockholder Matters

  Our common stock is quoted on the Nasdaq National Market under the symbol "DPMI." The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the Nasdaq National Market.

                                                                  High     Low
                                                                 ------- -------
Year Ended June 30, 1998:
  First Quarter................................................. $74 1/8 $46 3/4
  Second Quarter................................................  72 7/8  27 3/4
  Third Quarter.................................................  47 7/8  25 3/8
  Fourth Quarter................................................  58      28 7/8
Year Ending June 30, 1999:
  First Quarter................................................. $38 1/2 $19 3/4
  Second Quarter................................................  43 7/8  16 7/8
  Third Quarter.................................................  51 1/4  36 1/2
  Fourth Quarter................................................  50 3/4  36
Year Ended June 30, 2000:
  First Quarter (through September 7, 1999).....................  54 3/4  39

  We have not paid any dividends on our capital stock and do not intend to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings to finance future growth of our business. Future dividends, if any, will be determined by our board of directors.

Item 6. Selected Financial Data

  The following tables set forth our selected financial data. The data for the three years ended June 30, 1999 has been derived from the audited financial statements appearing elsewhere in this document. The data for the years ended June 30, 1995 and 1996 and as of June 30, 1997 has been derived from audited financial statements not appearing in this document. The following data should be read in conjunction with our financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

                                           Year Ended June 30,
                               ------------------------------------------------
                                 1995      1996      1997      1998      1999
                               --------  --------  --------  --------  --------
                                  (in thousands, except per share data)
Income Statement Data:
Sales........................  $161,514  $213,415  $261,185  $271,591  $264,015
Cost of goods sold...........   120,512   142,200   163,319   179,369   187,427
Selling, general and
 administrative expense......    21,803    25,167    31,611    29,509    33,944
Research and development
 expense.....................     8,777     9,162    12,372    12,714    16,835
                               --------  --------  --------  --------  --------
Operating profit.............    10,422    36,886    53,883    49,999    25,809
Other (income) expense.......     6,464     7,964    (1,284)       27       717
                               --------  --------  --------  --------  --------
Income before income taxes,
 minority interest and
 extraordinary item..........     3,958    28,922    55,167    49,972    25,092
Provision for income taxes...               2,678    19,308    17,127     7,763
                               --------  --------  --------  --------  --------
Income before minority
 interest and extraordinary
 item........................     3,958    26,244    35,859    32,845    17,329
Minority interest in joint
 ventures....................      (161)     (660)     (903)     (687)       59
                               --------  --------  --------  --------  --------
Income before extraordinary
 item........................     4,119    26,904    36,762    33,532    17,270
Extraordinary item...........                       (22,242)
                               --------  --------  --------  --------  --------
Net income...................  $  4,119  $ 26,904  $ 59,004  $ 33,532  $ 17,270
                               ========  ========  ========  ========  ========
Basic earnings per share
 before extraordinary item...  $    .39  $   2.51  $   2.44  $   2.21  $   1.13
Diluted earnings per share
 before extraordinary item...  $    .39  $   2.50  $   2.37  $   2.15  $   1.09
Basic weighted average shares
 outstanding.................    10,500    10,727    15,101    15,180    15,299
Diluted weighted average
 shares outstanding..........    10,500    10,743    15,520    15,612    15,780

                                                 June 30,
                               ------------------------------------------------
                                 1995      1996      1997      1998      1999
                               --------  --------  --------  --------  --------
                                              (in thousands)
Balance Sheet Data:
Cash and cash equivalents....  $  8,412  $ 20,179  $ 51,351  $ 19,688  $ 61,311
Working capital..............    16,405    34,458    66,082    33,052    71,134
Property and equipment.......   113,124   123,048   162,310   244,650   312,240
Total assets.................   171,701   227,893   291,579   351,979   480,406
Long-term borrowings.........     4,265     9,324    10,473     7,519     4,659
Long-term borrowings, related
 parties.....................   125,570                         9,000   100,000

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this document.

Overview

  Based on worldwide sales, we believe we are the largest photomask manufacturer in the world. We sell our products to over 200 customers in 20 different countries. Essentially all of our sales are to customers in the semiconductor manufacturing industry. We manufacture a broad range of photomasks based on customer-supplied design data. We also manufacture photoblanks and pellicles, the principal components of photomasks, primarily for internal consumption. We operate globally with established manufacturing facilities in North America, Europe and Asia.

  The demand for photomasks is driven primarily by semiconductor design activity. A number of recent trends have fueled growth in photomasks, including:

  .  The proliferation of semiconductor applications;

  .  Increasing customization of semiconductor designs;

  .  Growing complexity of semiconductor devices; and

  .  Decreasing feature size of semiconductor designs.

These trends have increased the importance of photomask technology in the semiconductor manufacturing process. Primarily as a result of these trends, our annual sales increased an average of 13.9% from 1995 to 1999.

  Due to a downturn in the semiconductor industry and corresponding photomask industry over-capacity, our sales decreased 2.8% from $271.6 million in 1998 to $264.0 million in 1999. Competitive pricing pressure was the primary contributor to the overall decrease in sales during this period.

  Photomask manufacturing operations are capital intensive. Accordingly, at a given threshold of manufacturing capacity, a high proportion of our operating costs are fixed and remain relatively constant as sales volume increases or decreases. To the extent that we have under-utilized production capacity, operating profit increases or decreases significantly as sales volume increases or decreases. In the early 1990's, we had excess capacity. As sales increased through 1997, costs associated with manufacturing remained relatively unchanged and our operating margin over the period increased. In 1998 and 1999, our operating costs on an absolute basis increased more than our sales. As a result, our operating margin declined. In 2000, we anticipate that our operating costs will continue to increase as we add capacity to position ourselves for future growth. If our sales growth does not keep pace with increases in operating costs, our operating margin will decline further.

Results of Operations

  The following table sets forth selected financial information expressed as a percentage of sales for the periods indicated.

                                                           Year Ended June
                                                                 30,
                                                          -------------------
                                                          1997   1998   1999
                                                          -----  -----  -----
Sales.................................................... 100.0% 100.0% 100.0%
Cost of goods sold.......................................  62.6   66.0   71.0
Selling, general and administrative expense..............  12.1   10.9   12.8
Research and development expense.........................   4.7    4.7    6.4
                                                          -----  -----  -----
Operating profit.........................................  20.6   18.4    9.8
Other (income) expense...................................  (0.5)          0.3
                                                          -----  -----  -----
Income before income taxes, minority interest and
 extraordinary item......................................  21.1   18.4    9.5
Provision for income taxes...............................   7.4    6.3    3.0
                                                          -----  -----  -----
Income before minority interest and extraordinary item...  13.7   12.1    6.5
Minority interest in joint ventures......................  (0.4)  (0.2)
                                                          -----  -----  -----
Income before extraordinary item.........................  14.1   12.3    6.5
Extraordinary item.......................................  (8.5)
                                                          -----  -----  -----
Net income...............................................  22.6%  12.3%   6.5%
                                                          =====  =====  =====

 Year Ended June 30, 1999 Compared to Year ended June 30, 1998

  Sales. Sales are comprised primarily of photomask sales to semiconductor manufacturers. Sales decreased 2.8% from $271.6 million in 1998 to $264.0 million in 1999. From 1998 to 1999, sales increased in North America from $152.2 million to $157.4 million, sales decreased in Europe from $67.0 million to $51.8 million and sales increased in Asia from $52.4 million to $54.8 million. Competitive pricing pressure was offset by increased unit volume during this period. Europe's sales decrease was primarily due to significant price erosion associated with competitive pricing pressure. We experienced average selling price decreases of approximately 11% in 1999. Unit volume increased approximately 6% in 1999. We continue to experience an increase in demand for advanced photomasks, those with design technology of 0.25 micron and below, which now represent approximately 22% of our sales. This shift in demand reflects what we believe to be a continued trend toward higher utilization of complex semiconductor devices with finer line widths.

  Cost of Goods Sold. Cost of goods sold consists of material, labor, depreciation and overhead. Cost of goods sold increased from $179.4 million in 1998 to $187.4 million in 1999. The increase resulted primarily from higher costs associated with increased manufacturing capacity offset in part by lower costs associated with decreased sales and cost containment initiatives. As a percentage of sales, cost of goods sold increased from 66.0% in 1998 to 71.0% in 1999. The percentage of sales increase was primarily due to margin compression as a result of competitive pricing pressures, costs related to new facilities and costs related to continued capacity expansions at existing facilities. As we add capacity to position ourselves for future growth, we will incur additional costs related to new facilities and costs related to capacity expansions at existing facilities.

  Selling, General and Administrative Expense. Selling, general and administrative expense includes salaries of sales personnel, marketing expense, general and administrative expense and product distribution expense. Since January 1996, selling, general and administrative expense includes fees incurred by us under transitional agreements with DuPont. Selling, general and administrative expense as a percentage of sales increased from 10.9% in 1998 to 12.8% in 1999. In addition, selling, general and administrative expense increased 15.0% from $29.5 million in 1998 to $33.9 million in 1999 as a result of new facilities and initiatives and incentive compensation expense at targeted levels. We anticipate that selling, general and administrative expense will increase in the future.

  Research and Development Expense. Research and development expense consists primarily of employee costs, cost of material consumed, depreciation, engineering related costs and our share of costs of the DPI Reticle Technology Center. Research and development expense increased from $12.7 million in 1998 to $16.8 million in 1999. The increase was due primarily to increased focus on research and development at our facility in Ichon and our joint venture participation with Advanced Micro Devices, Micron Technology and Motorola in the DPI Reticle Technology Center, which was formed to develop advanced photomask technology and fabricate leading-edge photomasks. We believe that, through our participation in the DPI Reticle Technology Center, we will be able to help meet the future technology needs of the semiconductor industry for advanced photomasks. We anticipate that research and development expense will continue to increase in absolute dollars in the future reflecting our strategy of advancing our technological leadership. However, there can be no assurance that such expenditures will enable us to develop new technologies or to maintain our technological leadership.

  Other (Income) Expense. Other (income) expense was negligible in 1998 and $0.7 million in 1999. The increase relates primarily to increased interest expense as a result of borrowings drawn on our credit agreement as discussed below.

  Provision for Income Taxes. Our tax expense has been determined in accordance with FAS 109 and is based on the statutory rates in effect in the countries in which we operate. Our effective tax rate was 34% for 1998 and was 31% for 1999. Certain of our operations in Asia are subject to government granted tax exemptions.

  Minority Interest in Joint Ventures. The minority interest impact of our joint venture manufacturing facilities was ($0.7 million) in 1998 and was negligible in 1999. Minority interest reflects the partners' share of the joint ventures' operations.

 Year Ended June 30, 1998 Compared to Year Ended June 30, 1997

  Sales. Sales increased 4.0% from $261.2 million in 1997 to $271.6 million in 1998. From 1997 to 1998, sales increased in North America from $145.6 million to $152.2 million, sales increased in Europe from $63.0 million to $67.0 million and sales decreased in Asia from $52.6 million to $52.4 million. A continued increase in the demand for advanced photomasks, which have higher average selling prices, was a primary contributor to the overall increase in sales during these periods. This shift in demand reflects what we believe to be a continued trend toward higher utilization of complex semiconductor devices with finer line widths. Product mix-related average selling price increases contributed approximately one-half of the revenue growth in 1998. The balance of the revenue growth came from increased unit volume. The strength of the U.S. Dollar against the Korean Won, and to a lesser extent, the German Mark and French Franc, adversely impacted sales by approximately $15 million in 1998 and thus adversely impacted sales growth in 1998 as compared to the previous year.

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

  Research and Development Expense. Research and development expense increased from $12.4 million in 1997 to $12.7 million in 1998. The increase was due primarily to expenses arising from our joint venture participation in the DPI Reticle Technology Center.

  Other (Income) Expense. Interest income was $2.1 million in 1997 and $0.1 million in 1998. Interest income results from short-term investment of our cash balances. Exchange loss consists of net gains and losses resulting from the remeasurement of our accounts denominated in non-U.S. currencies into U.S. Dollars, which is our functional currency. Exchange loss was $0.8 million in 1997 compared to $0.2 million in 1998 primarily due to fluctuations of the U.S. Dollar against the Korean Won, German Mark and French Franc. Exchange loss is net of the impact of hedging activities designed to reduce exchange rate exposure.

  Provision for Income Taxes. Our tax expense has been determined in accordance with FAS 109 and is based on the statutory rates in effect in the countries in which we operate. Our effective tax rate was 35% in 1997 and was 34% in 1998.

  Minority Interest in Joint Ventures. The minority interest impact of our joint venture manufacturing facilities was ($0.9 million) in 1997 compared to ($0.7 million) in 1998, reflecting the partners' share of losses from the joint ventures.

  Extraordinary Item. In January 1997, we sold our entire investment in Etec Systems common stock. Aggregate net proceeds from the sale of $39.2 million were used in operations. We realized a $34.2 million gain on the sale. The related provision for income taxes was $12.0 million.

Liquidity and Capital Resources

  Our working capital was $33.1 million at June 30, 1998 and $71.1 million at June 30, 1999. The increase in working capital is due principally to higher cash resulting from borrowings on our credit agreement. Cash and cash equivalents were $19.7 million at June 30, 1998 and $61.3 million at June 30, 1999. Cash provided by operating activities decreased from $87.9 million in 1998 to $65.0 million in 1999 primarily due to lower net income.

  Cash used in investing activities, including capital expenditures and payments for acquisitions, was $128.5 million in 1998 and $128.1 million in 1999. Management expects capital expenditures for 2000 will be approximately $125 million. Capital expenditures have been and will be used primarily to expand our manufacturing capacity and advance our technical capability. We may in the future pursue additional acquisitions of businesses, products and technologies, or enter into other joint venture arrangements that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid.

  Cash provided by financing activities was $9.9 million in 1998 and $106.2 million in 1999 and, for 1999, primarily reflects net borrowings on our credit agreement. Pursuant to our credit agreement with DuPont, DuPont originally agreed to provide a credit facility in an aggregate amount of $100.0 million. This credit facility expires in 2001 and any loans thereunder will bear interest at LIBOR plus 0.25% per annum. At our option, advances under this credit facility are convertible into term loans with maturities up to seven years. We had borrowed a maximum of approximately $69 million under this credit facility and, at June 30, 1999, no borrowings were outstanding under this credit facility. We have amended our credit agreement with DuPont to add a second credit facility with an additional borrowing capacity of $100.0 million. The new credit facility has a term of three years and outstanding amounts bear interest at 0.25% per annum for the first two years and LIBOR plus 0.25% per annum for the third year. We have borrowed a maximum of $100.0 million under this credit facility and, at June 30, 1999, borrowings of $100.0 million were outstanding under this credit facility. The amended credit agreement contains, among other things, covenants restricting our ability to incur additional debt.

  Our ongoing cash requirements will be for capital expenditures, acquisitions, research and development and working capital. We have established a joint venture with UMC Group to produce photomasks in Taiwan. We also began construction on a new photomask production facility in Gresham, Oregon that we subsequently and indefinitely delayed. If additional capacity were to be needed, we could complete the Gresham facility within approximately six months. In addition, we began construction on a new photomask production facility in

Singapore. Further, we have entered into an agreement with Etec Systems to upgrade our existing MEBES(R) electron-beam pattern generation tools. These plans reflect a significant capital investment over the next five years. Management believes that cash provided by operations and the credit agreement will be sufficient to meet our cash requirements for at least the next 12 months. Based on our current operating plans, we will require external financing from time to time to fund our capital expenditures. There can be no assurance that we will be able to obtain the additional financing required to fund these capital investments on reasonable terms, or at all.

  Furthermore, there can be no assurance that alternative sources of financing will be available upon expiration of the DuPont credit facilities or that alternative sources of funding will be available if our borrowing requirements exceed the facilities. In addition, there can be no assurance that, even if funding is available, the terms thereof will be attractive.

Other Matters

  Changing Accounting Standards. In June 1998, the Financial Accounting Standards Board issued FAS 133 which is not expected to have a material impact on our results.

  Foreign Currency Exposure. Non-U.S. operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material effect on our results of operations. Our financial statements reflect remeasurement of items denominated in non-U.S. currencies to U.S. Dollars, our functional currency. Exchange gains or losses are included in income in the period in which they occur. We monitor our exchange rate exposure and attempt to reduce such exposure by hedging. We have entered into Korean Won, French Franc, German Mark, Japanese Yen and Singapore Dollar forward contracts designed to reduce such exposure. There can be no assurance that such forward contracts or any other hedging activity will be available or adequate to eliminate, or even mitigate, the impact of our exchange rate exposure. There can be no assurance that such risks will not have a material adverse impact on our liquidity and results of operations in the future.

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

  We recognize the need to ensure our operations will not be adversely impacted by Year 2000 software failures and have established a project team to address Year 2000 risks. The project team has coordinated the identification of, and is coordinating the implementation of, changes to computer hardware and software applications that will attempt to ensure availability and integrity of our information systems and the reliability of our operational systems and manufacturing processes. We have also assessed the potential overall impact of the impending century change on our business, results of operations and financial position.

  We have reviewed our information and operational systems and manufacturing processes to identify those products, services or systems that are not Year 2000 compliant. As a result of this review, we have determined that we will be required to modify or replace certain information and operational systems so they will be Year 2000 compliant. These modifications and replacements are being, and will continue to be, made in conjunction with our overall systems initiatives. As of June 30, 1999, we have spent approximately $1.1 million of the currently estimated $2.0 million total cost of the Year 2000 compliance program. Costs incurred and expected to be incurred consist of the costs of programmers, including third-party consultants, utilized to write software patches and to update applications and operating systems. Funds for the Year 2000 compliance program are being provided from available working capital. Our Year 2000 project is on schedule to be completed during 1999. Based on available information, we do not believe any material exposure to significant business interruption exists as a result of Year 2000 compliance issues. Accordingly, we have not adopted any formal contingency plan in the event that our Year 2000 project is not promptly completed. These costs and the timing in which our plans to complete our Year 2000 modification and testing processes are based on management's best estimates. However, there can be no assurance that we will sufficiently identify and remediate all significant Year 2000 problems, that remediation efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on our business, results of operations or financial position.

  We also face risk to the extent that suppliers of products, services and systems purchased by us and others with whom we transact business on a worldwide basis do not comply with Year 2000 requirements. We have initiated formal communications with significant suppliers and customers to determine the extent to which we are vulnerable to failures by these third parties to remediate their own Year 2000 issues. Areas being addressed include major third-party suppliers as well as full reviews of our manufacturing equipment, telephone and voice mail systems, security systems and other office support systems. Most of our equipment suppliers are providing patches that will be tested and installed by the end of 1999. In the event these third parties cannot promptly provide us with products, services or systems that meet the Year 2000 requirements, or in the event Year 2000 issues prevent such third parties from timely delivery of products or services required by us, our results of operations could be materially adversely affected. To the extent Year 2000 issues cause significant delays in, or cancellation of, decisions to purchase our products or services, our business, results of operations and financial position would be materially adversely affected.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  Non-U.S. operations are subject to certain risks inherent in conducting business abroad, including fluctuation in the relative value of currencies. We monitor exchange rate exposure and attempt to reduce such exposure by hedging. We have entered into Korean Won, French Franc, German Mark, Japanese Yen and Singapore Dollar forward contracts designed to reduce our exchange rate exposure. At June 30, 1999, we held forward contracts with a notional amount of approximately $2.3 million, a carrying amount of approximately $2.5 million and an unrealized loss of approximately $0.2 million. The strength of the U.S. Dollar against the Korean Won, and to a lesser extent, the German Mark and French Franc, adversely impacted sales by approximately $15 million in 1998 and thus adversely impacted sales growth in 1998 as compared to the previous year.

Item 8. Financial Statements and Supplementary Data

  Index to Financial Statements:

                                                                     Page(s)
                                                                   -----------
   Report of Independent Accountants..............................         F-1
   Income Statement for the Three Years Ended June 30, 1999.......         F-2
   Balance Sheet at June 30, 1998 and 1999........................         F-3
   Statement of Cash Flows for the Three Years Ended June 30,
    1999..........................................................         F-4
   Notes to Financial Statements.................................. F-5 to F-13

  All Schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                    PART III

  Information with respect to the following Items is incorporated by reference to the pages indicated in our Proxy Statement filed in connection with our 1999 Annual Meeting of Stockholders. However, information regarding executive officers is contained in Part I of this report (page 19) pursuant to General Instruction G(3) of this Form 10-K.

Item 10. Directors and Executive Officers

                                                                        Page(s)
                                                                        --------
   Election of Directors............................................... 10 to 12
   Compliance With Section 16(a) of the Exchange Act................... 23

Item 11. Executive Compensation

                                                                        Page(s)
                                                                        --------
   Executive Compensation and Other Information........................ 27 to 29
   Director Compensation............................................... 29 to 30

Item 12. Security Ownership of Certain Beneficial Owners and Management

                                                                        Page(s)
                                                                        --------
   Beneficial Ownership of Securities.................................. 19 to 20

Item 13. Certain Relationships and Related Transactions

                                                                        Page(s)
                                                                        --------
   Transactions and Relationship Between Us and DuPont................. 20 to 23

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) The following financial statements, financial statement schedules and exhibits are filed as a part of this Report:

  1. Financial statements--see Index to Financial Statements on page

  2. Financial statement schedules--see Index to Financial Statements on page


  3. Exhibits--see Index to Exhibits on page

  (b) Reports on Form 8-K

    Our report on Form 8-K, dated June 9, 1999, announcing that J. Michael Hardinger stepped down as our Chief Executive Officer and Chairman of our Board.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

  Date: September 20, 1999

                                          DuPont Photomasks, Inc.

                                                   /s/ David S. Gino
                                          By: _________________________________
                                                       David S. Gino
                                             Executive Vice President--Finance
                                                and Chief Financial Officer

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints, John M. Lynn and David S. Gino, and each or any of them, his or her true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated:

                 Name                            Title                   Date
                 ----                            -----                   ----

      /s/ Marshall C. Turner           Chairman of our Board and  September 20, 1999
______________________________________  Chief Executive Officer
          Marshall C. Turner            (Principal Executive
                                        Officer)

       /s/ Preston M. Adcox            President and Chief        September 20, 1999
______________________________________  Operating Officer
           Preston M. Adcox

        /s/ David S. Gino              Executive Vice President-- September 20, 1999
______________________________________  Finance and Chief
            David S. Gino               Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

        /s/ John L. Doyle              Director                   September 20, 1999
______________________________________
            John L. Doyle

        /s/ John W. Himes              Director                   September 20, 1999
______________________________________
            John W. Himes

       /s/ John C. Hodgson             Director                   September 20, 1999
______________________________________
           John C. Hodgson

      /s/ Gary W. Pankonien            Director                   September 20, 1999
______________________________________
          Gary W. Pankonien

     /s/ Susan Vladuchick Sam          Director                   September 20, 1999
______________________________________
         Susan Vladuchick Sam

       /s/ John C. Sargent             Director                   September 20, 1999
______________________________________
           John C. Sargent

                               INDEX TO EXHIBITS

  A single asterisk below indicates an exhibit previously filed with the Securities and Exchange Commission as an exhibit to our Registration Statement on Form S-1, Registration No. 333-3386 (the "IPO Registration Statement"), such exhibit being incorporated herein by reference. A double asterisk below indicates an exhibit previously filed with the Securities and Exchange Commission as an exhibit to the our Annual Report on Form 10-K for the year ended June 30, 1997 (the "1997 Form 10-K"), such exhibit being incorporated herein by reference. A triple asterisk below indicates an exhibit previously filed with the Securities and Exchange Commission as an exhibit to the our Annual Report on Form 10-K for the year ended June 30, 1998 (the "1998 Form 10-K"), such exhibit being incorporated herein by reference. Unless otherwise indicated, the number of the exhibit below is also the number of such exhibit as filed with the IPO Registration Statement, the 1997 Form 10-K or the 1998 Form 10-K.

 Exhibit
 Number
 -------
  3.1    Certificate of Incorporation of the Company, as amended and restated
         on April 3, 1996*
  3.2    Bylaws, as amended on December 31, 1995*
  4.1    Specimen Certificate for Common Stock*
 10.1    Transitional Administrative Services Agreement between the Company and
         E.I. du Pont de Nemours and Company dated as of January 1, 1996*
 10.2    Environmental Indemnification Agreement between the Company and E.I.
         du Pont de Nemours dated April 30, 1996*
 10.3    Amended Bonus Plan, as adopted by the Company's Board of Directors on
         October 28, 1996**
 10.4    Second Amended and Restated Non-employee Directors Stock Option Plan as adopted by the Company's Board of Directors on July 27, 1998***
 10.5    Amended and Restated Stock Performance Plan as adopted by the
         Company's Board of Directors on June 9, 1997**
 10.6    Founders Stock Option Plan, as adopted by the Company's Board of
         Directors on March 26, 1996*
 10.7    Registration Rights Agreement between the Company and DuPont Chemical and Energy Operations, Inc. dated as of December 31, 1995*
 10.8    Tax Indemnification Agreement among the Company, DuPont Chemical and
         Energy Operations, Inc. and E.I. du Pont de Nemours and Company dated
         May 14, 1996*
 10.9    Amended Credit Agreement between the Company and DuPont Chemical and
         Energy Operations, Inc. dated as of March 9, 1999
 10.10   Letter Agreement between J. M. Hardinger and E.I. du Pont de Nemours and Company dated as of September 21, 1995*
 10.11   Research, Development and Consulting Agreement between the Company and
         E.I. du Pont de Nemours and Company dated as of January 1, 1996*
 10.12   Business Transfer Agreement between DuPont Korea, Ltd. and DuPont
         Photomasks Korea, Ltd. Dated December 22, 1995*
 10.13   Form of Indemnification Agreement between the Company and its
         Directors and Officers*
 10.14   Corporate Tradename and Trademark Agreement between the Company and
         E.I. du Pont de Nemours and Company dated May 7, 1998***
 10.15   Amended 1997 Stock Option and Restricted Stock Plan as adopted by the
         Company's Board of Directors on September 2, 1999
 10.16   1998 Employee Stock Purchase Plan as adopted by the Company's Board of
         Directors on July 27, 1998***
 11      Statement re Computation of Per Share Earnings
 21      List of principal subsidiaries of the Company
 23      Consent of PricewaterhouseCoopers LLP
 24      Power of Attorney (included on the signature page contained in Part IV hereof)
 27      Financial Data Schedule

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of DuPont Photomasks, Inc.

  In our opinion, the accompanying balance sheet and the related income statement and statement of cash flows present fairly, in all material respects, the financial position of DuPont Photomasks, Inc. and its subsidiaries at June 30, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Austin, Texas
July 27, 1999

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                                INCOME STATEMENT
                (Dollars in thousands, except per share amounts)

                                                 Year Ended June 30,
                                         -------------------------------------
                                            1997         1998         1999
                                         -----------  -----------  -----------
Sales................................... $   261,185  $   271,591  $   264,015
Cost of goods sold......................     163,319      179,369      187,427
Selling, general and administrative
 expense................................      31,611       29,509       33,944
Research and development expense........      12,372       12,714       16,835
                                         -----------  -----------  -----------
Operating profit........................      53,883       49,999       25,809
Other (income) expense..................      (1,284)          27          717
                                         -----------  -----------  -----------
Income before income taxes, minority
 interest and extraordinary item........      55,167       49,972       25,092
Provision for income taxes..............      19,308       17,127        7,763
                                         -----------  -----------  -----------
Income before minority interest and
 extraordinary item.....................      35,859       32,845       17,329
Minority interest in joint ventures.....        (903)        (687)          59
                                         -----------  -----------  -----------
Income before extraordinary item........      36,762       33,532       17,270
Extraordinary item......................     (22,242)
                                         -----------  -----------  -----------
Net income.............................. $    59,004  $    33,532  $    17,270
                                         ===========  ===========  ===========
Basic earnings per share before
 extraordinary item..................... $      2.44  $      2.21  $      1.13
Extraordinary item......................       (1.47)
                                         -----------  -----------  -----------
Basic earnings per share................ $      3.91  $      2.21  $      1.13
                                         ===========  ===========  ===========
Basic weighted average shares
 outstanding............................  15,100,521   15,179,596   15,299,339
                                         ===========  ===========  ===========
Diluted earnings per share before
 extraordinary item..................... $      2.37  $      2.15  $      1.09
Extraordinary item......................       (1.43)
                                         -----------  -----------  -----------
Diluted earnings per share.............. $      3.80  $      2.15  $      1.09
                                         ===========  ===========  ===========
Diluted weighted average shares
 outstanding............................  15,520,239   15,612,234   15,780,181
                                         ===========  ===========  ===========


         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                                 BALANCE SHEET
                (Dollars in thousands, except par value amounts)

                                                                  June 30,
                                                              -----------------
                                                                1998     1999
                                                              -------- --------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................. $ 19,688 $ 61,311
  Accounts receivable, trade.................................   47,471   45,272
  Accounts receivable, related parties.......................    3,349    1,388
  Inventories................................................   18,236   12,707
  Deferred income taxes......................................    6,389    9,547
  Prepaid expenses and other current assets..................    6,574    9,421
                                                              -------- --------
    Total current assets.....................................  101,707  139,646
Property and equipment.......................................  244,650  312,240
Accounts receivable, related parties.........................    1,106    1,324
Deferred income taxes........................................    2,221    3,596
Other assets.................................................    2,295   23,600
                                                              -------- --------
    Total assets............................................. $351,979 $480,406
                                                              ======== ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade.................................... $ 30,197 $ 34,563
  Accounts payable, related parties..........................   10,391    1,742
  Short-term borrowings......................................    2,143    2,702
  Income taxes payable.......................................    1,828    5,179
  Other accrued liabilities..................................   24,096   24,326
                                                              -------- --------
    Total current liabilities................................   68,655   68,512
Long-term borrowings.........................................    7,519    4,659
Long-term borrowings, related parties........................    9,000  100,000
Deferred income taxes........................................   12,048   13,644
Other liabilities............................................    1,800    2,837
Minority interest in net assets of joint ventures............            16,453
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; 25,000,000 shares authorized;
   15,258,722 and 15,332,282 issued and outstanding..........      152      153
  Additional paid-in capital.................................  160,269  164,342
  Retained earnings..........................................   92,536  109,806
                                                              -------- --------
    Total liabilities and stockholders' equity............... $351,979 $480,406
                                                              ======== ========

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                            STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                    Year Ended June 30,
                                                ------------------------------
                                                  1997      1998       1999
                                                --------  ---------  ---------
Cash flows from operating activities:
 Net income.................................... $ 59,004  $  33,532  $  17,270
 Adjustments to reconcile net income to net
  cash provided by operations:
  Depreciation and amortization................   26,593     31,869     41,784
  Other........................................     (494)     1,764       (926)
  Gain.........................................  (34,219)
  Cash provided (used) by changes in assets and
   liabilities
   Accounts receivable.........................   (6,945)   (10,309)     5,048
   Inventories.................................   (5,444)    (1,747)     6,370
   Prepaid expenses and other current assets...   (5,038)     2,641     (1,785)
   Accounts payable............................    2,470     27,336     (3,226)
   Other accrued liabilities...................    5,814      2,828        510
                                                --------  ---------  ---------
    Net cash provided by operating activities..   41,741     87,914     65,045
                                                --------  ---------  ---------
Cash flows from investing activities:
 Capital expenditures..........................  (51,057)  (100,200)   (87,772)
 Payments for acquisitions.....................             (28,344)   (40,355)
 Proceeds from sale of investment..............   39,219
                                                --------  ---------  ---------
    Net cash used in investing activities......  (11,838)  (128,544)  (128,127)
                                                --------  ---------  ---------
Cash flows from financing activities:
 Increase in borrowings........................    2,394      8,739     88,650
 Net proceeds from issuance of common stock....       61      1,174      1,202
 Increase in minority interest in net assets of
  joint ventures...............................                         16,394
                                                --------  ---------  ---------
    Net cash provided by financing activities..    2,455      9,913    106,246
                                                --------  ---------  ---------
Effect of exchange rate changes on cash........   (1,186)      (946)    (1,541)
                                                --------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents...................................   31,172    (31,663)    41,623
Cash and cash equivalents at beginning of
 year..........................................   20,179     51,351     19,688
                                                --------  ---------  ---------
Cash and cash equivalents at end of year....... $ 51,351  $  19,688  $  61,311
                                                ========  =========  =========

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                             (Dollars in thousands)

1. Organization and Summary of Significant Accounting Policies

  Basis of Presentation: Our financial statements include the accounts of DuPont Photomasks, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Our principal business is the manufacture and sale of photomasks, high-purity quartz or glass plates containing precision microscopic images of integrated circuits, to semiconductor manufacturers.

  Revenue Recognition: Sales and related costs of goods sold are included in income when goods are shipped to our customers. Provision is made for estimated sales returns.

  Cash and Cash Equivalents: Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

  Inventories: Inventories, primarily raw materials, are valued at the lower of average cost or market.

  Property and Equipment: Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The gross value of property and equipment and related accumulated depreciation are eliminated at the date of disposal and the resulting gain or loss is included in income. Maintenance and repairs are charged to operations; replacements and betterments are capitalized. The future economic benefit of property and equipment is reviewed periodically through an undiscounted cash flow analysis to determine if an impairment has occurred.

  Intangible Assets: Intangible assets are amortized using the straight-line method over their estimated useful lives of five to seven years. Net intangible assets were $1,750 and $22,409 at June 30, 1998 and 1999 and are included in other assets. The future economic benefit of intangible assets is reviewed periodically through an undiscounted cash flow analysis to determine if an impairment has occurred.

  Research and Development: Research and development costs are expensed as incurred. Further, we participate in the DPI Reticle Technology Center, a joint venture for advanced photomask development and fabrication of leading-edge photomasks.

  Non-U.S. Currencies: We have determined that the U.S. Dollar is the functional currency of our worldwide operations. Accounts denominated in non-U.S. currencies are remeasured into U.S. Dollars and the resulting exchange gains and losses are included in income in the period they occur. Exchange gains and losses are recorded net of the impact of hedging activities designed to reduce exchange rate exposure. We have entered into Korean Won, French Franc, German Mark, Japanese Yen and Singapore Dollar forward contracts designed to reduce our exchange rate exposure. At June 30, 1999, we held forward contracts with a notional amount of approximately $2,300, a carrying amount of approximately $2,500 and an unrealized loss of approximately $200.

  Income Taxes: We account for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, all expected future events are considered other than enactments of changes in tax laws or rates. Valuation allowances are established as necessary to reduce deferred tax assets to their expected realizable value. Certain of our operations in Asia are subject to government granted tax exemptions.

  Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions, based upon all known facts and

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES circumstances, that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassifications: Certain prior year balances have been reclassified to conform to 1999 presentation.

2. Acquisitions

  In March 1998, we entered into a strategic alliance with Hyundai whereby we purchased selected photomask manufacturing equipment located at Hyundai's captive photomask manufacturing facility in Korea and entered into a five-year supply agreement. We acquired, through our Korean subsidiary, approximately $28,800 of equipment and approximately $1,000 in inventory. Consideration for the assets was principally cash, and was partially financed by $24,000 in borrowings under our credit facility with DuPont.

  In November 1998, we completed the acquisition of Hewlett-Packard's photomask manufacturing organization. The acquisition included the purchase of equipment, the purchase of inventory, the execution of a supply agreement, the execution of a technology license agreement and the hiring of employees in the Hewlett-Packard photomask manufacturing organization. Consideration for the acquisition was approximately $39,000 in cash, one half of which was paid at closing and one half of which was paid in February 1999. The cash payments were funded with borrowings under our credit facility with DuPont. Approximately $23,600 has been assigned to intangible assets.

3. Related Party Transactions

  Effective January 1996, we entered into several transitional agreements with DuPont. Charges for services under these agreements were $3,944 for 1997, $3,072 for 1998 and $2,375 for 1999. Amounts charged to us for functions and services provided by DuPont are principally included in general and administrative expense.

  We owned 1,025,640 shares of Etec Systems common stock until January 1997. Etec Systems is our principal supplier of electron beam and laser beam systems. In January 1997, we sold the entire investment. Aggregate net proceeds from the sale of $39,219 were used in operations. We realized a $34,219 gain on the sale. The related provision for income taxes was $11,977.

  Accounts receivable, related parties includes receivables from our employees of $1,154 (Current $48, Non-Current $1,106) and $1,384 (Current $60, Non-Current $1,324) at June 30, 1998 and 1999 which relate principally to housing and automobile loans to our non-U.S. employees. The remainder represents receivables for goods sold to various DuPont entities and other related parties and amounts due us under our tax indemnification agreement with DuPont and the transitional agreements with DuPont. Sales to related parties, including the DPI Reticle Technology Center and various DuPont entities who serve as resellers for us, were $8,764, $10,933 and $7,056 for the years ended June 30, 1997, 1998 and 1999.

  Accounts payable, related parties represents payables to DuPont for payroll and benefits paid by DuPont on our behalf and billed on a one-month-lag basis and amounts payable under the transitional agreements with DuPont. In August 1996, we paid $1,785 in settlement of certain amounts payable to DuPont at June 30, 1996 and DuPont contributed $3,745 of its remaining outstanding receivable to us as an equity contribution.

4. Accounts Receivable, Trade

  Essentially all of our sales are to customers in the semiconductor manufacturing industry. We assess the financial strength of our customers before extending credit to reduce the risk of loss as we generally do not

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES require collateral. One of our customers represented approximately twelve percent of sales in 1997. Two of our customers each represented more than ten percent of sales in 1998 and, in the aggregate, these two customers represented approximately twenty-seven percent of sales in the year. Two of our customers each represented more than ten percent of sales in 1999 and, in the aggregate, these two customers represented approximately twenty-one percent of sales in the year.

5. Property and Equipment

  Property and equipment consist of the following:

                                                                June 30,
                                                           --------------------
                                              Estimated
                                             Useful Lives    1998       1999
                                            -------------- ---------  ---------
     Construction-in-progress..............                $  64,221  $  80,140
     Land..................................                    5,932      5,932
     Buildings............................. 10 to 20 years    76,775     85,735
     Equipment.............................   3 to 7 years   313,010    384,037
                                                           ---------  ---------
                                                             459,938    555,844
     Less: accumulated depreciation........                 (215,288)  (243,604)
                                                           ---------  ---------
     Property and equipment................                $ 244,650  $ 312,240
                                                           =========  =========

6. Other Accrued Liabilities

  Other accrued liabilities consist of the following:

                                                                   June 30,
                                                                ---------------
                                                                 1998    1999
                                                                ------- -------
     Accrued vacation pay...................................... $ 3,180 $ 3,409
     Accrued compensation and benefits.........................   7,483  11,122
     Other.....................................................  13,433   9,795
                                                                ------- -------
     Other accrued liabilities................................. $24,096 $24,326
                                                                ======= =======

7. Borrowings

  Borrowings consist of the following:

                                                                  June 30,
                                                               ----------------
                                                                1998     1999
                                                               -------  -------
     Capital lease obligations................................ $ 2,374  $ 2,162
     5.625% bank borrowings due 1999 through 2001.............   4,500    3,750
     Other bank borrowings due 1999 through 2000..............   2,788    1,449
                                                               -------  -------
                                                                 9,662    7,361
       Less: short-term borrowings............................  (2,143)  (2,702)
                                                               -------  -------
     Long-term borrowings..................................... $ 7,519  $ 4,659
                                                               =======  =======

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

8. Leases

  Minimum lease payments for years ending June 30 are as follows:

                                                              Capital  Operating
                                                              Leases    Leases
                                                              -------  ---------
     2000.................................................... $   277   $1,111
     2001....................................................     277    1,125
     2002....................................................     277      465
     2003....................................................     243      281
     2004....................................................     224      281
     Thereafter..............................................   2,034    1,654
                                                              -------   ------
       Minimum lease payments................................   3,332   $4,917
                                                                        ======
         Less: interest......................................  (1,170)
                                                              -------
     Present value of minimum lease payments................. $ 2,162
                                                              =======

9. Credit Agreement

  We have entered into a credit agreement with DuPont pursuant to which DuPont originally agreed to provide a credit facility to us in an aggregate amount of $100,000. This credit facility expires in 2001 and any loans thereunder will bear interest at LIBOR plus 0.25% per annum. At our option, advances under this credit facility are convertible into term loans with maturities up to seven years. We had borrowed a maximum of $69,000 under this credit facility and, at June 30, 1999, no borrowings were outstanding under this credit facility. We have amended our credit agreement with DuPont to add a second credit facility with an additional borrowing capacity of $100,000. The new credit facility has a term of three years and outstanding amounts bear interest at 0.25% per annum for the first two years and LIBOR plus 0.25% per annum for the third year. We have borrowed a maximum of $100,000 under this credit facility and, at June 30, 1999, borrowings of $100,000 were outstanding under this credit facility. The amounts loaned under the amended credit agreement are unsecured and the amended credit agreement contains various representations, covenants and events of default. For example, the amended credit agreement provides that, without DuPont's prior written consent, we will not incur, create, assume or permit to exist any indebtedness, including guarantees on indebtedness, in addition to the indebtedness under the amended credit agreement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

10. Stockholders' Equity

  Stockholders' equity at June 30 is as follows:

                                                          Accumulated
                                              Additional     Other
                                       Common  Paid-In   Comprehensive Retained
                                       Stock   Capital      Income     Earnings
                                       ------ ---------- ------------- --------
   Balance at 1996....................  $151   $152,880    $ 11,583
     Contribution of capital..........            3,745
     Issuance of common stock.........              117
     Unrealized holding gain..........                       10,659
     Sale of investment...............                      (22,242)
     Net income.......................                                 $ 59,004
                                        ----   --------    --------    --------
   Balance at 1997....................   151    156,742                  59,004
     Issuance of common stock.........     1      3,527
     Net income.......................                                   33,532
                                        ----   --------    --------    --------
   Balance at 1998....................   152    160,269                  92,536
     Contribution of capital..........            2,442
     Issuance of common stock.........     1      1,631
     Net income.......................                                   17,270
                                        ----   --------    --------    --------
   Balance at 1999....................  $153   $164,342    $           $109,806
                                        ====   ========    ========    ========

11. Stock Plans

  We have several stock performance plans whereby options to purchase shares of common stock or shares of restricted stock have been or can be granted to directors, officers, employees and consultants. Generally, option exercise prices are equal to the fair market value at the date of grant. Restricted stock grants do not require the payment of any cash consideration by the recipient. Matters such as vesting periods and expirations are determined on a plan-by-plan or grant-by-grant basis. Additionally, we maintain a qualified employee stock purchase plan that permits substantially all of our U.S. employees to purchase shares of our common stock. A summary of stock option activity is as follows:

                                   1997                1998                1999
                             ------------------ ------------------- --------------------
                                       Weighted            Weighted             Weighted
                              Number   Average             Average              Average
                                of     Exercise Number of  Exercise Number of   Exercise
                              Shares    Price    Shares     Price     Shares     Price
                             --------  -------- ---------  -------- ----------  --------
   Balance at beginning of
    year...................   953,784   $17.00    990,544   $18.07   1,403,514   $30.27
   Options granted.........    86,976   $29.21    507,983   $52.10   1,722,485   $28.45
   Options forfeited.......   (46,640)  $17.00    (26,930)  $27.67  (1,053,047)  $39.69
   Options exercised.......    (3,576)  $17.00    (68,083)  $17.24     (68,816)  $17.47
                             --------           ---------           ----------
   Balance at end of year..  990,5444   $18.07  1,403,514   $30.27   2,004,136   $24.19
                             ========           =========           ==========
   Exercisable at end of
    year...................   223,210   $17.00    396,063   $17.64     578,504   $18.89

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

  Additional information related to stock options at June 30, 1999 is as follows:

                                    Options Outstanding          Options Exercisable
                            ----------------------------------- ----------------------
                            Number     Weighted      Weighted   Number     Weighted
                              of       Average     Average Life   of       Average
     Exercise Price Range   Shares  Exercise Price    (Years)   Shares  Exercise Price
     --------------------   ------- -------------- ------------ ------- --------------
   $17.00.................. 761,113     $17.00         7.0      543,841     $17.00
   $23.25 to $33.69........ 971,673     $23.77         9.2
   $35.37 to $49.37........ 179,700     $41.81         9.4       11,750     $39.05
   $52.75 to $71.56........  91,650     $53.47         8.1       22,913     $53.47

  A summary of restricted stock grant activity is as follows:

                                      1997                   1998                   1999
                             ---------------------- ---------------------- ----------------------
                              Number   Market Value  Number   Market Value  Number   Market Value
                             of Shares  Per Share   of Shares  Per Share   of Shares  Per Share
                             --------- ------------ --------- ------------ --------- ------------
   Balance at beginning of
    year...................   94,913      $17.00      89,060     $17.54      4,744      $27.16
   Restricted stock
    granted................    4,744      $27.16       1,755     $17.00      1,709      $35.12
   Restricted stock
    forfeited..............   (9,605)     $17.00
   Restricted stock
    issued.................     (992)     $17.00     (86,071)    $17.00     (4,744)     $27.16
                              ------                 -------                ------
   Balance at end of year..   89,060      $17.54       4,744     $27.16      1,709      $35.12
                              ======                 =======                ======

  On September 21, 1998, our Board of Directors approved a resolution authorizing the re-pricing of substantially all of our then outstanding employee stock options, both vested and unvested, issued under our various stock performance plans with an exercise price in excess of $23.25. As part of the re-pricing, the ten year term of the options and the four year vesting period were restarted as of September 21,1998 and the exercise price on the options was revised to $23.25. This resolution resulted in the re-pricing of 968,993 options.

  At June 30, 1999, there were 3,699,177 shares reserved for future grant or issuance under our stock plans. We apply APB 25 and its related interpretations in accounting for our stock plans. The weighted average fair values of stock options granted in 1997, 1998 and 1999 were $16.16, $31.65 and $21.16. The weighted average fair values were determined using the Black-Scholes option-pricing model with the following assumptions: a risk-free interest rate of 6.5% for 1997, a risk-free interest rate of 5.5% for 1998 and a risk free rate of interest of 5.0% for 1999; no dividend yield; expected term of five years and volatility of 58% for 1997, volatility of 68% for 1998 and volatility of 67% for 1999. Had compensation cost been determined based on the fair value of stock option awards at the date of grant, net income (diluted earnings per share) would have been $57,456, $29,577 and $10,739 ($3.76, $1.94 and $0.71) in
1997, 1998 and 1999.

12. Provision for Income Taxes

  The provision for income taxes consists of the following:

                                                         Year Ended June 30,
                                                        -----------------------
                                                         1997     1998    1999
                                                        -------  ------- ------
   Current:
     Federal........................................... $25,819  $ 8,909 $5,809
     State.............................................     787    1,023  1,410
     Non-U.S...........................................   4,679    4,320    904
   Deferred:
     Federal...........................................  (1,039)   1,353   (443)
     State.............................................     (59)     155   (106)
     Non-U.S...........................................   1,098    1,367    189
                                                        -------  ------- ------
   Provision for income taxes.......................... $31,285  $17,127 $7,763
                                                        =======  ======= ======

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

  The provision for income taxes differs from the amount computed by applying the federal statutory rate as a result of the following:

                                                      Year Ended June 30,
                                                    -------------------------
                                                     1997     1998     1999
                                                    -------  -------  -------
   Tax at 35% statutory federal tax rate........... $31,285  $17,490  $ 8,762
   Higher effective tax rate on non-U.S.
    operations.....................................   2,158    1,752    1,460
   Tax exemptions..................................  (4,809)  (5,870)  (4,987)
   Change in valuation allowance...................    (243)            1,997
   State taxes, net of federal.....................     633    1,258      675
   Other...........................................   2,261    2,497     (144)
                                                    -------  -------  -------
   Provision for income taxes...................... $31,285  $17,127  $ 7,763
                                                    =======  =======  =======

  Deferred tax assets (liabilities) consist of the following:

                                                                      June 30,
                                                                        1999
                                                                      --------
   Deferred tax assets:
     Inventories..................................................... $    980
     Depreciation....................................................    1,948
     Accrued liabilities.............................................    4,753
     Credit facility.................................................    2,442
     Other...........................................................    5,070
                                                                      --------
       Deferred tax assets...........................................   15,193
                                                                      --------
   Deferred tax liabilities:
     Depreciation....................................................   (8,015)
     Other...........................................................   (5,682)
                                                                      --------
       Deferred tax liabilities......................................  (13,697)
                                                                      --------
       Valuation allowance...........................................   (1,997)
                                                                      --------
       Deferred income taxes......................................... $   (501)
                                                                      ========

  We have entered into a tax indemnification agreement with DuPont. The amount due from DuPont under the tax indemnification agreement was $571 at June 30, 1998. We have a capital loss carryforward of $18,513. Benefit from this carryforward, if and when realized, is payable to DuPont under the tax indemnification agreement.

  We recorded the deferred tax benefit arising from our second credit facility with DuPont as a contribution of capital. Undistributed earnings of certain subsidiaries are considered indefinitely reinvested. We have not provided deferred tax liabilities for additional income taxes that would result from repatriation of these earnings.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

13. Segment Information

  In accordance with FAS 131, segment information as of or for the years ended June 30 is as follows:

                                             United
                                             States  Europe     Asia    Total
                                            -------- -------  -------- --------
   1997
   Sales................................... $145,621 $62,988  $ 52,576 $261,185
   Transfers between geographic areas......   21,973   1,019       649
                                            -------- -------  -------- --------
                                             167,594  64,007    53,225  261,185
                                            ======== =======  ======== ========
   Net income..............................   38,836   9,037    11,131   59,004
   Identifiable assets.....................  151,293  50,877    89,409  291,579
   1998
   Sales................................... $152,213 $66,953  $ 52,425 $271,591
   Transfers between geographic areas......   22,654   2,002       603
                                            -------- -------  -------- --------
                                             174,867  68,955    53,028  271,591
                                            ======== =======  ======== ========
   Net income..............................   13,808   5,702    14,022   33,532
   Identifiable assets.....................  164,699  71,618   115,662  351,979
   1999
   Sales................................... $157,401 $51,783  $ 54,831 $264,015
   Transfers between geographic areas......   20,429   2,615     6,482
                                            -------- -------  -------- --------
                                             177,830  54,398    61,313  264,015
                                            ======== =======  ======== ========
   Net income (loss).......................    7,322  (1,861)   11,809   17,270
   Identifiable assets.....................  257,953  74,365   148,088  480,406

  Sales outside the United States of products manufactured in and exported from the United States are not significant. Products are transferred between geographic areas on a basis intended to approximate the market value of such products.

14. Commitments and Contingencies

  We are undertaking a significant global expansion to support the future growth of our business. We have established a joint venture with UMC Group to produce photomasks in Taiwan. We also began construction on a new photomask production facility in Gresham, Oregon that we subsequently and indefinitely delayed. If additional capacity were to be needed, we could complete the Gresham facility within approximately six months. In addition, we began construction of a photomask production facility in Singapore.

  We have entered into an agreement with Etec Systems to upgrade our existing MEBES(R) electron-beam pattern generation tools. The hardware and software upgrades will enhance the capability of the tools while simultaneously increasing the speed at which they operate. As part of the agreement, Etec Systems purchased the use of technology developed by us. The tools to be upgraded currently reside throughout our integrated network of production facilities.

  We have various purchase commitments incidental to the normal course of business including non-refundable deposits to purchase equipment. In the aggregate, such commitments are not at prices in excess of current market. We are subject to litigation in the normal course of business. We believe the effect, if any, of an unfavorable settlement of such litigation would not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

15. Unaudited Quarterly Financial Data

  Unaudited quarterly financial data for 1998 and 1999 is as follows:

                                                      Quarter
                                    -------------------------------------------
                                      First      Second     Third      Fourth
                                    ---------- ---------- ---------- ----------
   1998
   Sales..........................  $   68,809 $   67,328 $   67,563 $   67,891
   Operating profit...............      13,488     11,691     11,961     12,859
   Net income.....................       9,203      8,261      7,785      8,283
   Basic earnings per share.......        0.61       0.54       0.51       0.54
   Diluted earnings per share.....        0.59       0.53       0.50       0.53
   Basic weighted average shares
    outstanding...................  15,129,611 15,165,132 15,167,645 15,255,996
   Diluted weighted average shares
    outstanding...................  15,684,990 15,605,359 15,554,304 15,604,281
   1999
   Sales..........................  $   60,995 $   61,877 $   67,159 $   73,984
   Operating profit...............       5,200      5,567      6,509      8,533
   Net income.....................       3,280      3,127      4,455      6,408
   Basic earnings per share.......        0.21       0.20       0.29       0.42
   Diluted earnings per share.....        0.21       0.20       0.28       0.40
   Basic weighted average shares
    outstanding...................  15,275,126 15,296,222 15,307,852 15,318,156
   Diluted weighted average shares
   outstanding....................  15,613,591 15,669,911 15,918,677 15,918,672