Form 10-Q
period 1999-09-30
DUPONT PHOTOMASKS INC
filed 1999-11-05
CIK 1012128

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999

                         Commission file number 0-20839

                               ----------------

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

       Registrant's telephone number, including area code: (512) 310-6500

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of October 20, 1999, there were 15,430,254 shares of the registrant's common stock, $.01 par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                                     Part I
 Item 1. Financial Statements
         Income Statements for the Three Months Ended September 30, 1998
         and 1999.......................................................     3
         Balance Sheet at June 30, 1999 and September 30, 1999..........     4
            Cash Flow Statement for the Three Months Ended September 30,
         1998 and 1999..................................................     5
         Notes to Financial Statements..................................     6
         Management's Discussion and Analysis of Financial Condition and
 Item 2. Results of Operations..........................................     8
 Item 3. Quantiative and Qualitative Disclosures About Market Risk......    12

                                    Part II

 Item 1. Legal Proceedings..............................................    13
 Item 2. Changes in Securities and Use of Proceeds......................    13
 Item 3. Defaults Upon Senior Securities................................    13
 Item 4. Submission of Matters to a Vote of Security Holders............    13
 Item 5. Other Information..............................................    13
 Item 6. Exhibits and Reports on Form 8-K...............................    13
         Signatures.....................................................    14

                                     PART I

Item 1. Financial Statements

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                                INCOME STATEMENT
                (Dollars in thousands, except per share amounts)
                                  (unaudited)

                                                          Three Months Ended
                                                             September 30,
                                                        -----------------------
                                                           1998        1999
                                                        ----------- -----------
Sales.................................................. $    60,995 $    74,122
Cost of goods sold.....................................      43,948      50,894
Selling, general and administrative expense............       7,981       8,869
Research and development expense.......................       3,866       5,004
                                                        ----------- -----------
Operating profit.......................................       5,200       9,355
Other expense..........................................         447         212
                                                        ----------- -----------
Income before income taxes and minority interest.......       4,753       9,143
Provision for income taxes.............................       1,473       2,558
                                                        ----------- -----------
Income before minority interest........................       3,280       6,585
Minority interest in joint ventures....................                       8
                                                        ----------- -----------
Net income............................................. $     3,280 $     6,577
                                                        =========== ===========
Basic earnings per share............................... $      0.21 $      0.43
                                                        =========== ===========
Basic weighted average shares outstanding..............  15,275,126  15,364,005
                                                        =========== ===========
Diluted earnings per share............................. $      0.21 $      0.41
                                                        =========== ===========
Diluted weighted average shares outstanding............  15,613,591  16,003,505
                                                        =========== ===========


         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                                 BALANCE SHEET
                (Dollars in thousands, except par value amounts)
                                  (unaudited)

                                               June 30, 1999 September 30, 1999
                                               ------------- ------------------
                    ASSETS
Current assets:
  Cash and cash equivalents...................   $ 61,311         $ 50,691
  Accounts receivable, trade..................     45,272           47,848
  Accounts receivable, related parties........      1,388            1,414
  Inventories.................................     12,707           12,041
  Deferred income taxes.......................      9,547            8,618
  Prepaid expenses and other current assets...      9,421            9,718
                                                 --------         --------
    Total current assets......................    139,646          130,330
Property and equipment........................    312,240          334,935
Accounts receivable, related parties..........      1,324            1,254
Deferred income taxes.........................      3,596            4,534
Other assets..................................     23,600           22,582
                                                 --------         --------
    Total assets..............................   $480,406         $493,635
                                                 ========         ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade.....................   $ 34,563         $ 43,033
  Accounts payable, related parties...........      1,742            2,222
  Short-term borrowings.......................      2,702            2,865
  Income taxes payable........................      5,179            4,905
  Other accrued liabilities...................     24,326           20,683
                                                 --------         --------
    Total current liabilities.................     68,512           73,708
Long-term borrowings..........................      4,659            3,387
Long-term borrowings, related parties.........    100,000          100,000
Deferred income taxes.........................     13,644           13,879
Other liabilities.............................      2,837            2,986
Minority interest in net assets of joint
 ventures.....................................     16,453           16,461
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; 25,000,000
   shares authorized; 15,332,282 and
   15,419,094 issued and outstanding..........        153              154
  Additional paid-in capital..................    164,342          166,677
  Retained earnings...........................    109,806          116,383
                                                 ========         ========
    Total liabilities and stockholders'
     equity...................................   $480,406         $493,635
                                                 ========         ========

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                            STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                  (unaudited)

                                                               Three Months
                                                                   Ended
                                                               September 30,
                                                              ----------------
                                                               1998     1999
                                                              -------  -------
Cash flows from operating activities:
 Net income.................................................. $ 3,280  $ 6,577
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization..............................   9,002   13,063
  Other......................................................  (1,370)   1,086
  Cash provided (used) by changes in assets and liabilities:
   Accounts receivable.......................................   3,296   (2,241)
   Inventories...............................................     569      667
   Prepaid expenses and other current assets.................  (2,579)    (526)
   Accounts payable..........................................  (6,935)   8,792
   Other accrued liabilities.................................    (558)  (3,489)
                                                              -------  -------
    Net cash provided by operating activities................   4,705   23,929
                                                              -------  -------
Cash flows from investing activities:
 Capital expenditures........................................ (18,739) (34,663)
                                                              -------  -------
    Net cash used in investing activities.................... (18,739) (34,663)
                                                              -------  -------
Cash flows from financing activities:
 Increase (decrease) in borrowings...........................  14,416   (1,155)
 Proceeds from issuance of common stock......................     582    1,970
                                                              -------  -------
    Net cash provided by financing activities................  14,998      815
                                                              -------  -------
Effect of exchange rate changes on cash......................  (1,769)    (701)
                                                              -------  -------
Net decrease in cash and cash equivalents....................    (805) (10,620)
Cash and cash equivalents at beginning of period.............  19,688   61,311
                                                              -------  -------
Cash and cash equivalents at end of period................... $18,883  $50,691
                                                              =======  =======


         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (unaudited)

Note 1--Basis of Presentation

  Our accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with our audited financial statements and accompanying notes thereto included in our 1999 Annual Report on Form 10-K. Our unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, which our management considers necessary for the fair presentation of the interim periods. Results for interim periods are not necessarily indicative of results for the year.

Note 2--Inventories

  Inventories consist primarily of raw materials.

Note 3--Segment Information

  In accordance with FAS 131, segment information as of or for the quarter ended September 30 is as follows:

                                       United States Europe     Asia    Total
                                       ------------- -------  -------- -------
                  1998
   Sales..............................   $ 34,833    $13,739  $ 12,423 $60,995
   Transfers between geographic
    areas.............................      4,647        648       138
                                         --------    -------  -------- -------
                                           39,480     14,387    12,561  60,995
                                         ========    =======  ======== =======
   Net income (loss)..................      3,870     (3,264)    2,674   3,280
   Identifiable assets................    169,152     83,470   109,981 362,603

                  1999
   Sales..............................   $ 43,357    $13,717  $ 17,048 $74,122
   Transfers between geographic
    areas.............................      5,669        365     2,704
                                         --------    -------  -------- -------
                                           49,026     14,082    19,752  74,122
                                         ========    =======  ======== =======
   Net income (loss)..................      4,113     (1,652)    4,116   6,577
   Identifiable assets................    271,550     72,760   149,325 493,635

  Sales outside the United States of products manufactured in and exported from the United States are not significant. Products are transferred between geographic areas on a basis intended to approximate the market value of such products.

Note 4--Commitments and Contingencies

  We are undertaking a significant global expansion to support the future growth of our business. We have established a joint venture with UMC Group to produce photomasks in Taiwan. We also began construction on a new photomask production facility in Gresham, Oregon that we subsequently and indefinitely delayed. If additional capacity were to be needed, we could complete the Gresham facility within approximately six months. In addition, we are constructing a photomask production facility in Singapore.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

  We have entered into an agreement with Etec Systems to upgrade our existing MEBES electron-beam pattern generation tools. The hardware and software upgrades will enhance the capability of the tools while simultaneously increasing the speed at which they operate. As part of the agreement, Etec Systems purchased the use of technology developed by us. The tools to be upgraded currently reside throughout our integrated network of production facilities.

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

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our financial statements and related notes thereto. References to years are to fiscal years ended June 30. Results for interim periods are not necessarily indicative of results for the full year.

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

Results of Operations

  Sales. Sales are comprised primarily of photomask sales to semiconductor manufacturers. Sales increased 21.5% from $61.0 million in the quarter ended September 30, 1998 to $74.1 million in the quarter ended September 30, 1999. Sales in North America and Asia increased from $34.9 million and $12.4 million in the quarter ended September 30, 1998 to $43.4 million and $17.0 million in the quarter ended September 30, 1999. Sales in Europe were flat. Increased average selling price and increased unit volume both contributed to the increase in sales during this period. Average selling price increases represented approximately one-half of the increase in sales in the quarter ended September 30, 1999. Unit volume increases represented the other one-half of the increase in sales in the quarter ended September 30, 1999. We continue to experience an increase in demand for advanced photomasks, those with design technology of 0.25 micron and below, which now represent approximately 33% of our sales. This shift in demand reflects what we believe to be a continued trend toward higher utilization of complex semiconductor devices with finer line widths.

  Cost of Goods Sold. Cost of goods sold consists of material, labor, depreciation and overhead. Cost of goods sold increased 15.8% from $43.9 million in the quarter ended September 30, 1998 to $50.9 million in the quarter ended September 30, 1999. The increase resulted primarily from higher costs associated with increased manufacturing capacity. As we add capacity to position ourselves for future growth, we will incur additional costs related to new facilities and costs related to capacity expansions at existing facilities. As a percentage of sales, cost of goods sold decreased from 72.1% in the quarter ended September 30, 1998 to 68.7% in the quarter ended September 30, 1999. The percentage of sales decrease was primarily due to improved capacity utilization.

  Selling, General and Administrative Expense. Selling, general and administrative expense includes salaries of sales personnel, marketing expense, general and administrative expense and product distribution expense. Selling, general and administrative expense as a percentage of sales decreased from 13.1% in the quarter ended September 30, 1998 to 12.0% in the quarter ended September 30, 1999 resulting primarily from higher sales. Selling, general and administrative expense increased 11.1% from $8.0 million in the quarter ended September 30, 1998 to $8.9 million in the quarter ended September 30, 1999 as a result of increased costs related to new facilities and initiatives as partially offset by regularized incentive compensation expense. We anticipate that selling, general and administrative expense will increase in the future.

  Research and Development Expense. Research and development expense consists primarily of employee costs, cost of material consumed, depreciation, engineering related costs and our share of costs of the DPI Reticle Technology Center. Research and development expense increased from $3.9 million in the quarter ended September 30, 1998 to $5.0 million in the quarter ended September 30, 1999. The increase was due primarily to increased focus on research and development at our facility in Ichon and our joint venture participation with Advanced Micro Devices, Micron Technology and Motorola in the DPI Reticle Technology Center, which was formed to develop advanced photomask technology and fabricate leading-edge photomasks. We believe that, through our participation in the DPI Reticle Technology Center, we will be able to help meet the future technology needs of the semiconductor industry for advanced photomasks. We anticipate that research and development expense will continue to increase in absolute dollars in the future reflecting our strategy of advancing our technological leadership. However, there can be no assurance that such expenditures will enable us to develop new technologies or to maintain our technological leadership.

  Other Expense. Other expense includes interest expense, interest income and exchange gains and losses. Other expense was $0.4 million in the quarter ended September 30, 1998 and $0.2 million in the quarter ended September 30, 1999.

  Provision for Income Taxes. Our tax expense has been determined in accordance with FAS 109 and is based on the statutory rates in effect in the countries in which we operate. Our effective tax rate was 31% for the quarter ended September 30, 1998 and was 28% for the quarter ended September 30, 1999. Certain of our operations in Asia are subject to government granted tax exemptions.

  Minority Interest in Joint Ventures. The minority interest impact of our joint ventures was negligible in the quarter ended September 30, 1999. Minority interest reflects the partners' share of the joint venture operations.

Liquidity and Capital Resources

  Our working capital was $71.1 million at June 30, 1999 and $56.6 million at September 30, 1999. The decrease in working capital was due principally to lower cash balances resulting from capital expenditures. Cash and cash equivalents were $61.3 million at June 30, 1999 and $50.7 million at September 30, 1999. Cash provided by operating activities increased from $4.7 million in the quarter ended September 30, 1998 to $23.9 million in the quarter ended September 30, 1999.

  Cash used in investing activities (capital expenditures) was $18.7 million in the quarter ended September 30, 1998 and $34.7 million in the quarter ended September 30, 1999. Management expects capital expenditures for the remainder of 2000 will be approximately $85 to $95 million. Capital expenditures have been and will be used primarily to expand our manufacturing capacity and advance our technical capability. We may in the future pursue additional acquisitions of businesses, products and technologies, or enter into other joint venture arrangements that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid.

  Cash provided by financing activities was $15.0 million in the quarter ended September 30, 1998 and $0.8 million in the quarter ended September 30, 1999 and, for the quarter ended September 30, 1998, primarily reflects net borrowings on our credit agreement. Pursuant to our credit agreement with DuPont, DuPont originally agreed to provide a credit facility in an aggregate amount of $100.0 million. This credit facility expires in 2001 and any loans thereunder will bear interest at LIBOR plus 0.25% per annum. At our option, advances under this credit facility are convertible into term loans with maturities up to seven years. We had borrowed a maximum of approximately $69 million under this credit facility and, at September 30, 1999, no borrowings were outstanding under this credit facility. In March 1999, we amended our credit agreement with DuPont to add a second credit facility with an additional borrowing capacity of $100.0 million. The new credit facility has a term of three years and outstanding amounts bear interest at 0.25% per annum for the first two years and LIBOR plus 0.25% per annum for the third year. We have borrowed a maximum of $100.0 million under this credit facility and, at September 30, 1999, borrowings of $100.0 million were outstanding under this credit facility. The amended credit agreement contains, among other things, covenants restricting our ability to incur additional debt.

  Our ongoing cash requirements will be for capital expenditures, acquisitions, research and development and working capital. We have established a joint venture with UMC Group to produce photomasks in Taiwan. We also began construction on a new photomask production facility in Gresham, Oregon that we subsequently and indefinitely delayed. If additional capacity were to be needed, we could complete the Gresham facility within approximately six months. In addition, we are constructing a new photomask production facility in Singapore. Further, we have entered into an agreement with Etec Systems to upgrade our existing MEBES(R) electron-beam pattern generation tools. These plans reflect a significant capital investment over the next five years. Management believes that cash provided by operations and the credit agreement with DuPont will be sufficient to meet our cash requirements for at least the next 12 months. Based on our current operating plans, we will require external financing from time to time to fund our capital expenditures. There can be no assurance that we will be able to obtain the additional financing required to fund these capital investments on reasonable terms, or at all.

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

  Foreign Currency Exposure. Non-U.S. operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material effect on our results of operations. Our financial statements reflect remeasurement of items denominated in non-U.S. currencies to U.S. Dollars, our functional currency. Exchange gains or losses are included in income in the period in which they occur. We monitor our exchange rate exposure and attempt to reduce such exposure by hedging. We have entered into Japanese Yen, Korean Won, Singapore Dollar and Taiwan Dollar forward contracts designed to reduce such exposure. At September 30, 1999, we held forward contracts with a notional amount of approximately $6.4 million, a carrying amount of approximately $6.5 million and an unrealized loss of approximately $0.1 million. There can be no assurance that such forward contracts or any other hedging activity will be available or adequate to eliminate, or even mitigate, the impact of our exchange rate exposure. There can be no assurance that such risks will not have a material adverse impact on our liquidity and results of operations in the future.

  Year 2000 Issues. Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, in less than ninety days, computer systems and/or software used by many companies in a wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change. Significant uncertainty still exists concerning the scope and magnitude of problems associated with the century change.

  We recognize the need to ensure our operations will not be adversely impacted by Year 2000 software failures and have established a project team to address Year 2000 risks. The project team has coordinated the implementation of changes to computer hardware and software applications that will attempt to ensure availability and integrity of our information systems and the reliability of our operational systems and manufacturing processes. We have also assessed the potential overall impact of the impending century change on our business, results of operations and financial position.

  We reviewed our information and operational systems and manufacturing processes to identify those products, services or systems that were not Year 2000 compliant. As a result of this review, we have modified or replace certain information and operational systems so that they are Year 2000 compliant. These modifications and replacements are substantially complete. As of September 30, 1999, we have spent substantially all of the currently estimated $2.0 million total cost of the Year 2000 compliance program. Costs incurred consisted of the costs of programmers, including third-party consultants, utilized to write software patches and to update applications and operating systems. Funds for the Year 2000 compliance program were provided from available working capital. Based on available information, we do not believe any material exposure to significant business interruption exists as a result of Year 2000 compliance issues. Accordingly, we have not adopted any formal contingency plan. There can be no assurance that we have sufficiently identified and remediated all significant Year 2000 problems or that such problems will not have a material adverse effect on our business, results of operations or financial position.

  We also face risk to the extent that suppliers of products, services and systems purchased by us and others with whom we transact business on a worldwide basis do not comply with Year 2000 requirements. We have had formal communications with significant suppliers and customers to determine the extent to which we are vulnerable to failures by these third parties to remediate their own Year 2000 issues. Areas addressed include major third-party suppliers as well as full reviews of our manufacturing equipment, telephone and voice mail systems, security systems and other office support systems. Most of our equipment suppliers provided patches that have been tested and installed. In the event that Year 2000 issues prevent such third parties from timely delivery of products or services required by us, our results of operations could be materially adversely affected. To the extent Year 2000 issues cause significant delays in, or cancellation of, decisions to purchase our products or services, our business, results of operations and financial position would be materially adversely affected.

Forward Looking Statements

  This document contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "anticipate," "intend," "plan," "estimate," "expect," "believe," "may," "should," "would," "will" and "could" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. We believe that it is important to communicate our future expectations. However, there may be events in the future that we are unable to accurately predict or control. The factors listed in our 1999 Annual Report on Form 10-K in the section captioned "Risk Factors," which are highlighted below, as well as any cautionary language in this document, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Risk Factors listed in our 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 21, 1999 include: (i) our operations are dependent on the activities of semiconductor manufacturers, (ii) our financial results may be affected by factors outside of our control, (iii) we may not obtain sufficient capital to fund our needs, (iv) our operating results will be adversely affected by under-utilized production capacity, (v) rapid technological change could render our products obsolete, (vi) our market is highly competitive and subject to pricing pressures, (vii) our international operations present special risks, (viii) our operating results are influenced by the performance of Asian economies, (ix) we face risks associated with manufacturing difficulties, (x) we depend on a few significant customers, (xi) we depend on a limited number of equipment manufacturers, (xii) we depend on a limited number of raw material suppliers, (xiii) we depend on a limited number of management and technical personnel, (xiv) DuPont controls all stockholder votes, (xv) we must integrate and manage our recent acquisitions and joint ventures, (xvi) we are subject to risks associated with future acquisitions or joint ventures, (xvii) we may be unable to enforce or defend our ownership and use of proprietary technology, (xviii) we may be unprepared for changes in environmental laws and regulations, (xix) Year 2000 issues expose use to liability, (xx) we face uncertainty implementing a new global information system, (xxi) our market price is volatile and (xxii) our stock price may be affected when additional shares are sold.

Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                    PART II

Item 1. Legal Proceedings

  We are not currently involved in any material legal proceedings.

Item 2. Changes in Securities

  Not applicable

Item 3. Defaults Upon Senior Securities

  Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

  Not Applicable

Item 5. Other Information

  On November 1, 1999, we announced that David S. Gino, Executive Vice President--Finance and Chief Financial Officer will resign effective November 30, 1999.

Item 6. Exhibits and Reports on Form 8-K

  (A) Exhibits

    (11) Statement re Computation of Per Share Earnings

    (27) Financial Data Schedule

  (B) Reports on Form 8-K

    Not applicable

                                   SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Date: November 5, 1999

                                          DuPont Photomasks, Inc.
                                          (Registrant)

                                                 /s/ Marshall C. Turner
                                          By: _________________________________
                                                     Marshall C. Turner
                                              Chairman of the Board and Chief
                                                Executive Officer (Principal
                                                     Executive Officer)

Date: November 5, 1999

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