Form 10-Q
period 1999-12-31
DUPONT PHOTOMASKS INC
filed 2000-02-14
CIK 1012128

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                  ___________


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1999

                        Commission file number 0-20839

                                  ___________


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


                                  ___________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     As of January 31, 2000, there were 15,619,344 shares of the registrant's common stock, $.01 par value, outstanding.



================================================================================

                               TABLE OF CONTENTS



                                                                                                                           Page
                                                                                                                          -------
Part I

      Item 1.  Financial Statements

                     Income Statement for the Three Months Ended December 31, 1998 and 1999.............................        3
                     Income Statement for the Six Months Ended December 31, 1998 and 1999...............................        4
                     Balance Sheet at June 30, 1999 and December 31, 1999...............................................        5
                     Cash Flow Statement for the Six Months Ended December 31, 1998 and 1999............................        6
                     Notes to Financial Statements......................................................................        7

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....................        9

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................................       12

Part II

      Item 1.  Legal Proceedings........................................................................................       13
      Item 2.  Changes in Securities and Use of Proceeds................................................................       13
      Item 3.  Defaults Upon Senior Securities..........................................................................       13
      Item 4.  Submission of Matters to a Vote of Security Holders......................................................       13
      Item 5.  Other Information........................................................................................       14
      Item 6.  Exhibits and Reports on Form 8-K.........................................................................       14
                     Signatures.........................................................................................       14

                                     PART I

Item 1.  Financial Statements

                   DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                               INCOME STATEMENT

               (Dollars in thousands, except per share amounts)
                                  (unaudited)


                                                                                                          Three Months Ended
                                                                                                              December 31,
                                                                                                              ------------
                                                                                                          1998             1999
                                                                                                     -------------   --------------

Sales................................................................................................  $    61,877      $    73,761
Cost of goods sold...................................................................................       44,530           53,633
Selling, general and administrative expense..........................................................        7,914            8,808
Research and development expense.....................................................................        3,866            5,422
                                                                                                     -------------   --------------

Operating profit.....................................................................................        5,567            5,898
Other (income) expense...............................................................................        1,035             (195)
                                                                                                     -------------   --------------

Income before income taxes and minority interest.....................................................        4,532            6,093
Provision for income taxes...........................................................................        1,405            1,677
                                                                                                     -------------   --------------

Income before minority interest......................................................................        3,127            4,416
Minority interest in joint ventures..................................................................                           104
                                                                                                     -------------   --------------

Net income...........................................................................................  $     3,127      $     4,312
                                                                                                     =============   ==============



Basic earnings per share.............................................................................        $0.20            $0.28
                                                                                                     =============   ==============

Basic weighted average shares outstanding............................................................   15,296,222       15,479,965
                                                                                                     =============   ==============

Diluted earnings per share...........................................................................        $0.20            $0.27
                                                                                                     =============   ==============

Diluted weighted average shares outstanding..........................................................   15,669,911       16,144,735
                                                                                                     =============   ==============


        The accompanying notes are an integral part of this statement.

                   DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                               INCOME STATEMENT

               (Dollars in thousands, except per share amounts)
                                  (unaudited)


                                                                                                         Six Months Ended
                                                                                                             December 31,
                                                                                                             ------------
                                                                                                          1998            1999
                                                                                                     -------------   -------------

Sales................................................................................................  $   122,872     $   147,883
Cost of goods sold...................................................................................       88,478         104,527
Selling, general and administrative expense..........................................................       15,895          17,677
Research and development expense.....................................................................        7,732          10,426
                                                                                                     -------------   -------------

Operating profit.....................................................................................       10,767          15,253
Other expense........................................................................................        1,482              17
                                                                                                     -------------   -------------

Income before income taxes and minority interest.....................................................        9,285          15,236
Provision for income taxes...........................................................................        2,878           4,235
                                                                                                     -------------   -------------

Income before minority interest......................................................................        6,407          11,001
Minority interest in joint ventures..................................................................                          112
                                                                                                     -------------   -------------

Net income...........................................................................................  $     6,407     $    10,889
                                                                                                     =============   =============



Basic earnings per share.............................................................................        $0.42           $0.71
                                                                                                     =============   =============

Basic weighted average shares outstanding............................................................   15,285,674      15,421,985
                                                                                                     =============   =============

Diluted earnings per share...........................................................................        $0.41           $0.68
                                                                                                     =============   =============

Diluted weighted average shares outstanding..........................................................   15,641,751      16,074,120
                                                                                                     =============   =============


        The accompanying notes are an integral part of this statement.

                   DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                                 BALANCE SHEET

               (Dollars in thousands, except par value amounts)
                                  (unaudited)

                                    ASSETS

                                                                                  June 30,       December 31,
                                                                                    1999             1999
                                                                               --------------   ---------------
 Current assets:
   Cash and cash equivalents..................................................     $ 61,311          $ 32,703
   Accounts receivable, trade.................................................       45,272            50,638
   Accounts receivable, related parties.......................................        1,388             1,294
   Inventories................................................................       12,707            14,358
   Deferred income taxes......................................................        9,547             9,198
   Prepaid expenses and other current assets..................................        9,421            11,034
                                                                              -------------   ---------------

   Total current assets.......................................................      139,646           119,225
Property and equipment........................................................      312,240           361,715
Accounts receivable, related parties..........................................        1,324             1,254
Deferred income taxes.........................................................        3,596             4,367
Other assets..................................................................       23,600            44,736
                                                                              -------------   ---------------

   Total assets...............................................................     $480,406          $531,297
                                                                              =============   ===============


                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, trade....................................................     $ 34,563          $ 43,470
   Accounts payable, related parties..........................................        1,742             1,540
   Short-term borrowings......................................................        2,702             5,072
   Income taxes payable.......................................................        5,179             3,071
   Other accrued liabilities..................................................       24,326            28,040
                                                                              -------------   ---------------

   Total current liabilities..................................................       68,512            81,193
Long-term borrowings..........................................................        4,659             3,278
Long-term borrowings, related parties.........................................      100,000           100,000
Deferred income taxes.........................................................       13,644            13,313
Other liabilities.............................................................        2,837            15,486
Minority interest in net assets of joint ventures.............................       16,453            26,008
Commitments and contingencies.................................................
Stockholders' equity:
   Common stock, $.01 par value; 100,000,000 shares authorized;
      15,332,282 and 15,600,066 issued and outstanding........................          153               156
   Additional paid-in capital.................................................      164,342           171,168
   Retained earnings..........................................................      109,806           120,695
                                                                              -------------   ---------------

   Total liabilities and stockholders' equity.................................     $480,406          $531,297
                                                                              =============   ===============


        The accompanying notes are an integral part of this statement.

                   DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                            (Dollars in thousands)
                                  (unaudited)


                                                                                                          Six Months Ended
                                                                                                            December 31,
                                                                                                       ----------------------
                                                                                                         1998         1999
                                                                                                     -----------------------

Cash flows from operating activities:
   Net income........................................................................................  $  6,407     $ 10,889
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization.....................................................................    18,780       26,850
   Other.............................................................................................    (1,107)        (321)
   Cash provided (used) by changes in assets and liabilities:
    Accounts receivable..............................................................................     5,535       (4,466)
    Inventories......................................................................................     1,573       (1,032)
    Prepaid expenses and other current assets........................................................    (1,244)      (1,954)
    Accounts payable.................................................................................   (12,596)       1,164
    Other accrued liabilities........................................................................     1,755       (2,341)
                                                                                                     -----------------------
      Net cash provided by operating activities.......................................................    19,103       28,789
                                                                                                     -----------------------

Cash flows from investing activities:
   Capital expenditures..............................................................................   (32,417)     (62,507)
   Payment for acquisitions..........................................................................   (20,547)     (10,025)
                                                                                                     -----------------------

      Net cash used in investing activities..........................................................   (52,964)     (72,532)
                                                                                                     -----------------------

Cash flows from financing activities:
   Increase in borrowings............................................................................    38,049          952
   Proceeds from issuance of common stock............................................................       687        5,358
   Increase in minority interest in net assets of joint venture......................................    16,394        9,443
                                                                                                     -----------------------

      Net cash provided by financing activities......................................................    55,130       15,753
                                                                                                     -----------------------

Effect of exchange rate changes on cash..............................................................    (2,093)        (618)
                                                                                                     -----------------------

Net increase (decrease) in cash and cash equivalents.................................................    19,176      (28,608)
Cash and cash equivalents at beginning of period.....................................................    19,688       61,311
                                                                                                     -----------------------

Cash and cash equivalents at end of period...........................................................  $ 38,864     $ 32,703
                                                                                                     =======================

        The accompanying notes are an integral part of this statement.

                   DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                            (Dollars in thousands)
                                  (unaudited)

Note 1 - Basis of Presentation

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

Note 2 - Inventories

     Inventories consist primarily of raw materials.

Note 3 - Segment Information

  In accordance with FAS 131, segment information as of or for the six months ended December 31 is as follows:

                                              United States           Europe               Asia              Total
                                            ----------------    ---------------     ----------------    --------------
                     1998
                    -----                  -
Sales  ..................................           $ 71,015            $26,166             $ 25,691          $122,872
Transfers between geographic areas  .....              9,699              1,533                  225
                                            ----------------    ---------------     ----------------    --------------
                                                      80,714             27,699               25,916           122,872
                                            ================    ===============     ================    ==============
Net income (loss)  ......................              5,577             (4,957)               5,787             6,407
Identifiable assets  ....................            215,168             75,082              135,872           426,122

                     1999
                     ----
Sales  ..................................           $ 89,063            $26,609             $ 32,211          $147,883
Transfers between geographic areas  .....             11,770                914                8,133
                                            ----------------    ---------------     ----------------    --------------
                                                     100,833             27,523               40,344           147,883
                                            ================    ===============     ================    ==============
Net income (loss)  ......................              4,239             (1,863)               8,513            10,889
Identifiable assets  ....................            270,484             90,360              170,453           531,297

  Sales outside the United States of products manufactured in and exported from the United States are not significant. Products are transferred between geographic areas on a basis intended to approximate the market value of such products.

Note 4 - Commitments and Contingencies

     We are undertaking a significant global expansion to support the future growth of our business. We also began construction on a new photomask production facility in Gresham, Oregon that we subsequently and indefinitely delayed. If additional capacity were to be needed, we could complete the Gresham facility within approximately six months. In addition, we are constructing new photomask production facilities in Singapore and Corbeil-Essonnes, France.

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

Note 5 - Acquisition

     In December 1999, we acquired the photomask production equipment from Altis Semiconductor, a joint venture between IBM and Infineon Technologies. The acquisition included the purchase of equipment, the purchase of inventory, the execution of a supply agreement and the hiring of employees in the photomask manufacturing organization. Consideration for the acquisition is approximately $40 million. Approximately $23 million has been assigned to intangible assets.

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

Overview

     Based on worldwide sales, we believe we are one of the largest photomask manufacturers in the world. We sell our products to over 200 customers in 20 different countries. Essentially all of our sales are to customers in the semiconductor manufacturing industry. We manufacture a broad range of photomasks based on customer-supplied design data. We also manufacture photoblanks and pellicles, the principal components of photomasks, primarily for internal consumption. We operate globally with established manufacturing facilities in North America, Europe and Asia.

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

Results of Operations

     Sales. Sales are comprised primarily of photomask sales to semiconductor manufacturers. Sales increased 19.2% from $61.9 million in the quarter ended December 31, 1998 to $73.8 million in the quarter ended December 31, 1999.
Sales in North America and Asia increased from $36.2 million and $12.4 million in the quarter ended December 31, 1998 to $45.7 million and $15.2 million in the quarter ended December 31, 1999. Sales in Europe were substantially unchanged. Sales increased 20.4% from $122.9 million in the six months ended December 31, 1998 to $147.9 million in the six months ended December 31, 1999. Sales in North America and Asia increased from $71.1 million and $25.7 million in the six
                 -
months ended December 31, 1998 to $89.1 million and $32.2 million in the six months ended December 31, 1999. Increased average selling price and increased unit volume both contributed to the increase in sales during the quarter ended and six months ended December 31, 1999. Unit volume increases represented slightly more than one-half of the increase in sales in the quarter ended and six months ended December 31, 1999. Average selling price increases represented the rest of the increase in sales in the quarter ended and six months ended December 31, 1999. We continue to experience an increase in demand for advanced photomasks, those with design technology of 0.25 micron and below, which for the quarter ended December 31, 1999 represented approximately 31% of our sales. This shift in demand reflects what we believe to be a continued trend toward higher utilization of complex semiconductor devices with finer line widths.

     Cost of Goods Sold. Cost of goods sold consists of material, labor, depreciation and overhead. Cost of goods sold increased from $44.5 million in the quarter ended December 31, 1998 to $53.6 million in the quarter ended December 31, 1999 and also increased from $88.5 million in the six months ended December 31, 1998 to $104.5 million in the six months ended December 31, 1999. The increase resulted primarily from higher costs associated with increased manufacturing capacity. As we add capacity to position ourselves for future growth, we will incur additional costs related to new facilities and costs related to capacity expansions at existing facilities. As a percentage of sales, cost of goods sold increased from 72.0% in the quarter ended December 31, 1998 to 72.7% in the quarter ended December 31, 1999 and decreased from 72.0% in the six months ended December 31, 1998 to 70.7% in the six months ended December 31, 1999. The percentage of sales decrease was primarily due to improved capacity utilization.

     Selling, General and Administrative Expense. Selling, general and administrative expense includes salaries of sales personnel, marketing expense, general and administrative expense and product distribution expense. Selling, general and administrative expense as a percentage of sales decreased from 12.8% in the quarter ended December 31, 1998 to 11.9% in the quarter ended December 31, 1999 and decreased from 12.9% in the six months ended December 31, 1998 to 12.0% in the six months ended December 31, 1999. The decreases are primarily the result of higher sales. Selling, general and administrative expense increased 11.3% from $7.9 million in the quarter ended December 31, 1998 to $8.8 million in the quarter ended December 31, 1999 and increased 11.2% from $15.9 million in the six months ended December 31, 1998 to $17.7 million in the six months ended December 31, 1999. The increases are primarily the result of increased costs related to new facilities and initiatives partially offset by regularized incentive compensation expense. We anticipate that selling, general and administrative expense will increase in the future.

     Research and Development Expense. Research and development expense consists primarily of employee costs, cost of material consumed, depreciation, engineering related costs and our share of costs of the DPI Reticle Technology Center. Research and development expense increased from $3.9 million in the quarter ended December 31, 1998 to $5.4 million in the quarter ended December 31, 1999 and increased from $7.7 million in the six months ended December 31, 1998 to $10.4 million in the six months ended December 31,1999. The increases were due primarily to increased focus on research and development at our facility in Ichon and our joint venture participation with Advanced Micro Devices, Micron Technology and Motorola in the DPI Reticle Technology Center, which was formed to develop advanced photomask technology and fabricate leading-edge photomasks. We believe that, through our participation in the DPI Reticle Technology Center, we will be able to help meet the future technology needs of the semiconductor industry for advanced photomasks. We anticipate that research and development expense will continue to increase in absolute dollars in the future reflecting our strategy of advancing our technological leadership. However, there can be no assurance that such expenditures will enable us to develop new technologies or to maintain our technological leadership.

     Other (Income) Expense. Other (income) expense includes interest expense, interest income and exchange gains and losses. Other (income) expense was $1.0 million in the quarter ended December 31, 1998 and ($0.2 million) in the quarter ended December 31, 1999 and was $1.5 million in the six months ended December 31, 1998 and zero in the six months ended December 31, 1999. The decrease relates primarily to lower interest expense on our credit agreement discussed below.

     Provision for Income Taxes. Our tax expense has been determined in accordance with FAS 109 and is based on the statutory rates in effect in the countries in which we operate. Our effective tax rate was 31% for the quarter ended December 31, 1998 and for the six months ended December 31, 1998. Our effective tax rate was 28% for the quarter ended December 31, 1999 and for the six months ended December 31, 1999. Certain of our operations in Asia are subject to government granted tax exemptions.

     Minority Interest in Joint Ventures. The minority interest impact of our joint ventures was $0.1 million for the quarter ended December 31, 1999 and for the six months ended December 31, 1999. Minority interest reflects the partners' share of the joint venture operations.

Liquidity and Capital Resources

     Our working capital was $71.1 million at June 30, 1999 and $38.0 million at December 31, 1999. The decrease in working capital was due principally to lower cash balances resulting from capital expenditures and the IBM acquisition. Cash and cash equivalents were $61.3 million at June 30, 1999 and $32.7 million at December 31, 1999. Cash provided by operating activities increased from $19.1 million in the six months ended December 31, 1998 to $28.8 million in the six months ended December 31, 1999.

     Cash used in investing activities (capital expenditures and payment for acquisition) was $53.0 million in the six months ended December 31, 1998 and $72.5 million in the six months ended December 31, 1999. Management expects capital expenditures for the remainder of 2000 will be approximately $80 to $100 million. Capital expenditures have been and will be used primarily to expand our manufacturing capacity and advance our technical capability. We may in the future pursue additional acquisitions of businesses, products and technologies, or enter into other joint venture arrangements that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid.

     Cash provided by financing activities was $55.1 million in the six months ended December 31, 1998 and $15.8 million in the six months ended December 31, 1999. Pursuant to our credit agreement with DuPont, DuPont originally agreed to provide a credit facility in an aggregate amount of $100.0 million. This credit facility expires in 2001 and any loans thereunder will bear interest at LIBOR plus 0.25% per annum. At our option, advances under this credit facility are convertible into term loans with maturities up to seven years. We had borrowed a maximum of approximately $69 million under this credit facility and, at December 31, 1999, no borrowings were outstanding under this credit facility. In March 1999, we amended our credit agreement with DuPont to add a second credit facility with an additional borrowing capacity of $100.0 million. The second credit facility has a term of three years and outstanding amounts bear interest at 0.25% per annum for the first two years and LIBOR plus 0.25% per annum for the third year. We have borrowed a maximum of $100.0 million under this credit facility and, at December 31, 1999, borrowings of $100.0 million were outstanding under this credit facility. The amended credit agreement contains, among other things, covenants restricting our ability to incur additional debt.

     Our ongoing cash requirements will be for capital expenditures, acquisitions, research and development and working capital. We also began construction on a new photomask production facility in Gresham, Oregon that we subsequently and indefinitely delayed. If additional capacity were to be needed, we could complete the Gresham facility within approximately six months. In addition, we are constructing new photomask production facilities in Singapore and Corbeil-Essonnes, France. Further, we have entered into an agreement with Etec Systems to upgrade our existing MEBES(R) electron-beam pattern generation tools. These plans reflect a significant capital investment over the next five years. Management believes that cash provided by operations and the credit agreement with DuPont will be sufficient to meet our cash requirements for at least the next 12 months. Based on our current operating plans, we will require external financing from time to time to fund our capital expenditures. There can be no assurance that we will be able to obtain the additional financing required to fund these capital investments on reasonable terms, or at all.

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

     Foreign Currency Exposure.   Non-U.S. operations are subject to certain
risks inherent in conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material effect on our results of operations. Our financial statements reflect remeasurement of items denominated in non-U.S. currencies to U.S. Dollars, our functional currency. Exchange gains or losses are included in income in the period in which they occur. We monitor our exchange rate exposure and attempt to reduce such exposure by hedging. We have entered into Japanese Yen, Korean Won, Singapore Dollar, Taiwan Dollar and Euro forward contracts designed to reduce such exposure. At December 31, 1999, we held forward contracts with a notional amount of approximately $8.4 million, a carrying amount of approximately $8.6 million and an unrealized loss of approximately $0.2 million. There can be no assurance that such forward contracts or any other hedging activity will be available or adequate to eliminate, or even mitigate, the impact of our exchange rate exposure. There can be no assurance that such risks will not have a material adverse impact on our liquidity and results of operations in the future.

Forward Looking Statements

     This document contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "anticipate," "intend," "plan," "estimate," "expect,"
"believe," "may," "should," "would," "will" and "could" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. We believe that it is important to communicate our future expectations. However, there may be events in the future that we are unable to accurately predict or control. The factors listed in our 1999 Annual Report on Form 10-K in the section captioned ''Risk Factors,'' which are highlighted below, as well as any cautionary language in this document, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Risk Factors listed in our 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 21, 1999 include: (i) our operations are dependent on the activities of semiconductor manufacturers, (ii) our financial results may be affected by factors outside of our control, (iii) we may not obtain sufficient capital to fund our needs, (iv) our operating results will be adversely affected by under-utilized production capacity, (v) rapid technological change could render our products obsolete, (vi) our market is highly competitive and subject to pricing pressures, (vii) our international operations present special risks, (viii) our operating results are influenced by the performance of Asian economies, (ix) we face risks associated with manufacturing difficulties, (x) we depend on a few significant customers, (xi) we depend on a limited number of equipment manufacturers, (xii) we depend on a limited number of raw material suppliers, (xiii) we depend on a limited number of management and technical personnel, (xiv) DuPont controls all stockholder votes, (xv) we must integrate and manage our recent acquisitions and joint ventures, (xvi) we are subject to risks associated with future acquisitions or joint ventures, (xvii) we may be unable to enforce or defend our ownership and use of proprietary technology, (xviii) we may be unprepared for changes in environmental laws and regulations, (xix) Year 2000 issues expose use to liability, (xx) we face uncertainty implementing a new global information system, (xxi) our market price is volatile and (xxii) our stock price may be affected when additional shares are sold.

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

     Not applicable

Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Stockholders was held on October 26, 1999 (the "Annual Meeting"). At the Annual Meeting, (i) the proposed amendments to our Amended and Restated Certificate of Incorporation which generally impose certain measures affecting stockholders' rights and certain "anti-takeover" provisions in connection with changes of control of our company were approved,
(ii) the Company's seven existing directors were reelected to the Board of Directors, (iii) the amendment to our 1997 Stock Option and Restricted Stock Plan to increase the number of shares of our common stock authorized for issuance under the plan by 2,000,000 shares was approved, and (iv) the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ended June 30, 2000 was ratified. Votes cast at the Annual Meeting are as follows:

                                               FOR       AGAINST    ABSTAIN    NON-VOTE
                                            ----------  ---------  ----------  ---------

Classified Board of Directors                9,893,760  2,846,137      57,672  1,126,625
Voting requirement to amend, change          9,810,433  2,929,864      57,272  1,126,625
     or repeal certain provisions
     of Amended and Restated
     Certificate of Incorporation
Increase shares authorized from             10,095,030  2,634,934      67,605  1,126,625
     25,000,000 to 100,000,000
Preferred stock liquidation                 11,508,706  1,227,414      61,449  1,126,625
Eliminate ability of stockholder             9,769,618  2,966,013      61,938  1,126,625
     action by written consent
Provisions for election of directors         9,925,460  2,810,249      61,860  1,126,625
     by preferred stockholders

                                            INDIVIDUAL
Election of Directors                       WITHHELD              FOR                    WITHHELD
                                            -----------------------------------------------------

     John L. Doyle                          109                   13,758,879             165,315
     John W. Himes                          145                   13,758,843             165,351
     John C. Hodgson                        230                   13,758,758             165,436
     Gary W. Pankonien                      0                     13,758,988             165,206
     John C. Sargent                        7,745                 13,751,243             172,951
     Susan Vladuchick Sam                   245                   13,758,743             165,451
     Marshall C. Turner                     100                   13,758,888             165,306

                                            FOR                AGAINST            ABSTAIN     NON-VOTE
                                            ----------------------------------------------------------

Approval to increase shares by 2,000,000    10,026,788         2,757,248           13,533    1,126,625
     in the 1997 Stock Option and
     Restricted Stock Plan

Ratification of the selection of            13,900,752            11,157           12,285    0
     PricewaterhouseCoopers LLP

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

                                              Dupont Photomasks, Inc.
                                                    (Registrant)

Date: February 11, 2000                       By:     /S/ MARSHALL C. TURNER
                                                   ----------------------------
                                                       Marshall C. Turner
                                                    Chairman of the Board and
                                                     Chief Executive Officer
                                                   (Principal Executive Officer)

Date: February 11, 2000                       By:     /S/ WILLIAM H. CARROLL
                                                   -----------------------------
                                                          William H. Carroll
                                                              Treasurer