Form 10-Q
period 2000-03-31
DUPONT PHOTOMASKS INC
filed 2000-05-15
CIK 1012128

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

                 For the quarterly period ended March 31, 2000

                         Commission file number 0-20839

                               ----------------

                            DUPONT PHOTOMASKS, INC.

             (Exact name of registrant as specified in our charter)

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of April 30, 2000, there were 15,688,471 shares of the registrant's common stock, $.01 par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I
  Item 1. Financial Statements
          Income Statement for the Three Months Ended March 31, 1999 and
             2000.......................................................     3
          Income Statement for the Nine Months Ended March 31, 1999 and
             2000.......................................................     4
          Balance Sheet at June 30, 1999 and March 31, 2000.............     5
          Statement of Cash Flows for the Nine Months Ended March 31,
             1999 and 2000..............................................     6
          Notes to Financial Statements.................................     7
          Management's Discussion and Analysis of Financial Condition
  Item 2.    and Results of Operations..................................     9
  Item 3. Quantitative and Qualitative Disclosures About Market Risk....    13
 PART II
  Item 1. Legal Proceedings.............................................    14
  Item 2. Changes in Securities and Use of Proceeds.....................    14
  Item 3. Defaults Upon Senior Securities...............................    14
  Item 4. Submission of Matters to a Vote of Security Holders...........    14
  Item 5. Other Information.............................................    14
  Item 6. Exhibits and Reports on Form 8-K..............................    14
          Signatures....................................................    15

                                     PART I

Item 1. Financial Statements

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                                INCOME STATEMENT

                (Dollars in thousands, except per share amounts)
                                  (unaudited)

                               Three Months Ended
                                    March 31,
                             ------------------------
                                1999         2000
                             -----------  -----------
   Sales...................  $    67,159  $    86,790
   Cost of goods sold......       47,419       59,339
   Selling, general and
    administrative
    expense................        8,657       10,466
   Research and development
    expense................        4,574        6,071
                             -----------  -----------
   Operating profit........        6,509       10,914
   Other (income) expense..          209         (303)
                             -----------  -----------
   Income before income
    taxes and minority
    interest...............        6,300       11,217
   Provision for income
    taxes..................        2,003        2,765
                             -----------  -----------
   Income before minority
    interest...............        4,297        8,452
   Minority interest in
    joint ventures.........         (158)       1,340
                             -----------  -----------
   Net income..............  $     4,455  $     7,112
                             ===========  ===========

   Basic earnings per
    share..................  $      0.29  $      0.45
                             ===========  ===========
   Basic weighted average
    shares outstanding.....   15,307,852   15,636,474
                             ===========  ===========
   Diluted earnings per
    share..................  $      0.28  $      0.44
                             ===========  ===========
   Diluted weighted average
    shares outstanding.....   15,918,677   16,281,769
                             ===========  ===========

          The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                                INCOME STATEMENT

                (Dollars in thousands, except per share amounts)
                                  (unaudited)

                                Nine Months Ended
                                    March 31,
                             ------------------------
                                1999         2000
                             -----------  -----------
   Sales...................  $   190,031  $   234,673
   Cost of goods sold......      135,897      163,866
   Selling, general and
    administrative
    expense................       24,552       28,143
   Research and development
    expense................       12,306       16,497
                             -----------  -----------
   Operating profit........       17,276       26,167
   Other (income) expense..        1,691         (286)
                             -----------  -----------
   Income before income
    taxes and minority
    interest...............       15,585       26,453
   Provision for income
    taxes..................        4,881        7,000
                             -----------  -----------
   Income before minority
    interest...............       10,704       19,453
   Minority interest in
    joint ventures.........         (158)       1,452
                             -----------  -----------
   Net income..............  $    10,862  $    18,001
                             ===========  ===========

   Basic earnings per
    share..................  $      0.71  $      1.16
                             ===========  ===========
   Basic weighted average
    shares outstanding.....   15,293,067   15,493,481
                             ===========  ===========
   Diluted earnings per
    share..................  $      0.69  $      1.12
                             ===========  ===========
   Diluted weighted average
    shares outstanding.....   15,734,017   16,143,336
                             ===========  ===========


          The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                                 BALANCE SHEET

                (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)
                                  (UNAUDITED)

                                     ASSETS

                                                                        MARCH
                                                              JUNE 30,   31,
                                                                1999     2000
                                                              -------- --------
  Current assets:
   Cash and cash equivalents................................  $ 61,311 $ 29,588
   Accounts receivable, trade...............................    45,272   56,773
   Accounts receivable, related parties.....................     1,388    2,273
   Inventories..............................................    12,707   14,960
   Deferred income taxes....................................     9,547    9,054
   Prepaid expenses and other current assets................     9,421   10,624
                                                              -------- --------
    Total current assets....................................   139,646  123,272
  Property and equipment....................................   312,240  392,781
  Accounts receivable, related parties......................     1,324    1,341
  Deferred income taxes.....................................     3,596    4,657
  Other assets..............................................    23,600   42,001
                                                              -------- --------
    Total assets............................................  $480,406 $564,052
                                                              ======== ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
   Accounts payable, trade..................................  $ 34,563 $ 49,618
   Accounts payable, related parties........................     1,742    1,864
   Short-term borrowings....................................     2,702    4,701
   Income taxes payable.....................................     5,179    4,447
   Other accrued liabilities................................    24,326   29,190
                                                              -------- --------
    Total current liabilities...............................    68,512   89,820
  Long-term borrowings......................................     4,659    2,408
  Long-term borrowings, related parties.....................   100,000  112,000
  Deferred income taxes.....................................    13,644   14,166
  Other liabilities.........................................     2,837   15,483
  Minority interest in net assets of joint ventures.........    16,453   27,349
                                                              -------- --------
    Total liabilities.......................................   206,105  261,226
                                                              -------- --------
  Commitments and contingencies
  Stockholders' equity:
   Common stock, $.01 par value; 100,000,000 shares autho-
    rized;
    15,332,282 and 15,687,438 issued and outstanding........       153      157
   Additional paid-in capital...............................   164,342  174,862
   Retained earnings........................................   109,806  127,807
                                                              -------- --------
    Total stockholders' equity..............................   274,301  302,826
                                                              -------- --------
    Total liabilities and stockholders' equity..............  $480,406 $564,052
                                                              ======== ========

          The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                               MARCH 31,
                                                          --------------------
                                                            1999       2000
                                                          ---------  ---------
Cash flows from operating activities:
 Net income.............................................. $  10,862  $  18,001
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization..........................    29,284     42,259
  Other..................................................    (1,505)     1,145
  Cash provided (used) by changes in assets and liabili-
   ties:
   Accounts receivable...................................     3,578    (11,750)
   Inventories...........................................     4,198     (1,635)
   Prepaid expenses and other current assets.............    (4,264)    (1,707)
   Accounts payable......................................   (12,757)     8,394
   Other accrued liabilities.............................     2,518      2,542
                                                          ---------  ---------
    Net cash provided by operating activities............    31,914     57,249
                                                          ---------  ---------
Cash flows from investing activities:
 Capital expenditures....................................   (63,926)  (106,970)
 Payment for acquisitions................................   (40,355)   (10,025)
                                                          ---------  ---------
    Net cash used in investing activities................  (104,281)  (116,995)
                                                          ---------  ---------
Cash flows from financing activities:
 Increase in borrowings..................................    88,253     11,813
 Proceeds from issuance of common stock..................       876      7,495
 Increase in minority interest in net assets of joint
  ventures...............................................    16,394      9,442
                                                          ---------  ---------
    Net cash provided by financing activities............   105,523     28,750
                                                          ---------  ---------
Effect of exchange rate changes on cash..................    (1,669)      (727)
                                                          ---------  ---------
Net increase (decrease) in cash and cash equivalents.....    31,487    (31,723)
Cash and cash equivalents at beginning of period.........    19,688     61,311
                                                          ---------  ---------
Cash and cash equivalents at end of period............... $  51,175  $  29,588
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

NOTE 3--SEGMENT INFORMATION

   In accordance with SFAS 131, segment information as of or for the nine months ended March 31 is as follows:

                                       UNITED STATES EUROPE    ASIA    TOTAL
                                       ------------- -------  ------- --------
                    1999
                    ----
      Sales...........................   $111,186    $39,425  $39,420 $190,031
      Transfers between geographic
       areas..........................     14,574      1,967    1,202
                                         --------    -------  ------- --------
                                         $125,760    $41,392  $40,622 $190,031
                                         ========    =======  ======= ========
      Net income (loss)...............   $  6,337    $(2,506) $ 7,031 $ 10,862
      Identifiable assets.............    242,514     75,265  144,447  462,226
                    2000
                    ----
      Sales...........................   $139,457    $42,560  $52,656 $234,673
      Transfers between geographic
       areas..........................     17,182      2,135   11,181
                                         --------    -------  ------- --------
                                         $156,639    $44,695  $63,837 $234,673
                                         ========    =======  ======= ========
      Net income (loss)...............   $  4,782    $  (583) $13,802 $ 18,001
      Identifiable assets.............    237,190    100,400  226,462  564,052

   Products are transferred between geographic areas on a basis intended to approximate the market value of such products.

NOTE 4--COMMITMENTS AND CONTINGENCIES

   We are constructing new photomask production facilities in Singapore and Corbeil-Essonnes, France. Additionally, construction of our photomask production facility in Gresham, Oregon has been delayed indefinitely. If additional capacity is needed, we can complete the Gresham facility within approximately six months.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

   We have various purchase commitments incidental to the normal course of business including non-refundable deposits to purchase equipment. In the aggregate, such commitments are not at prices in excess of current market. We also have guaranteed a portion of certain equipment leases of the DPI Reticle Technology Center. Such leases are generally for four years and provide for payments not in excess of current market.

   We are subject to litigation in the normal course of business. We believe the effect, if any, of an unfavorable settlement of such litigation would not have a material adverse impact on our financial position, results of operations, cash flows or liquidity.

NOTE 5--ACQUISITION

   In December 1999, we acquired the photomask production equipment of Altis Semiconductor, a joint venture between IBM and Infineon Technologies. The acquisition included the purchase of equipment, the purchase of inventory, the execution of a supply agreement with IBM and the hiring of employees in the photomask manufacturing organization. Consideration for the acquisition was approximately $40 million. Approximately $23 million has been assigned to intangible assets.

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

RESULTS OF OPERATIONS

   Sales. Sales are comprised primarily of photomask sales to semiconductor manufacturers. Sales increased 29.2% (25.6% prior to the licensing of $2.5 million of intellectual property related to mask technology) from $67.2 million in the quarter ended March 31, 1999 to $86.8 million in the quarter ended March 31, 2000. Sales in North America, Europe and Asia increased from $40.1 million, $13.3 million and $13.7 million, respectively, in the quarter ended March 31, 1999 to $50.4 million, $16.0 million and $20.4 million, respectively, in the quarter ended March 31, 2000. Sales increased 23.5% from $190.0 million in the nine months ended March 31, 1999 to $234.7 million in the nine months ended March 31, 2000. Sales in North America, Europe and Asia increased from $111.2 million, $39.4 million and $39.4 million, respectively, in the nine months ended March 31, 1999 to $139.5 million, $42.6 million and $52.7 million, respectively, in the nine months ended March 31, 2000. Licensing of $2.5 million of intellectual property related to mask technology represented 12.7% of the increase in sales in the quarter ended March 31, 2000 and 5.6% of the increase in sales in the nine months ended March 31, 2000. Increased average selling price and increased unit volume both also contributed to the increase in sales during the quarter ended and nine months ended March 31, 2000. Unit volume increases represented approximately 50% of the increase in sales in the quarter ended March 31, 2000 and approximately 60% of the increase in sales in the nine months ended March 31, 2000. Average selling price increases represented the rest of the increase in sales in the quarter ended and nine months ended March 31, 2000. We continue to experience an increase in demand for advanced photomasks, those with design technology of 0.25 micron and below, which for the quarter ended March 31, 2000, represented approximately 47% of our sales. This shift in demand reflects what we believe to be a continued trend toward higher utilization of complex semiconductor devices with finer line widths.

   Cost of Goods Sold. Cost of goods sold consists of material, labor, depreciation and overhead. Cost of goods sold increased 25.1% from $47.4 million in the quarter ended March 31, 1999 to $59.3 million in the quarter ended March 31, 2000 and also increased 20.6% from $135.9 million in the nine months ended March 31, 1999 to $163.9 million in the nine months ended March 31, 2000. The increase resulted primarily from higher costs associated with increased manufacturing capacity. As we add capacity to position ourselves for future growth, we will incur additional costs related to new facilities and costs related to capacity expansions at existing facilities. As a percentage of sales, cost of goods sold decreased from 70.6% in the quarter ended March 31, 1999 to 68.4% in the quarter ended March 31, 2000 and decreased from 71.5% in the nine months ended March 31, 1999 to 69.8% in the nine months ended March 31, 2000. The percentage of sales decrease was primarily due to improved capacity utilization.

   Selling, General and Administrative Expense. Selling, general and administrative expense includes salaries of sales personnel, marketing expense, general and administrative expense and product distribution expense. Selling, general and administrative expense increased 20.9% from $8.7 million in the quarter ended March 31, 1999 to $10.5 million in the quarter ended March 31, 2000 and increased 14.6% from $24.6 million in the nine months ended March 31, 1999 to $28.1 million in the nine months ended March 31, 2000. The increases are primarily the result of increased costs related to new facilities and initiatives with the increase for the nine months ended March 31, 2000 partially offset by regularized incentive compensation expense. Selling, general and administrative expense as a percentage of sales decreased from 12.9% in the quarter ended March 31, 1999 to 12.1% in the quarter ended March 31, 2000 and decreased from 12.9% in the nine months ended March 31, 1999 to 12.0% in the nine months ended March 31, 2000. The decreases are primarily the result of higher sales. We anticipate that selling, general and administrative expense will increase in the future.

   Research and Development Expense. Research and development expense consists primarily of employee costs, cost of material consumed, depreciation, engineering related costs and our share of costs of the DPI Reticle Technology Center. Research and development expense increased 32.7% from $4.6 million in the quarter ended March 31, 1999 to $6.1 million in the quarter ended March 31, 2000 and increased 34.1% from $12.3 million in the nine months ended March 31, 1999 to $16.5 million in the nine months ended March 31, 2000. Research and development expense as a percentage of sales increased from 6.8% in the quarter ended March 31, 1999 to 7.0% in the quarter ended March 31, 2000 and increased from 6.5% in the nine months ended March 31, 1999 to 7.0% in the nine months ended March 31, 2000. The increases were due primarily to increased focus on research and development at our facility in Ichon and our joint venture participation with Advanced Micro Devices, Micron Technology and Motorola in the DPI Reticle Technology Center, which was formed to develop advanced photomask technology and fabricate leading-edge photomasks. We believe that, through our participation in the DPI Reticle Technology Center, we will be able to help meet the future technology needs of the semiconductor industry for advanced photomasks. We anticipate that research and development expense will continue to increase in absolute dollars in the future reflecting our strategy of advancing our technological leadership. However, there can be no assurance that such expenditures will enable us to develop new technologies or to maintain our technological leadership.

   Other (Income) Expense. Other (income) expense includes interest expense, interest income and exchange gains and losses. Other (income) expense was $0.2 million in the quarter ended March 31, 1999 and ($0.3 million) in the quarter ended March 31, 2000 and was $1.7 million in the nine months ended March 31, 1999 and ($0.3 million) in the nine months ended March 31, 2000. The decrease relates primarily to lower interest expense on our credit agreement discussed below.

   Provision for Income Taxes. Our tax expense has been determined in accordance with SFAS 109 and is based on the statutory rates in effect in the countries in which we operate. Our effective tax rate was 31% for the quarter and nine months ended March 31, 1999. Our effective tax rate was 28% for the quarter and nine months ended March 31, 2000. Our effective tax rate varied from the maximum statutory rate primarily because certain of our operations in Asia are subject to government granted tax exemptions.

   Minority Interest in Joint Ventures. The minority interest impact of our joint ventures was $1.3 million for the quarter ended March 31, 2000 and $1.5 million for the nine months ended March 31, 2000. Minority interest reflects the partners' share of the joint venture operations.

LIQUIDITY AND CAPITAL RESOURCES

   Our working capital was $71.1 million at June 30, 1999 and $33.5 million at March 31, 2000. The decrease in working capital was due principally to lower cash balances resulting from capital expenditures and the December 1999 IBM acquisition. Cash and cash equivalents were $61.3 million at June 30, 1999 and $29.6 million at March 31, 2000. Cash provided by operating activities increased from $31.9 million in the nine months ended March 31, 1999 to $57.2 million in the nine months ended March 31, 2000.

   Cash used in investing activities (capital expenditures and payment for acquisition) was $104.3 million in the nine months ended March 31, 1999 and $117.0 million in the nine months ended March 31, 2000. Management expects capital expenditures for the remainder of 2000 to be approximately $50 to $70 million. Capital expenditures have been and will be used primarily to expand our manufacturing capacity and advance our technical capability. In addition, we may in the future pursue additional acquisitions of businesses, products and technologies, or enter into other joint venture arrangements that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid.

   Cash provided by financing activities was $105.5 million in the nine months ended March 31, 1999 and $28.8 million in the nine months ended March 31, 2000. Pursuant to our credit agreement with DuPont, DuPont originally agreed to provide a credit facility in an aggregate amount of $100.0 million. This credit facility expires in 2001 and any loans thereunder bear interest at LIBOR plus 0.25% per annum. At our option, advances under this credit facility are convertible into term loans with maturities up to seven years. We have borrowed a maximum of approximately $69 million under this credit facility and, at March 31, 2000, borrowings of $12 million were outstanding under this credit facility. In March 1999, we amended our credit agreement with DuPont to add a second credit facility with an additional borrowing capacity of $100.0 million. The second credit facility has a term of three years and outstanding amounts bear interest at 0.25% per annum for the first two years and LIBOR plus 0.25% per annum for the third year. We have borrowed a maximum of $100.0 million under this credit facility and, at March 31, 2000, borrowings of $100.0 million were outstanding under this credit facility. The amended credit agreement contains, among other things, covenants restricting our ability to incur additional debt.

   Our ongoing cash requirements will be for capital expenditures, acquisitions, research and development and working capital. We are constructing new photomask production facilities in Singapore and Corbeil-Essonnes, France. Additionally, construction of our photomask production facility in Gresham, Oregon has been delayed indefinitely. If additional capacity is needed, we can complete the Gresham facility within approximately six months. Management believes that cash provided by operations and the credit agreement with DuPont will be sufficient to meet our cash requirements for at least the next 12 months. Thereafter, based on our current operating plans, we may require external financing from time to time to fund our capital expenditures. There can be no assurance that we will be able to obtain the additional financing required to fund these capital investments on reasonable terms, or at all.

   Furthermore, there can be no assurance that alternative sources of financing will be available upon expiration of the DuPont credit facilities or that alternative sources of funding will be available if our capital requirements exceed the facilities and cash flow from operations. In addition, there can be no assurance that, even if funding is available, the terms thereof will be attractive.

OTHER MATTERS

   Changing Accounting Standards. In June 1998, the Financial Accounting Standards Board issued SFAS 133 which is not expected to have a material impact on our results.

   Foreign Currency Exposure. Non-U.S. operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material effect on our results of operations. Our financial statements reflect remeasurement of items denominated in non-U.S. currencies to U.S. Dollars, our functional currency. Exchange gains or losses are included in income in the period in which they occur. We monitor our exchange rate exposure and attempt to reduce such exposure by hedging. We have entered into forward contracts in currencies of the countries in which we conduct business in order to reduce such exposure. At March 31, 2000, we held forward contracts with a notional amount of approximately $9.6 million, a carrying amount of approximately $9.4 million and an unrealized gain of approximately $0.2 million. There can be no assurance that such forward contracts or any other hedging activity will be available or adequate to eliminate, or even mitigate, the impact of our exchange rate exposure. There can be no assurance that such risks will not have a material adverse impact on our liquidity and results of operations in the future.

FORWARD LOOKING STATEMENTS

   This document contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "anticipate," "intend," "plan," "estimate," "expect," "believe," "may," "should," "would," "will" and "could" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. We believe that it is important to communicate our future expectations. However, there may be events in the future that we are unable to accurately predict or control. The factors listed in our 1999 Annual Report on Form 10-K in the section captioned "Risk Factors," which are highlighted below, as well as any cautionary language in this document, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Risk Factors listed in our 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 21, 1999 include: (i) our operations are dependent on the activities of semiconductor manufacturers, (ii) our financial results may be affected by factors outside of our control, (iii) we may not obtain sufficient capital to fund our needs, (iv) our operating results will be adversely affected by under-utilized production capacity, (v) rapid technological change could render our products obsolete, (vi) our market is highly competitive and subject to pricing pressures, (vii) our international operations present special risks, (viii) our operating results are influenced by the performance of Asian economies, (ix) we face risks associated with manufacturing difficulties, (x) we depend on a few significant customers, (xi) we depend on a limited number of equipment manufacturers, (xii) we depend on a limited number of raw material suppliers,
(xiii) we depend on a limited number of management and technical personnel,
(xiv) DuPont controls all stockholder votes, (xv) we must integrate and manage our recent acquisitions and joint ventures, (xvi) we are subject to risks associated with future acquisitions or joint ventures, (xvii) we may be unable to enforce or defend our ownership and use of proprietary technology, (xviii) we may be unprepared for changes in environmental laws and regulations, (xix) Year 2000 issues expose us to liability, (xx) we face uncertainty implementing a new global information system, (xxi) our market price is volatile, (xxii) relatively small changes in revenue have a significant impact on our net income and (xxiii) our stock price may be affected when additional shares are sold.

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