Form 10-K405
period 2000-06-30
DUPONT PHOTOMASKS INC
filed 2000-09-19
CIK 1012128

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE YEAR ENDED JUNE 30, 2000

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

           Securities registered pursuant to Section 12(g) of the Act (Each class is registered on the NASDAQ National Market):

                              Title of Each Class
                         Common stock ($.01 par value)

       No securities are registered pursuant to Section 12(g) of the Act.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Aggregate market value of voting stock held by nonaffiliates (excludes outstanding shares beneficially owned by directors and executive officers and shares held by E. I. du Pont de Nemours and Company) as of September 15, 2000, was approximately $420.7 million. As of such date, 17,254,690 shares of the common stock, $.01 par value, were outstanding.

                      Documents Incorporated by Reference
 (Specific pages incorporated are indicated under the applicable Item herein):

                                                                 Incorporated
                                                                 by Reference
                                                                 in Part No.
                                                                 ------------
   Our proxy statement filed in connection with our 2000 Annual
    Meeting of Stockholders.....................................     III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DUPONT PHOTOMASKS, INC.

   Unless otherwise indicated, "we," "us" and "our" mean DuPont Photomasks, Inc. and "DuPont" means E. I. du Pont de Nemours and Company or one of its wholly owned subsidiaries. We have licensed from DuPont use of the tradename "DuPont" and the DuPont in Oval logo. All other trademarks or tradenames referred to in this document are the property of their respective owners. References in this document to "$" or "dollars" are to United States of America currency. Our fiscal year ends June 30.

                               ----------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Part I
  Item 1. Business........................................................   3
  Item 2. Properties......................................................  20
  Item 3. Legal Proceedings...............................................  20
  Item 4. Submission of Matters to a Vote of Security Holders.............  21

Part II
  Item 5. Market for Our Common Equity and Related Stockholder Matters....  21
  Item 6. Selected Financial Data.........................................  22
  Item 7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................  23
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....  28
  Item 8. Financial Statements and Supplementary Data.....................  28
  Item 9. Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................  28

Part III
  Item 10. Directors and Executive Officers...............................  29
  Item 11. Executive Compensation.........................................  30
  Item 12. Security Ownership of Certain Beneficial Owners and
           Management.....................................................  30
  Item 13. Certain Relationships and Related Transactions.................  30

Part IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
           K..............................................................  31
      Signatures..........................................................  33

                       Note on Incorporation by Reference

   Throughout this report, various information and data are incorporated by reference to portions of our 2000 Proxy Statement. Any reference in this report to disclosures in our 2000 Proxy Statement shall constitute incorporation by reference of that specific material into this Form 10-K.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   This document contains forward-looking statements that involve substantial risks and uncertainties such as statements concerning:

  .  Industry trends;

  .  Customer demand for photomasks;

  .  Growth and future operating results;

  .  Developments in our markets and strategic focus;

  . Expansion of and enhancements to our manufacturing facilities and product offerings;

  .  Customer benefits attributable to our products;

  . Potential acquisitions and joint ventures and the integration of acquired businesses;

  .  Technologies and operations;

  .  Strategic relationships with third parties; and

  . Future economic, business and regulatory conditions.

   You can identify these statements by forward-looking words such as "anticipate," "intend," "plan," "estimate," "expect," "believe," "may," "should," "would," "will" and "could" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. We believe that it is important to communicate our future expectations. However, there may be events in the future that we are unable to accurately predict or control. The factors listed in the section in Part I, Item I captioned "Risk Factors," as well as any other cautionary language in this document, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this document could have a material adverse effect on our business, results of operations and financial position.

                                     PART I

Item 1. Business

The Company

   We are one of the largest photomask manufacturers in the world. Photomasks are high-purity quartz or glass plates containing precision images of integrated circuits and are used as masters by semiconductor manufacturers to optically transfer these images onto semiconductor wafers. Photomasks are a necessary component in the production of semiconductors, and advanced photomask technologies are critical to enabling the manufacture of increasingly complex semiconductor devices. We manufacture a broad range of photomasks based on customer-supplied design data, including photomasks that meet the tightest design specifications required by semiconductor manufacturers today. We sell our products to over 300 customers in 20 different countries. We believe that we are the principal merchant photomask supplier for many of our customers, including Advanced Micro Devices, Agilent Technologies, Hewlett-Packard, Hyundai, IBM, Lucent Technologies, Micron Technology, National Semiconductor, Philips, Samsung, STMicroelectronics, Texas Instruments and UMC Group. We operate globally from 13 manufacturing facilities in North America, Europe and Asia, including two joint venture facilities. We also operate the DPI Reticle Technology Center, LLC, a joint venture facility dedicated to advanced photomask technology development and fabrication of leading-edge photomasks. Information regarding our operating segments is presented in our financial statements. We were incorporated in Texas on June 25, 1985, and were reincorporated in Delaware on November 9, 1995. Our principal executive offices are located at 131 Old Settlers Boulevard, Round Rock, Texas 78664, and our telephone number at this location is (512) 310-6500.

Industry Background

   The demand for photomasks is driven largely by increases in the number of semiconductor designs and the complexity of integrated circuits. Integrated circuit designs consist of a series of separate patterns, each of which must be imaged onto a different photomask. The resulting series of photomasks is then used to successively layer the circuit patterns onto the semiconductor wafer. As a result, photomasks are a necessary component in the typical production of semiconductors, and advanced photomask technologies are critical to enabling the manufacture of increasingly complex semiconductor devices. In addition, advanced photomask technologies such as phase shift masks and optical proximity correction masks can extend the optical resolution of existing photolithography equipment, thereby delaying the otherwise significant investment required for new semiconductor manufacturing equipment. Growth in the photomask market has not always correlated with increases in semiconductor sales. According to an industry source, the total worldwide market for photomasks has grown from approximately $1.3 billion in 1995 to approximately $2.1 billion in 1999. We estimate that the photomask market in North America, Europe and non-Japan Asia represented approximately 60 percent of the worldwide market in 1999.

   Historically, photomasks were generally designed and manufactured internally by semiconductor manufacturers in captive production facilities. Since the mid-1980s, however, the market for merchant photomask manufacturers like us has grown substantially. We estimate that during 1999 merchant photomask sales in North America, Europe and non-Japan Asia were over $700 million. As a result of a number of factors, including the increasing complexity and pace of technological change in the photomask industry, the emergence of reliable merchant photomask manufacturers and a trend by semiconductor manufacturers to focus capital resources on their core business, a number of semiconductor manufacturers have divested their captive photomask operations and chosen to rely on merchant photomask manufacturers for their photomask needs. Some other semiconductor manufacturers who have retained captive photomask operations have turned to merchant manufacturers to produce more technically advanced photomasks rather than invest in new capital equipment. Finally, the increasing capital requirements and competitive pressures in the photomask market have contributed to a consolidation among merchant photomask manufacturers.

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

   We believe the demand for photomasks in the semiconductor manufacturing process is increasing due to the following trends:

  . Proliferation of Semiconductor Applications. Semiconductor devices of all types are continuing to proliferate into products, including cellular telephones, pagers, automobiles, medical products, household appliances, Internet and communications infrastructure, personal digital assistants and other consumer electronic products. In addition, the demand for semiconductor devices by traditional markets such as personal computers is growing significantly as semiconductor content in electronic systems increases and as personal computers expand further into homes and other new market segments. We believe that the proliferation of semiconductor applications will lead to an increase in semiconductor design activity and resulting demand for photomasks.

  . Customization of Semiconductor Designs. Growing demand for customized semiconductors generates increased demand for photomasks as each new type of semiconductor device requires additional new and often more advanced photomasks. Examples of this customization include application specific integrated circuits, application-specific standard products, system-on-a-chip and a growing variety of memory products.

  . Increasing Semiconductor Device Complexity. Efforts to improve the performance and functionality of semiconductor devices have resulted in more complex devices. Complex devices require additional layers of patterns, and additional photomasks on which the patterns are imaged, to be manufactured. For example, the number of photomasks typically required for the manufacture of microprocessors in 1991 was 14 as compared to 25 photomasks now required for the most advanced generation of microprocessors.

  . Decreasing Size of Semiconductor Designs. The ability to produce smaller and more powerful semiconductor chips at lower costs drives the semiconductor industry's growth. As semiconductor line widths become as small as and smaller than the wavelength of the illumination sources in optical lithography, the semiconductor manufacturing process becomes increasingly dependent upon high precision photomasks to deliver process results to more demanding specifications and tolerances. Future generations of semiconductor wafer lithography equipment are expected to increase the need for high precision photomasks, thereby further increasing demand for advanced photomasks with tighter specifications. Development of increasingly smaller design features is likely to generate increased demand for advanced photomasks that can accurately and reliably replicate intricate design features.

  . Shorter Product Lifecycles. Product lifecycles have been decreasing for many types of electronic products, including cellular telephones, Internet-capable devices and other consumer electronic products. Each new product generation tends to require design changes to semiconductor content. We believe that this trend will continue to increase semiconductor design activity and the resulting demand for photomasks.

Strategy

   Our objective is to be the world's premier global supplier of photomasks, by providing the finest service and most advanced technology to our customers and by implementing the following strategies:

  . Advance Our Technological Leadership. We intend to continue to invest in research and development and advanced equipment to enhance our technological leadership position. We believe this strategy is essential to continuing to develop and deliver leading-edge photomasks, which are required to meet the demands of the leading global semiconductor manufacturers. We also believe that by providing leading-edge photomasks, such as advanced binary masks, phase shift masks and optical proximity correction masks, we can position ourselves as the preferred provider of photomasks to our customers. For example, we are partners with Advanced Micro Devices, Micron Technology and Motorola in the DPI Reticle Technology Center, a unique facility dedicated to developing advanced photomask technology and fabrication processes for leading-edge photomasks. Generally, we can use the technological advancements developed by the DPI Reticle Technology Center and our advanced facility in Ichon, Korea to improve the capability and efficiency of our manufacturing facilities.

  . Expand Our Strategic Relationships with Customers. A key component of our ongoing strategy is to continue to develop and expand our strategic relationships with the world's leading semiconductor manufacturers, including AMD, Agilent Technologies, Hewlett-Packard, Hyundai, IBM, Micron Technology, Motorola, Texas Instruments, and UMC Group. We believe these relationships will help to solidify our position as, or provide us the opportunity to become, the primary supplier of advanced photomasks and key enabling technologies to our customers. In addition, we believe that our participation in the DPI Reticle Technology Center will allow us to leverage the combined strength and insights of the participating companies to accelerate the development of advanced photomasks, and enable us to provide the benefits of technological leadership to our customers.

  . Capitalize on Our Established Global Manufacturing and Customer Service Support Network. Since 1991, we have operated globally with integrated manufacturing facilities in North America, Europe and Asia. Our facilities are strategically located close to our customers, many of whom have multiple facilities located throughout the world and prefer global suppliers to serve their photomasks needs. In addition, we believe our recently completed Singapore facility, which we are presently qualifying, will further strengthen our already strong competitive position in Asia. Furthermore, a global data transmission network integrates the manufacturing and delivery capabilities of these facilities, enabling efficient resource allocation and information sharing. We believe the ability to consistently deliver high quality products and superior customer service, on a timely basis, to each customer's various facilities around the world provides us with a competitive advantage.

  . Leverage Strategic Relationships with Key Suppliers. We utilize internal skills and capabilities to develop advanced photoblanks, a critical component of photomasks, and to identify suppliers of products and materials critical to improving photomask technology. For example, we have a strategic alliance with Hoya Corporation to develop and produce advanced photoblanks supporting the manufacture of semiconductor devices with design rules of 0.18 micron and smaller. In addition, we benefit from beta-testing advanced production equipment and materials in the DPI Reticle Technology Center. We also believe that our strategic relationships with leading equipment suppliers, such as Etec Systems (an Applied Materials company) and KLA-Tencor, help ensure our ability to provide our customers with early access to the most advanced photomasks. As a result of all of the foregoing measures, we believe we can rapidly deliver to our customers the latest advances in photomask technologies.

  . Leverage Our Vertically Integrated Position. We are the only photomask manufacturer in the world that also manufactures photoblanks and pellicles, the principal components of photomasks. As a result, we believe we have a competitive advantage because of our ability to manage the supply, quality and costs of these component materials. In addition, we intend to use this capability to develop the advanced photoblanks and pellicles necessary for the production of the next generation of photomasks. For example, we are currently developing numerous component material enhancements, including photoblanks for phase shift masks and improved deep ultraviolet pellicles, for 193 nanometer and 157 nanometer lithography, as part of an integrated effort to develop more advanced photomasks.

  . Pursue New Business Opportunities. We believe that the dynamics of the semiconductor and microelectronics industries, and the growing importance of precision imaging in emerging technologies, are providing us with new business opportunities. These opportunities include expanding our photomask design services offering and marketing our photomask products and services into emerging markets such as biochips and microelectromechanical systems. We will continue to evaluate our core competencies and apply resources accordingly, including acquisitions or joint venture partnerships with other companies, in markets that we believe can benefit our customers and develop into profitable growth initiatives.

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

   We manufacture photomasks in accordance with semiconductor design and specification data provided on a confidential basis by our customers. The final design of each integrated circuit results in a set of precise individual circuit patterns to be imaged onto a series of typically 15 to 25 separate photomasks. The complete set of patterned photomasks is required to manufacture the customer's integrated circuit design. Upon receipt of a customer's circuit design, we convert the design to pattern data, which controls an electron beam or laser beam that exposes the circuit pattern onto a thin layer of photosensitive polymer, called a photoresist, covering the opaque chrome layer of the photoblank. Chemical developers dissolve the exposed areas and the thin chrome layer of the photoblank is etched to replicate the customer design pattern on the photomask. Subsequently, the photomask is inspected for defects, its critical dimensions are confirmed and any defects are repaired. Pellicles are then mounted onto the masks and the masks are delivered to the customer.

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

  . Optical proximity correction masks. Optical proximity correction masks contain submicron features that help minimize optical distortions on the semiconductor wafer and therefore permit improved image fidelity, and also typically require extremely tight specifications.

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

 Photoblanks and Pellicles

   Photomasks are manufactured from photoblanks, which are highly polished quartz or glass plates coated with ultra-thin layers of chrome and photoresist. The photomask is protected from particle contamination by an ultra-thin, frame-mounted transparent film called a pellicle. The pellicle, when mounted on the photomask, creates a sealed, contamination-free environment for the photomask pattern. We manufacture both photoblanks and pellicles and we believe that our knowledge of materials used in the production of photoblanks and pellicles gives us a competitive advantage in managing the supply, quality and cost of our principal component materials. We also sell a limited number of pellicles to third parties.

   The production of photoblanks requires ultra-pure chrome deposition on highly polished and extremely flat quartz or glass substrates. The quality and properties of photoblanks strongly affect the yield and quality of photomasks. We purchase virgin quartz substrates from a limited number of suppliers. In addition, we recycle quartz substrates that have been repolished to reduce cost and dependence on external suppliers. We manufacture approximately 70.0 percent of our requirement for photoblanks and purchase the remainder from Hoya Corporation. We have a strategic alliance with Hoya Corporation to develop and produce advanced photoblanks supporting the manufacture of semiconductor devices with 0.18 micron design rules and smaller. We believe that this alliance, coupled with our internally developed knowledge of photoblank technology, enhances our ability to develop and deliver advanced photomasks.

   Pellicles are produced from nitrocellulose or other polymer solutions that we prepare or purchase. The ultra-thin film is typically precision-coated with an anti-reflective layer to improve optical performance characteristics. We have introduced proprietary pellicle films that are specifically designed to withstand the powerful radiation found in the emerging generation of advanced steppers. We hold several patents covering various aspects of pellicle technology and from time to time may have various patents pending. Historically, we purchased approximately 30.0 percent of the pellicles we use to manufacture photomasks from third-party suppliers.

Global Manufacturing and Operations

   Since 1991, we have operated globally with established manufacturing facilities in North America, Europe and Asia. In fiscal 2000, approximately 59 percent of our sales were in North America, approximately 18.0 percent were in Europe and approximately 23.0 percent were in Asia. In North America, we operate photomask manufacturing facilities in Round Rock, Texas, Santa Clara, California, and Kokomo, Indiana. Additionally, we began construction on a new photomask manufacturing facility in Gresham, Oregon, which we subsequently and indefinitely delayed. If additional capacity is needed, we believe we could complete the Gresham facility within approximately six months. In Europe, our manufacturing facilities are located in Corbeil-Essonnes, France, Rousset, France, Hamburg, Germany and Hamilton, Scotland. In Asia, we operate a manufacturing facility in Ichon, Korea, operate joint venture facilities in Shanghai, China and Hsinchu, Taiwan and recently completed construction of a new photomask production facility in Singapore, which is undergoing customer qualification testing. We serve semiconductor manufacturers in Japan through our support office in Tokyo, Japan and our manufacturing facilities in Ichon, Korea and Shanghai, China.

   We believe that our global presence is important for meeting the supply needs of multi-national customers on a timely basis. Close proximity to customers is important because of rapid delivery requirements and the need for frequent personal interactions. As a result, each manufacturing facility primarily supplies local semiconductor manufacturers. Moreover, each of our manufacturing facilities is connected by a global data transmission network, which allows these facilities to transfer confidential customer design data and manufacturing instructions rapidly and coordinate manufacturing responsibility with our other facilities. By being able to transfer information throughout the world with this network, we can attempt to optimize resource allocation, thereby lowering production costs while providing effective customer service on a local level.

   Virtually all of our manufacturing sites are ISO 9002 or QS9000TE and ISO 14001 qualified. We manufacture photomasks in clean rooms designed to provide a contamination-free, temperature and humidity controlled environment. These clean rooms are similar to those used in the manufacture of semiconductors. Our historical emphasis on product research and development has carried over to process technology and has resulted in the development of production facilities equipped with state-of-the-art manufacturing equipment.

Backlog

   At the end of fiscal 2000, backlog was $7.3 million, compared with backlog of $5.6 million at the end of fiscal 1999, and backlog of $3.3 million at the end of fiscal 1998. We do not believe that backlog is a meaningful indicator of sales that can be expected for any period, and there can be no assurance that the backlog at any point in time will translate into sales in any subsequent period.

Customers

   We are a principal photomask supplier to many of the leading global semiconductor manufacturers. While the vast majority of our sales are to customers in the semiconductor industry, we supply photomasks for producing disk drive heads, microelectromechanical systems (MEMS), displays, and biochips. Our largest customers include the following:

   Advanced Micro Devices     Hyundai                         Philips
   Agilent Technologies       IBM                             Samsung
   AMI                        LSI Logic                       Seagate
   Atmel                      Lucent Technologies             STMicroelectronics
   Delphi Technologies        Maxim Integrated Products       Texas Instruments
   Fujitsu                    Micron Technology               UMC Group
   Hewlett-Packard            Motorola
   Hexfet                     National Semiconductor

   In fiscal 2000, Texas Instruments accounted for approximately 12.0 percent of our sales. Lucent Technologies and STMicroelectronics, in the aggregate, accounted for approximately 22.0 percent of our sales in fiscal 1999 and approximately 27.0 percent of our sales in fiscal 1998, and each individually accounted for over ten percent of our sales in each of these fiscal years. Our ten largest customers, in the aggregate, accounted for more than 60.0 percent of our sales in each of fiscal 2000, fiscal 1999 and fiscal 1998.

   We or our subsidiaries have entered into multi-year, non-exclusive supply agreements with some of our customers, including Agilent Technologies, Hewlett-Packard, Hyundai, IBM, Lucent Technologies and UMC Group. These agreements generally provide us for a given period of time with a minimum volume or percentage of purchases, subject to various conditions such as quality of our service and timeliness of delivery.

Worldwide Sales and Support

   Because each photomask is unique, we work closely with each customer to define and communicate precisely the specifications required by the customer. We sell and service our products principally through our employees based at our manufacturing sites throughout the world.

   We have established customer service centers inside several of our customers' design centers and semiconductor wafer fabrication facilities. Employees located at these centers routinely interact with customer engineers to improve the accuracy of the customers' design data and documentation and ensure that customers' orders receive the appropriate priority at the manufacturing facility and that routine problems are resolved promptly. We believe that these centers located in customers' facilities reduce errors and returns and improve on-time delivery, each of which improves customer satisfaction.

Competition

   The photomask industry is highly competitive, and most of our customers utilize more than one photomask supplier. Because of our global presence, we compete with various merchant manufacturers in each local geographic region in which we operate:

  In North America, we compete primarily with Photronics (which recently acquired Align-Rite and PSMC) and, to a lesser extent, with other smaller merchant photomask suppliers.

  In Europe, we compete with Compugraphics and Photronics.

  In Asia, we compete with Dai Nippon Printing, Hoya Corporation, Photronics, P.K. Limited, Taiwan Mask Corporation, Toppan Printing Company and, to a lesser extent, with other smaller merchant photomask suppliers.

  Dai Nippon Printing, Hoya Corporation and Toppan Printing Company, as well as captive Japanese suppliers, are the predominant suppliers to the Japanese market.

   We expect that some of our competitors will expand operations to better meet the needs of customers and take advantage of new growth opportunities. In addition, recent widespread consolidation in the photomask industry, particularly in Japan, has enhanced the remaining companies' strength as competitors. Also, captive photomask operations sometimes sell into the merchant market.

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

   We, along with Advanced Micro Devices, Micron Technology and Motorola, operate the DPI Reticle Technology Center, a joint venture begun in 1997 for developing advanced photomask technology and the fabrication of leading-edge photomasks. The DPI Reticle Technology Center is located in a fully equipped, freestanding facility adjacent to our photomask manufacturing facility in Round Rock, Texas. We believe that the collaborative effort underway at the DPI Reticle Technology Center leverages the combined strength and insights of global leaders in memory, microprocessors and advanced logic design and fabrication to accelerate the development of advanced photomasks. We recently extended the joint venture, which is now scheduled to terminate in December 2002 but can be renewed at the discretion of the members.

   We, independently and through our participation in the DPI Reticle Technology Center, intend to continue to invest in research and development to ensure our technological capabilities. We focus our research and development in three areas:

  . The enhancement of existing products by improving manufacturing techniques and technologies;

  . The development of leading-edge photomask products such as phase shift masks, masks with optical proximity correction and advanced binary masks; and

  . The development of advanced materials needed for the manufacture of leading-edge photomasks.

   We are enhancing our existing products through worldwide-integrated engineering, capital investment for improved capability and beta testing of leading-edge equipment. Product enhancements in the past led to the development of technology currently used to produce photomasks compatible with 0.25 micron semiconductor lithography. This technology is providing the platform for the development of manufacturing technologies consistent with 0.18 micron, 0.15 micron and 0.13 micron semiconductor lithography at high yields and rapid cycle times. We have been a leader in the development of leading-edge photomasks products, such as phase shift, optical proximity and advanced binary masks. Our research and development of photomask component materials is also responding to the technology demands of semiconductor manufacturers through the development of improved materials needed to produce advanced photomasks. Recent examples of such materials developments include low stress chrome blanks, pellicles with contamination-control features, pellicles that can withstand deep ultraviolet radiation and attenuated embedded chrome blanks for phase shift masks.

   We have established a research and development group that consists of trained and experienced personnel. The capabilities of this group have been augmented by its access to DuPont's corporate science and engineering resources. Elements of DuPont's material science expertise and its analytical capabilities are relevant to photomask research and development. We will continue to have access to DuPont's corporate science and engineering until January 1, 2001 pursuant to a research, development and consulting agreement with DuPont, which will provide us with a supplement to our core research and development program. We also are a party to a research agreement with DuPont, subject to the terms and conditions of the research, development and consulting agreement described above. Under this second research agreement, DuPont has agreed to undertake a research project involving research and materials development in the area of advanced photomask technology. DuPont also granted us a royalty-bearing, exclusive license to the technology developed under the research agreement for 157 nanometer pellicles. Under the research agreement, we will provide DuPont with a right of first refusal to supply us with materials produced using the technology, and we will pay DuPont a royalty on the sale of 157 nanometer pellicles manufactured using those materials. The new research agreement terminates on December 31, 2001.

   We recently entered into a short-term funded development agreement with International SEMATECH, Inc., whereby International SEMATECH agreed to partially fund the development of 157 nanometer pellicle technology, and we agreed to develop a commercialization plan for 157 nanometer pellicles if we determine that such development is commercially viable. Funds we receive under this agreement are used to defray our costs under our research agreement with DuPont.

Intellectual Property

   We believe that the success of our business depends more on our proprietary technology, information, processes and know-how than on patents or trademarks. Much of our proprietary information and technology relating to our manufacturing processes is not patented and may not be patentable. However, aspects of our photoblanks and pellicles technologies are protected by a number of patents and patent applications. They include product patents for some types of attenuated, embedded phase shift blanks and deep ultra violet pellicles. While we consider our patents to be valuable assets, we do not believe that our competitive position is dependent on patent protection or that our operations are dependent on any individual patent. Instead, we believe that the success of our business depends primarily on our ability to maintain a lead over our competitors in developing our proprietary technology, information, processes and know-how. Nevertheless, we attempt to protect our intellectual property rights with respect to our products and manufacturing processes through patents and trade secrets when appropriate as part of our ongoing research, development and manufacturing activities. We also rely on non-disclosure agreements with employees and vendors to protect our proprietary processes.

Employees

   As of June 30, 2000, we employed approximately 1,770 people worldwide. There are no employees who are represented by a union. Our German subsidiary, however, is subject to German law, which binds it, as a member of a selected industry group, to agreements reached by industry management and employee representatives. We believe we have a good relationship with our employees.

Environmental Matters

   Our operations and our ownership of real property are subject to various environmental laws and regulations that govern, among other things, the discharge of pollutants into the air and water and the handling, use, storage, disposal and clean-up of solid and hazardous wastes. Compliance with such laws and regulations requires that we incur capital expenditures and operating costs in connection with our ongoing operations. In addition, such laws and regulations may impose liabilities on owners and operators of businesses and real property without regard to fault and such liabilities may be joint and several with other parties. More stringent environmental laws and regulations may be enacted in the future, which may require us to expend additional amounts on environmental compliance or may require modifications in our operations. Although we are unable to predict the extent of our future liability with respect to any environmental matters, we believe, based upon current information, that environmental liabilities will not be material to our financial position or results of operations. DuPont has agreed to indemnify us for any environmental contamination present on our manufacturing sites at June 13, 1996, the date of our initial public offering, or present at any such site due to the generation, use, treatment, storage, release, emission, discharge or disposal of hazardous waste or hazardous materials before such date. The Environmental Protection Agency is reviewing a groundwater contamination issue at our Danbury, Connecticut site under voluntary corrective action. Any such contamination is believed to be historical and therefore any environmental liabilities would be covered by the indemnification agreement with DuPont.

                                  Risk Factors

   You should carefully consider the following risks when considering forward looking statements. The risks described below are not the only ones that we face. Our business, operating results or financial condition could be materially adversely affected by any of the following factors. You should also refer to the other information included or incorporated by reference in this report, including our financial statements and related notes.

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

We May Not Obtain Sufficient Capital to Fund Our Needs

   We will need to continue to make significant capital expenditures to expand our operations and to enhance our manufacturing capability in order to keep pace with rapidly changing technologies. Based on our current operating plans, we will require external financing from time to time to fund our capital expenditures. We cannot assure you that we will be able to obtain the additional capital required on reasonable terms, or at all, or that any such expansion or lack of capital will not have a material adverse effect on our business and results of operations, particularly during the start-up phase of new operations.

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

We May Be Unable to Effectively Manage the Expansion of Our Manufacturing Operations

   We recently completed construction of a photomask production facility in Singapore, which is undergoing customer qualification procedures, and we intend to relocate our recently acquired operations in Corbeil-Essonnes, France to a new facility. In addition, we regularly establish new production lines or move existing production lines within a given plant or among different plants. If we do not adequately manage these changes and improvements, the productivity of our plants will suffer, which could cause us to lose sales or customers.

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

   In addition, changes in semiconductor designs, such as field-programmable gate arrays, application-specific standard products and other semiconductor designs that displace application-specific integrated circuits, could reduce photomask unit volumes in the future. Such a reduction in volumes could decrease our revenues from photomask sales.

Our Market Is Highly Competitive and Subject to Pricing Pressures

   The photomask industry is highly competitive, and most of our customers use more than one photomask supplier. Our significant competitors include other merchant manufacturers of photomasks, including:

  .  Dai Nippon Printing;

  .  Hoya Corporation;

  .  Photronics, which recently acquired Align-Rite and PSMC; and

  .  Toppan Printing Company.

   Our competitors can be expected to continue to develop and introduce new and enhanced products, any of which could cause a decline in market acceptance of our products or a reduction in our prices as a result of intensified price competition. We also compete with captive photomask operations. Beginning in the mid-1980's, a trend developed toward the divestiture or closing of captive photomask operations by semiconductor manufacturers. We cannot assure you that this trend will continue or that it will not reverse, thereby reducing the demand for photomasks produced by merchant photomask suppliers like us and increasing competition to the extent excess capacity is used to supply non-captive needs. In particular, as photomasks continue to reemerge as a critical and enabling technology in the semiconductor manufacturing process, we cannot be certain that semiconductor manufacturers will not form new captive operations to ensure that their photomask needs are met, particularly for advanced and leading-edge photomasks. Certain of our competitors may have greater financial, technical, marketing and other resources, each of which could provide them with a competitive advantage over us. In particular, recent widespread consolidation in the photomask industry, particularly in Japan, has enhanced the remaining companies' strength as competitors.

   Our ability to compete in the photomask market is primarily based on:

  .  Product quality;

  .  Delivery to schedule performance;

  .  Pricing;

  .  Technical capabilities;

  .  Location and capacity of manufacturing facilities; and

  .  Technical service.

   We recently announced the first general price increase on all of our products in our history. The price increase has resulted in some lost volume and in the future we cannot assure you that the price increase will not cause us to lose more customers or market share to our competitors or otherwise have a material adverse effect on our financial results.

Our International Operations Present Special Risks

   Approximately 40.0 percent of our sales in fiscal 1999 and 2000 were derived from sales in non-U.S. markets. We expect sales from non-U.S. markets to continue to represent a significant portion of our total sales. Our non-U.S. operations are subject to certain risks inherent in conducting business abroad, including:

  .  Price and currency exchange controls;

  .  Fluctuations in the relative values of currencies;

  .  Restrictive governmental actions; and

  .  Difficulties in managing a global enterprise.

   Changes in the relative values of currencies occur from time to time and may, in certain instances, have a material effect on our results of operations. Our financial statements reflect remeasurement of items denominated in non-U.S. currencies to U.S. dollars, our functional currency. We monitor our exchange rate exposure and attempt to reduce this exposure by hedging through forward contracts. We cannot be certain that these forward contracts or any other hedging activity will be available or adequate to eliminate, or even mitigate, the impact of our exchange rate exposure. Further, we cannot assure you that these risks will not have a material adverse impact on our liquidity and results of operations in the future.

Our Operating Results Are Influenced by the Performance of Asian Economies

   In recent years, Asian economies have been highly volatile and recessionary, resulting in significant fluctuations in local currencies and other instabilities. These instabilities may continue or worsen, which could have a material adverse impact on our financial position and results of operations, as approximately 21.0 percent of our sales in fiscal 1999 and approximately 23.0 percent in fiscal 2000 were derived from this region. Our exposure to the business risks presented by Asian economies will increase to the extent that we continue to expand our operations in that region.

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

Our Production Facilities Could Be Damaged or Disrupted by a Natural Disaster, Labor Strike, War or Political Unrest

   A number of our facilities are in seismically active areas. Although we have obtained property damage and business interruption insurance, a major catastrophe such as an earthquake or other natural disaster at any of our sites, or political unrest, war, labor strikes or work stoppages in any of the areas where we conduct operations, could result in a prolonged interruption of our business. Any disruption resulting from these events could cause significant delays in shipments of our products and the loss of sales and customers, and we do not know whether our insurance would adequately compensate us for any of these events.

We Depend on a Few Significant Customers

   Our ten largest customers, in the aggregate, accounted for more than 60.0 percent of our sales in both fiscal 1999 and 2000. Our largest customer represented approximately 12.0 percent of sales in fiscal 2000. In fiscal 1999 our two largest customers, in the aggregate, accounted for approximately 22 percent of our sales. All of these customers are in the semiconductor industry. The loss of, or a significant reduction of orders from, any of these customers could have a material adverse effect on our results of operations. While we believe we have strategic relationships with a number of our customers, our customers place orders on an as-needed basis and generally can change their suppliers without penalty. In addition, recently there has been a trend toward outsourcing semiconductor manufacturing to foundries. To the extent we do not have a strategic relationship with these foundries, this trend could have a material adverse effect on our business and results of operations.

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

We Depend on a Limited Number of Raw Materials Suppliers

   We have a limited number of long-term supply agreements with our raw materials suppliers. In addition, we have historically relied primarily on a limited number of suppliers for the quartz plates used in the manufacture of photoblanks, which are a key component in the manufacture of photomasks. Any disruption in our supply relationships or increases in prices, particularly related to quartz plates, could result in delays or reductions in product shipments by us or increases in product costs that could have a material adverse effect on our business and operating results. In the event of such a disruption, we cannot assure you that we could develop alternative sources within reasonable time frames, or if developed, that these sources would provide supplies or equipment at prices comparable with those charged by our suppliers before the disruption.

We Depend on a Limited Number of Management and Technical Personnel

   Our continued success depends, in part, upon key managerial, engineering and technical personnel as well as our ability to continue to attract and retain additional personnel. In the past, certain key personnel have left us to pursue other opportunities. The loss of certain key personnel could have a material adverse effect on our business or results of operations. There can be no assurance that we can retain our key managerial, engineering and technical employees. Our growth may be dependent on our ability to attract new highly skilled and qualified personnel. There can be no assurance that our recruiting efforts to attract and retain these personnel will be successful.

We Recently Hired New Chief Executive and Financial Officers, and Our Success Depends on Their Ability to Learn Our Business and Integrate with the Existing Management Team

   We hired Peter S. Kirlin, our Chairman of the Board and Chief Executive Officer, in May 2000, and Gerd Stoecker, our Executive Vice President--Finance and Chief Financial Officer, in June 2000. Our business may suffer if these new executives do not quickly learn our business and successfully integrate with the existing members of our senior management.

E. I. du Pont de Nemours and Company Has Significant Influence on All Stockholder Votes

   DuPont owns approximately 35.2 percent of our outstanding common stock as of September 1, 2000. As a result, DuPont will continue to have significant influence on most matters submitted to our stockholders, including proposals regarding:

  . Any merger, consolidation or sale of all or substantially all of our assets;

  .  Electing the members of our board of directors; and

  .  Preventing or causing a change in control of our company.

We Must Integrate and Manage Our Recent Acquisitions and Joint Ventures

   From time to time, we have made various acquisitions and entered into joint venture arrangements intended to complement or expand our business. For example, we recently entered into a joint venture with UMC Group to manufacture photomasks, acquired IBM's European photomask manufacturing operations and extended through 2002 the DPI Reticle Technology Center, our photomask development joint venture with Advanced Micro Devices, Micron Technology and Motorola. The success of these transactions will depend on our ability to:

  .  Integrate acquired production equipment with our operations;

  .  Attract, train and retain additional personnel;

  .  Utilize any resulting additional production capacity; and

  .  Cooperate with our joint venture partners.

   The success of any joint venture will also depend on our ability to achieve cooperation with each joint venture partner. We may encounter difficulties in integrating acquired assets with our operations and managing any joint ventures. Furthermore, we may not realize the benefits we anticipated when we entered into these transactions. Any of the foregoing could have a material adverse effect on our business and results of operations.

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

  .  Research and development write-offs; and

  .  Other acquisition-related expenses.

   Further, we cannot be certain that any acquired business, product or technology will be successfully integrated with our operations or that we will receive the intended benefits of any acquisitions or joint ventures.

We May Be Unable to Enforce or Defend Our Ownership and Use of Proprietary Technology

   We believe that the success of our business depends more on our proprietary technology, information and processes and know-how than on patents or trademarks. Much of our proprietary information and technology relating to manufacturing processes is not patented and may not be patentable. We cannot assure you that:

  .  We will be able to adequately protect our technology;

  .  Competitors will not independently develop similar technology;

  . The claims allowed on any patents we hold will be sufficiently broad to protect our technology; or

  . Foreign intellectual property laws will adequately protect our intellectual property rights.

   We may become the subject of infringement claims or legal proceedings by third parties with respect to current or future products or processes. Any such claims or litigation, with or without merit, to enforce or protect our intellectual property rights or to defend our company against claimed infringement of the rights of others could result in substantial costs, diversion of resources and product shipment delays or could force us to enter into royalty or license agreements rather than dispute the merits of these claims. Any of the foregoing could have a material adverse effect on our business, results of operations and financial position.

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

We Face Uncertainty Implementing a New Global Information System

   We are in the process of implementing a new enterprise-wide software system that replaces our existing manufacturing information system. We cannot assure you that this conversion will be successful or that it will yield benefits to us. In addition, the implementation of this system could cause a short-term disruption of our business processes.

Our Market Price Is Volatile

   The market price of our common stock has been and can be expected to be significantly affected by factors such as:

  .  Quarterly variations in our results of operations;

  . Announcements of new products or product enhancements by us, our competitors or our customers;

  .  Technological innovations by us or our competitors;

  . Changes in earnings estimates or buy/sell recommendations by financial analysts;

  .  The operating and stock price performance of comparable companies; and

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

Our Stock Price May Be Affected when Additional Shares Are Sold

   If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. Such sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and place that we deem appropriate. As of the date of the filing of this document, DuPont beneficially owns approximately 6.1 million shares of our common stock. DuPont has advised us that it expects to continue to reduce its ownership interest in our company over time, subject to prevailing market conditions. We have granted DuPont certain rights with respect to the registration of shares of our common stock held by DuPont, including the right to require that we register under the Securities Act of 1933 the sale of all or part of the shares it holds, and to include such shares in a registered offering of securities by us.

   In connection with our recent public offerings of common stock and convertible subordinated notes, we, our directors and executive officers and DuPont each entered into lock-up restrictions by which each agrees that, in general, without the prior written consent of the underwriters of those offerings, each will not, during the period ending October 17, 2000, sell or agree to sell, any shares of common stock or any securities convertible into or exercisable or exchangeable for common stock, other than pursuant to our stock performance plans. Following the expiration of these lock-up restrictions, all of the shares held by those persons will be eligible for immediate sale in the public market, subject in some cases to compliance with the volume and manner of sale requirements of Rule 144 under the Securities Act of 1933.

Our Certificate of Incorporation and Bylaws Have Anti-Takeover Provisions

   Provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. The combination of these provisions may inhibit a non-negotiated merger or other business combination.

Item 2. Properties

   We conduct manufacturing operations throughout the world. Virtually all of our operations are ISO 9002 or QS9000TE and ISO 14001 qualified. We believe that our facilities are adequate and suitable for their respective uses. The table below presents certain information relating to our manufacturing and support facilities.

                                                      Type of
                      Location                        Interest         Use
                      --------                     -------------- --------------
   North America
     Round Rock, Texas............................     Owned        Photomasks
     Kokomo, Indiana..............................     Owned        Photomasks
     Santa Clara, California......................     Leased       Photomasks
     Gresham, Oregon (delayed completion).........     Owned        Photomasks
     Poughkeepsie, New York.......................     Owned       Photoblanks
     Danbury, Connecticut.........................     Owned        Pellicles
     Round Rock, Texas............................     Owned         Research
     Round Rock, Texas............................     Owned      Administration

   Europe
     Corbeil-Essonnes, France.....................     Leased       Photomasks
     Rousset, France..............................     Leased       Photomasks
     Hamburg, Germany.............................     Leased       Photomasks
     Hamilton, Scotland...........................     Owned        Photomasks

   Asia
     Ichon, Korea.................................     Owned        Photomasks
     Shanghai, China.............................. Jointly Leased   Photomasks
     Singapore (in qualification testing).........     Owned        Photomasks
     Hsinchu, Taiwan.............................. Jointly Leased   Photomasks

   We own most of the manufacturing equipment in our facilities. The research facility in Round Rock is leased to the DPI Reticle Technology Center and primarily contains manufacturing equipment leased by the DPI Reticle Technology Center from a third party. Facilities and property located in Santa Clara, Corbeil-Essonnes, Rousset and Hamburg are leased under leases that expire in 2001, 2009, December 2000 and 2022, respectively. We also maintain customer service data centers in leased facilities in Mesa, Arizona, Colorado Springs, Colorado, Melbourne, Florida, Hillsboro, Oregon, Allentown, Pennsylvania, Dallas, Texas and Tokyo, Japan.

   We consider the productive capacity of the facilities operated by each of the country segments adequate and suitable for the requirements of each group. The extent of utilization of such facilities varies from location to location and from time to time during the year.

   A number of our facilities are in seismically active areas. Although we have obtained property damage and business interruption insurance, a major catastrophe such as an earthquake or other natural disaster at any of our sites could result in a prolonged interruption of our business.

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

                                                             High      Low
                                                             ----      ----
   Year Ended June 30, 1999:
     First Quarter.......................................... $38 1/2   $19 3/4
     Second Quarter.........................................  43 7/8    16 7/8
     Third Quarter..........................................  51 1/4    36 1/2
     Fourth Quarter.........................................  50 3/4    36

   Year Ended June 30, 2000:
     First Quarter.......................................... $56 1/2   $39
     Second Quarter.........................................  70 15/16  40 9/16
     Third Quarter..........................................  74 1/2    41 9/16
     Fourth Quarter.........................................  81 1/4    45 1/16

   Year Ending June 30, 2001:
     First Quarter (through September 15, 2000)............. $78 1/4   $55 3/4

   We have not paid any dividends on our capital stock and do not intend to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings to finance future growth of our business. Future dividends, if any, will be determined by our board of directors. As of our date of record on September 1, 2000 we had 87 shareholders of record.

Item 6. Selected Financial Data

   The following tables set forth our selected financial data. The balance sheet data as of June 30, 1999 and 2000 and the data for the three years ended June 30, 2000 has been derived from the audited financial statements appearing elsewhere in this document. The data for the years ended June 30, 1996 and 1997 and as of June 30, 1996, 1997 and 1998 has been derived from audited financial statements not appearing in this document. The following data should be read in conjunction with our financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

                                          Year Ended June 30,
                              ------------------------------------------------
                                1996      1997      1998      1999      2000
                              --------  --------  --------  --------  --------
                                 (in thousands, except per share data)
Income Statement Data:
Sales.......................  $213,415  $261,185  $271,591  $264,015  $328,072
Cost of goods sold..........   142,200   163,319   179,369   187,427   225,400
Selling, general and
 administrative expense.....    25,167    31,611    29,509    33,944    39,456
Research and development
 expense....................     9,162    12,372    12,714    16,835    23,797
                              --------  --------  --------  --------  --------
Operating profit............    36,886    53,883    49,999    25,809    39,419
Other (expense) income,
 net........................    (7,964)    1,284       (27)     (717)     (443)
                              --------  --------  --------  --------  --------

Income before income taxes,
 minority interest and
 extraordinary item.........    28,922    55,167    49,972    25,092    38,976
Provision for income taxes..     2,678    19,308    17,127     7,763    10,150
                              --------  --------  --------  --------  --------
Income before minority
 interest and extraordinary
 item.......................    26,244    35,859    32,845    17,329    28,826
Minority interest in
 (income) loss of joint
 ventures...................       660       903       687       (59)   (2,726)
                              --------  --------  --------  --------  --------
Income before extraordinary
 item.......................    26,904    36,762    33,532    17,270    26,100
Extraordinary item..........        --   (22,242)       --        --        --
                              --------  --------  --------  --------  --------
Net income..................  $ 26,904  $ 59,004  $ 33,532  $ 17,270  $ 26,100
                              ========  ========  ========  ========  ========
Basic earnings per share
 before extraordinary item..  $   2.51  $   2.44  $   2.21  $   1.13  $   1.68
Diluted earnings per share
 before extraordinary item..  $   2.50  $   2.37  $   2.15  $   1.09  $   1.61
Basic weighted average
 shares outstanding.........    10,727    15,101    15,180    15,299    15,548
Diluted weighted average
 shares outstanding.........    10,743    15,520    15,612    15,780    16,227

                                                June 30,
                              ------------------------------------------------
                                1996      1997      1998      1999      2000
                              --------  --------  --------  --------  --------
                                             (in thousands)
Balance Sheet Data:
Cash and cash equivalents...  $ 20,179  $ 51,351  $ 19,688  $ 61,311  $ 42,203
Working capital.............    34,458    66,082    33,052    71,134    30,213
Property and equipment,
 net........................   123,048   162,310   244,650   312,240   452,827
Total assets................   227,893   291,579   351,979   480,406   644,226
Long-term borrowings........     9,324    10,473     7,519     4,659     2,350
Long-term borrowings,
related parties.............        --        --     9,000   100,000   150,000

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this document. All references to a year are to our fiscal year which ends on June 30.

Overview

   Based on worldwide sales, we believe we are one of the largest photomask manufacturers in the world. We sell our products to over 300 customers in 20 different countries. Essentially all of our sales are to customers in the semiconductor manufacturing industry. We manufacture a broad range of photomasks based on customer-supplied design data. We also manufacture photoblanks and pellicles, the principal components of photomasks, primarily for internal consumption. We operate globally with established manufacturing facilities in North America, Europe and Asia.

   The demand for photomasks is driven primarily by semiconductor design activity. A number of recent trends have fueled growth in photomasks, including:

  .  Proliferation of semiconductor applications;

  .  Customization of semiconductor designs;

  .  Increasing semiconductor device complexity;

  .  Decreasing size of semiconductor designs; and

  .  Shorter produce lifecycles.

These trends have increased the importance of photomask technology in the semiconductor manufacturing process. Primarily as a result of these trends, our annual sales increased an average of 12.0 percent from 1996 to 2000.

   Due to an upturn in the semiconductor industry, the acquisition of photomask production equipment of Altis Semiconductor, a joint venture between IBM and Infineon Technologies ("IBM acquisition"), additional production in Asia and increase in the product mix of high end masks our sales increased 24.3 percent from $264.0 million in 1999 to $328.1 million in 2000. We expect continued growth in revenue in fiscal 2001 from an overall price increase, continued increased demand from high end masks, a full year of production from our IBM acquisition, additional capacity from our Singapore site as it comes online and additional capacity through the overall worldwide expansion of our facilities. The historical correlation of our photomask production with the semi-conductor industry indicates continued demand increases.

   Photomask manufacturing operations are capital intensive. Accordingly, at a given threshold of manufacturing capacity, a high proportion of our operating costs are fixed and remain relatively constant as sales volume increases or decreases. To the extent that we have under-utilized production capacity, operating profit increases or decreases significantly as sales volume increases or decreases. In the early 1990's, we had excess capacity. As sales increased through 1997, costs associated with manufacturing remained relatively unchanged and our operating margin over the period increased. In 1998 and 1999, our operating costs on an absolute basis increased more than our sales. As a result, our operating margin declined. In 2000, our operating costs continued to increase as we added capacity to position ourselves for future growth, but the utilization improved and our gross margin as a percentage of sales rose 2.3 percent over 1999. We anticipate continued improvement in our utilization and gross margin in 2001 as demand increases. If our sales growth does not keep pace with increases in operating costs, our operating margin will decline.

Results of Operations

   The following table sets forth selected financial information expressed as a percentage of sales for the periods indicated.

                                                            Year Ended June
                                                                  30,
                                                           -------------------
                                                           1998   1999   2000
                                                           -----  -----  -----
   Sales.................................................. 100.0% 100.0% 100.0%
   Cost of goods sold.....................................  66.0   71.0   68.7
   Selling, general and administrative expense............  10.9   12.8   12.0
   Research and development expense.......................   4.7    6.4    7.3
                                                           -----  -----  -----
   Operating profit.......................................  18.4    9.8   12.0
   Other expense..........................................    --   (0.3)  (0.1)
                                                           -----  -----  -----
   Income before income taxes and minority interest.......  18.4    9.5   11.9
   Provision for income taxes.............................   6.3    3.0    3.1
                                                           -----  -----  -----
   Income before minority interest........................  12.1    6.5    8.8
   Minority interest in (income) loss of joint ventures...   0.2     --   (0.8)
                                                           -----  -----  -----
   Net income.............................................  12.3%   6.5%   8.0%
                                                           =====  =====  =====

 Year Ended June 30, 2000 Compared to Year Ended June 30, 1999

   Sales. Sales increased 24.3 percent from $264.0 million in 1999 to $328.1 million in 2000. From 1999 to 2000, sales increased in North America from $157.4 million to $194.5 million, sales increased in Europe from $51.8 million to $58.4 million and sales increased in Asia from $54.8 million to $75.2 million. Licensing revenue of $2.5 million was included in sales in 2000. A continued increase in the demand for advanced photomasks, which have higher average selling prices, was a primary contributor to the overall increase in sales during these periods. This shift in demand reflects what we believe to be a continued trend toward higher utilization of complex semiconductor devices with finer line widths. Product mix-related average selling price increases contributed approximately one-half of the revenue growth in 2000. The balance of the revenue growth came from increased unit volume. Increased unit volume in 2000 was the result of the IBM acquisition and additional worldwide expansion of our existing facilities. We expect continued growth in revenue in 2001 from an overall price increase, continued increased demand from high end masks, a full year of production from our IBM acquisition, additional capacity from our Singapore site as it comes online and additional capacity through the overall worldwide expansion of our facilities. The historical correlation of our photomask production with the semiconductor industry indicates continued demand increases. We do not anticipate significant future revenue from additional licensing of technology.

   Cost of Goods Sold. Cost of goods sold increased 20.3 percent from $187.4 million in 1999 to $225.4 million in 2000, resulting primarily from higher costs associated with increased sales, startup costs in Singapore, IBM manufacturing costs, amortization of IBM acquisition costs and costs related to continued capacity expansions at existing facilities. As a percentage of sales, cost of goods sold decreased from 71.0 percent in 1999 to 68.7 percent in 2000. This was the result of increased capacity utilization and product mix of higher end masks primarily in the second half of 2000. We expect costs of goods sold as a percentage of sales in 2001 will continue to decrease because of the increase in prices, higher utilization and increase in advanced masks in our product mix.

   Selling, General and Administrative Expense. Selling, general and administrative expense as a percentage of sales decreased from 12.8 percent in 1999 to 12.0 percent in 2000 as utilization of facilities continues to increase. Selling, general and administrative expense increased 16.2 percent from $33.9 million in 1999 to $39.5 million in 2000 from expanding our global selling activities in support of our new facilities, continued capacity expansions at existing facilities, IBM acquisition and continued development of our information system infrastructure. We anticipate the cost as a percentage of sales to continue to decrease as demand grows, the Singapore facility comes online and we increase utilization of our global manufacturing facilities.

   Research and Development Expense. Research and development expense increased
41.4 percent from $16.8 million in 1999 to $23.8 million in 2000. The increase was due to expenses arising from our joint venture participation in the DPI Reticle Technology Center, continued development of advanced masks, and costs associated with development of 157 nanometer pellicles. We anticipate research and development expenditures to increase approximately 30.0 percent per year over the next two years.

   Other Expense, net. Other expense includes interest expense, interest income and exchange gains and losses. Other expense decreased 38.2 percent to $0.4 million in 2000 compared to $0.7 million in 1999, primarily due to the reduction of the interest rate on one of the lines of credit from DuPont to
0.25 percent. We anticipate the interest expense to remain nominal in 2001 because of our sale of $100 million of convertible notes discussed in the liquidity and capital resources section and in the subsequent events footnote to the financial statements.

   Provision for Income Taxes. Our tax expense has been determined in accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 109 and is based on the statutory rates in effect in the countries in which we operate. Our effective tax rate was 31 percent in 1999 and was 28.0 percent in 2000. Our effective tax rate varied from the maximum statutory rate primarily because certain of our operations in Asia are subject to government granted tax exemptions. We anticipate our effective tax rate to remain stable over the next two years because of our government granted tax exemptions in Asia.

   Minority Interest in Joint Ventures. The minority interest impact of our joint venture manufacturing facilities was $0.1 million in 1999 compared to $2.7 million in 2000, reflecting the partners' share of income from our joint ventures, which currently include our Shanghai, China and Hsinchu, Taiwan operations. The $2.6 million change was the result of increased profitability of these operations.

 Year Ended June 30, 1999 Compared to Year Ended June 30, 1998

   Sales. Sales decreased 2.8 percent from $271.6 million in 1998 to $264.0 million in 1999. From 1998 to 1999, sales increased in North America from $152.2 million to $157.4 million, sales decreased in Europe from $67.0 million to $51.8 million and sales increased in Asia from $52.4 million to $54.8 million. Competitive pricing pressure was offset by increased unit volume during this period. Europe's sales decrease was primarily due to significant price erosion associated with competitive pricing pressure. We experienced average selling price decreases of approximately 11.0 percent in 1999. Unit volume increased approximately six percent in 1999.

   Cost of Goods Sold. Cost of goods sold increased from $179.4 million in 1998 to $187.4 million in 1999. The increase resulted primarily from higher costs associated with increased manufacturing capacity offset in part by lower costs associated with decreased sales and cost containment initiatives. As a percentage of sales, cost of goods sold increased from 66.0 percent in 1998 to
71.0 percent in 1999. The percentage of sales increase was primarily due to margin compression as a result of competitive pricing pressures, costs related to new facilities and costs related to continued capacity expansions at existing facilities.

   Selling, General and Administrative Expense. Selling, general and administrative expense as a percentage of sales increased from 10.9 percent in 1998 to 12.8 percent in 1999. In addition, selling, general and administrative expense increased 15.0 percent from $29.5 million in 1998 to $33.9 million in 1999 as a result of new facilities and initiatives and incentive compensation expense at targeted levels.

   Research and Development Expense. Research and development expense increased from $12.7 million in 1998 to $16.8 million in 1999. The increase was due primarily to increased focus on research and development at our facility in Ichon, Korea and our joint venture participation in the DPI Reticle Technology Center.

   Other Expense, net. Other expense was negligible in 1998 and $0.7 million in 1999. The increase relates primarily to increased interest expense as a result of borrowings drawn on our credit agreement as discussed below.

   Provision for Income Taxes. Our tax expense has been determined in accordance with SFAS No. 109 and is based on the statutory rates in effect in the countries in which we operate. Our effective tax rate was 34.0 percent for 1998 and was 31.0 percent for 1999.

   Minority Interest in (Income) Loss of Joint Ventures. The minority interest impact of our joint venture manufacturing facilities was $0.7 million in 1998 and was negligible in 1999.

Liquidity and Capital Resources

   Our working capital was $71.1 million at June 30, 1999 and $30.2 million as of June 30, 2000. The decrease in working capital was due principally to lower cash balances resulting from capital expenditures and the December 1999 acquisition from IBM. Cash and cash equivalents were $61.3 million as of June 30, 1999 and $42.2 million as of June 30, 2000. Cash provided by operating activities increased from $65.0 million in the twelve months ended June 30, 1999 to $106.6 million in the twelve months ended June 30, 2000.

   Cash used in investing activities (capital expenditures and payments for acquisitions) was $128.1 million in the twelve months ended June 30, 1999 and $192.7 million in the twelve months ended June 30, 2000. Management expects capital expenditures for 2001 to be approximately $150 million. Capital expenditures have been and will be used primarily to expand our manufacturing capacity and advance our technical capability. In addition, we may in the future pursue additional acquisitions of businesses, products and technologies, or enter into other joint venture arrangements, that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid.

   Cash provided by financing activities was $106.2 million in the twelve months ended June 30, 1999 and $67.6 million in the twelve months ended June 30, 2000.

   At June 30, 2000 we had a credit agreement with DuPont, which was comprised of two separate facilities for $100 million each.

   The first facility expires in 2001 and any advances bear an interest rate at LIBOR plus 0.25 percent per annum. At our option, advances under this credit facility are convertible into term loans with maturities up to seven years. We have borrowed a maximum of $75 million under this credit facility and, at June 30, 2000, borrowings of $50 million were outstanding under this credit facility. In July of 2000, this credit facility was amended to increase the interest charged on outstanding amounts from LIBOR plus 0.25 percent per annum to LIBOR plus 1.875 percent per annum and terminate our ability to convert outstanding amounts into term loans.

   The second facility had a term of three years and outstanding amounts bore interest at 0.25 percent per annum for the first two years and LIBOR plus 0.25 percent per annum for the third year. We had borrowed a maximum of $100 million under this credit facility and, at June 30, 2000, borrowings of $100 million were outstanding under this credit facility. The amounts loaned under this facility were unsecured and the agreement contained various representations, covenants and events of default. At June 30, 2000, we were in compliance with all of the loan covenants. In July 2000, we repaid all outstanding balances and terminated the facility.

   In July of 2000, we completed two transactions in the equity and debt markets with net proceeds of $201.4 million. A portion of the proceeds were used to repay all of the outstanding borrowings from DuPont and we expect to use the remaining proceeds for general corporate purposes, including potential acquisitions, working capital and capital expenditures. The first transaction was the sale of 3.2 million shares of stock of which 1.4 million shares represented original issuance and 1.8 million shares represented registration of outstanding shares owned by DuPont. The stock was offered to the public at $77 per share with gross proceeds of $246.4 million, offering costs of $12.8 million, and net proceeds of $233.6 million. Our portion of the offering proceeds were $103.8 million for the original issuance. We also sold $100 million of subordinated convertible notes with net proceeds of $97.6 million. The notes are due in July 2004, with no stated interest, a conversion price of $106.26 per share, an unconditional guarantee by DuPont, and no optional redemption by us.

   Our ongoing cash requirements will be for capital expenditures, acquisitions, research and development and working capital. We are constructing a new photomask production facility in Corbeil-Essonnes, France. Additionally, we are equipping our new photomask production facility in Singapore, and construction of our photomask production facility in Gresham, Oregon has been delayed indefinitely. If additional capacity is needed, we believe we could complete the Gresham facility within approximately six months. Management believes that cash on hand, cash provided by operations and the DuPont credit agreement will be sufficient to meet our cash requirements for at least the next 12 months. Thereafter, based on our current operating plans, we may require external financing from time to time to fund our capital expenditure requirements. There can be no assurance that alternative sources of financing will be available upon expiration of the remaining DuPont credit facility or if our capital requirements exceed the facility and cash flow from operations. There can be no assurance that we will be able to obtain any additional financing required to fund our capital needs on reasonable terms, or at all.

Other Matters

   New Accounting Pronouncements. In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. We do not expect that the adoption of SFAS No. 133 will have a material adverse impact on our financial position or results of operations.

   In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". This statement amends the accounting and reporting standards of SFAS No. 133 for certain instruments and certain hedging activities. SFAS No. 138 also amends SFAS No. 133 for decisions made by the Board relating to the Derivative Implementation Group
(DIG) process. Certain decisions arising from the DIG process that required specific amendments to SFAS No. 133 are incorporated in this Statement. The statement is effective concurrently with SFAS No. 133 according to the provisions of paragraph 48 of SFAS No. 133. The Company will adopt the standard no later than the first quarter of fiscal year 2001 along with SFAS No. 133. We do not expect that the adoption of SFAS No. 138 will have a material adverse impact on our financial position or results of operations.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We anticipate that adoption will be no later than the fiscal quarter ending June 30, 2001. We are currently evaluating the impact of this Bulletin, but do not expect that its adoption will have a material adverse impact on our financial position or results of operations.

   In April 2000, FASB issued Financial Interpretation Number, or FIN, 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of Accounting Principles Board No. 25." FIN 44 clarifies the application of Opinion No. 25. This Interpretation was effective immediately and all issues are to be handled prospectively. The adoption of FIN 44 did not have a material adverse impact on our financial position or results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Non-U.S. operations are subject to certain risks inherent in conducting business abroad, including fluctuation in the relative value of currencies. We monitor exchange rate exposure and attempt to reduce such exposure by hedging. We have entered into forward contracts in currencies of the countries in which we conduct business in order to reduce such exposure. At June 30, 2000, we held forward contracts with a notional amount of approximately $5.9 million, a carrying amount of approximately $5.6 million and an unrealized loss of approximately $0.3 million.

Item 8. Financial Statements and Supplementary Data

   Index to Financial Statements:

                                                                     Page(s)
                                                                   -----------
   Report of Independent Accountants.............................. F-1
   Consolidated Income Statement for the Three Years Ended June
    30, 2000...................................................... F-2
   Consolidated Balance Sheet at June 30, 1999 and 2000........... F-3
   Consolidated Statement of Cash Flows for the Three Years Ended
    June 30, 2000................................................. F-4
   Consolidated Statement of Stockholders' Equity for the Three
    Years Ended June 30, 2000..................................... F-5
   Notes to Financial Statements.................................. F-6 to F-18

   All Schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

   Information with respect to the following Items is incorporated by reference to our Proxy Statement to be filed in connection with our 2000 Annual Meeting of Stockholders. However, information regarding executive officers is listed below pursuant to General Instruction 13G of this Form 10-K.

Item 10. Directors and Executive Officers

                               EXECUTIVE OFFICERS

   The following table sets forth as of June 30, 2000, the name, age and position with DuPont Photomasks of each person who is an executive officer of DuPont Photomasks.

          Name           Age                              Position(s)
          ----           ---                              ----------
Peter S. Kirlin.........  39 Chairman of the Board and Chief Executive Officer
Preston M. Adcox........  57 President and Chief Operating Officer
Paul S. Chipman.........  43 Executive Vice President--Technology and Chief Technology Officer
Gerard Cognie...........  56 Executive Vice President--European Operations
John M. Lynn............  42 Executive Vice President, General Counsel and Secretary
Kenneth A. Rygler.......  56 Executive Vice President--Worldwide Marketing and Strategic Planning
Gerd Stoecker...........  57 Executive Vice President--Finance and Chief Financial Officer

   Peter S. Kirlin is our Chairman of the Board and Chief Executive Officer. From 1986 to 1988, he worked at American Cyanamid Corporation as a project leader and conducted post-graduate research projects at the University of Munich's Institute of Physical Chemistry. From 1988 until joining us in May 2000, he held various positions with ATMI, Inc., a supplier of materials, equipment and services used in the manufacture of semiconductors, most recently as Group Vice President, Technologies and Services. He has been one of our directors since May 2000.

   Preston M. Adcox is our President and Chief Operating Officer. He joined DuPont in 1967 and has held a number of manufacturing and technology management positions. He became a Managing Director in DuPont's semiconductor materials business in 1988 and had global responsibility for DuPont's photomask operations until 1996. He was a member of the Board of Directors of Etec Systems from 1990 to early 1995. From 1988 to 1999, he served on the Board of Directors of Semiconductor Industry Suppliers Association (formerly Semi-SEMATECH), an organization representing U.S. equipment and material suppliers to the semiconductor manufacturing industry. He has been one of our directors since May 2000. He has been an officer since our Initial Public Offering in June of 1996 and one of our directors since May 2000.

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

   Gerd Stoecker is our Executive Vice President--Finance and Chief Financial Officer, a position he has held since June 2000. From 1981 to 1984, he was Vice President of International Finance for Atari Inc., a producer of computers and electronic games. From 1984 to 1998, he held various positions with Tandem Computers Incorporated, a provider of computer systems and client/server solutions, most recently as Vice President and Treasurer.

   Our executive officers are appointed annually by our Board of Directors in accordance with our Bylaws.

   Further information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned "Election of Directors" and "Compliance With Section 16(a) of the Exchange Act".

Item 11. Executive Compensation

   The information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned"Executive Compensation and Other Information", "Director Compensation" and "Employment Contracts".

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this Item is incorporated by reference to the Proxy Statement under the section captioned "Beneficial Ownership of Securities".

Item 13. Certain Relationships and Related Transactions

   The information required by this Item is incorporated by reference to the Proxy Statement under the section captioned "Transactions and Relationship Between Us and DuPont".

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) The following financial statements, financial statement schedules and exhibits are filed as a part of this Report:

    1. Financial statements--see Index to Financial Statements at Part II,
       Item 8 of this report

    2. Financial statement schedules--see Index to Financial Statements at
       Part II, Item 8 of this report

    3. Exhibits.

     Exhibit
     Number                              Description
     -------                             -----------
       3.1.1  Certificate of Incorporation of the Company, as amended and restated on April 3, 1996*

       3.1.2  Amendment to the Certificate of Incorporation of the Company*****

       3.2    Bylaws, as amended on December 31, 1995*

       4.1    Specimen Certificate for Common Stock*

      10.1    Transitional Administrative Services Agreement between the
              Company and E. I. du Pont de Nemours and Company dated as of January 1, 1996*

      10.2    Environmental Indemnification Agreement between the Company and
              E. I. du Pont de Nemours dated April 30, 1996*

      10.3    Amended Bonus Plan, as adopted by the Company's Board of
              Directors on October 28, 1996**

      10.4    Second Amended and Restated Non-employee Directors Stock Option
              Plan, as adopted by the Company's Board of Directors on July 27, 1998***

      10.5    Amended and Restated Stock Performance Plan, as adopted by the
              Company's Board of Directors on June 9, 1997**

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

      10.9 Amended Credit Agreement between the Company and DuPont Chemical and Energy Operations, Inc. dated as of March 9, 1999****

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

      10.11   Research, Development and Consulting Agreement between the
              Company and E. I. du Pont de Nemours and Company dated as of January 1, 1996*

      10.12   Business Transfer Agreement between DuPont Korea, Ltd. and DuPont
              Photomasks Korea, Ltd. dated December 22, 1995*

      10.13 Form of Indemnification Agreement between the Company and its Directors and Officers*

      10.14 Corporate Tradename and Trademark Agreement between the Company and E. I. du Pont de Nemours and Company dated May 7, 1998***

      10.15 Amended 1997 Stock Option and Restricted Stock Plan, as adopted by the Company's Board of Directors on September 2, 1999****

      10.16   1998 Employee Stock Purchase Plan, as adopted by the Company's
              Board of Directors on July 27, 1998***

      10.17   2000 Employment Agreement with Peter S. Kirlin dated May 2, 2000

     Exhibit
     Number                             Description
     -------                            -----------
      10.18  2000 Employment Agreement with Preston M. Adcox dated July 19,
             2000

      10.19  2000 Employment Agreement with Gerd Stoecker dated June 5, 2000

      10.20  DuPont Photomasks Credit Agreement Revision dated July 24, 2000

      10.21 DuPont Research Agreement dated April 21, 2000. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

      10.22 Teflon AF Agreement dated July 1, 2000. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

      11     Statement re Computation of Per Share Earnings

      21     List of principal subsidiaries of the Company

      23     Consent of PricewaterhouseCoopers LLP

      24 Power of Attorney (included on the signature page contained in Part IV hereof)

      27     Financial Data Schedule

       An asterisk above indicates an exhibit previously filed with the Securities and Exchange Commission as an exhibit in the form described and is incorporated herein by reference. Unless otherwise indicated, the number of the exhibit is also the number of such exhibit when originally filed.

    Asterisk Definition

    *            Registration Statement on Form S-1, Registration No. 333-3386.
    **           Annual Report on Form 10-K for the year ended June 30, 1997.
    ***          Annual Report on Form 10-K for the year ended June 30, 1998.
    ****         Annual Report on Form 10-K for the year ended June 30, 1999.
    *****        Form 8-A12 G/A on June 23, 2000.

   (b) Reports on Form 8-K

     Our report on Form 8-K, dated May 15, 2000, announcing that the Board of Directors had named Peter S. Kirlin as our Chief Executive Officer and Chairman of our Board, and Preston M. Adcox had been elected to the Board of Directors.

     Our report on Form 8-K, dated June 15, 2000, announcing that Gerd Stoecker was named as Executive Vice President of Finance and Chief Financial Officer.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Date: September 15, 2000                  DuPont Photomasks, Inc.

                                                  By: /s/ Gerd Stoecker
                                          -------------------------------------
                                                      Gerd Stoecker
                                            Executive Vice President--Finance
                                               and Chief Financial Officer

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints, John M. Lynn and Gerd Stoecker, and each or any of them, his or her true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Peter S. Kirlin             Chairman of our Board and  September 15, 2000
______________________________________  Chief Executive Officer
           Peter S. Kirlin              (Principal Executive
                                        Officer)

       /s/ Preston M. Adcox            Director, President and    September 15, 2000
______________________________________  Chief Operating Officer
           Preston M. Adcox

        /s/ Gerd Stoecker              Executive Vice President-- September 15, 2000
______________________________________  Finance and Chief
            Gerd Stoecker               Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

        /s/ John L. Doyle              Director                   September 15, 2000
______________________________________
            John L. Doyle

        /s/ John W. Himes              Director                   September 15, 2000
______________________________________
            John W. Himes

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ John C. Hodgson             Director                   September 15, 2000
______________________________________
           John C. Hodgson

      /s/ Gary W. Pankonien            Director                   September 15, 2000
______________________________________
          Gary W. Pankonien

     /s/ Susan Vladuchick Sam          Director                   September 15, 2000
______________________________________
         Susan Vladuchick Sam

       /s/ John C. Sargent             Director                   September 15, 2000
______________________________________
           John C. Sargent

      /s/ Marshall C. Turner           Director                   September 15, 2000
______________________________________
          Marshall C. Turner

                               INDEX TO EXHIBITS

 Exhibit
 Number                           Description
 -------                          -----------
   3.1.1  Certificate of Incorporation of the Company, as amended and restated
          on April 3, 1996*

   3.1.2  Amendment to the Certificate of Incorporation of the Company*****

   3.2    Bylaws, as amended on December 31, 1995*

   4.1    Specimen Certificate for Common Stock*

  10.1 Transitional Administrative Services Agreement between the Company and E. I. du Pont de Nemours and Company dated as of January 1, 1996*

  10.2    Environmental Indemnification Agreement between the Company and E. I.
          du Pont de Nemours dated April 30, 1996*

  10.3    Amended Bonus Plan, as adopted by the Company's Board of Directors on
          October 28, 1996**

  10.4 Second Amended and Restated Non-employee Directors Stock Option Plan, as adopted by the Company's Board of Directors on July 27, 1998***

  10.5    Amended and Restated Stock Performance Plan, as adopted by the
          Company's Board of Directors on June 9, 1997**

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

  10.9    Amended Credit Agreement between the Company and DuPont Chemical and
          Energy Operations, Inc. dated as of March 9, 1999****

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

  10.11 Research, Development and Consulting Agreement between the Company and E. I. du Pont de Nemours and Company dated as of January 1, 1996*

  10.12   Business Transfer Agreement between DuPont Korea, Ltd. and DuPont
          Photomasks Korea, Ltd. dated December 22, 1995*

  10.13 Form of Indemnification Agreement between the Company and its Directors and Officers*

  10.14   Corporate Tradename and Trademark Agreement between the Company and
          E. I. du Pont de Nemours and Company dated May 7, 1998***

  10.15   Amended 1997 Stock Option and Restricted Stock Plan, as adopted by the
          Company's Board of Directors on September 2, 1999****

  10.16 1998 Employee Stock Purchase Plan, as adopted by the Company's Board of Directors on July 27, 1998***

  10.17   2000 Employment Agreement with Peter S. Kirlin dated May 2, 2000

  10.18   2000 Employment Agreement with Preston M. Adcox dated July 19, 2000

  10.19   2000 Employment Agreement with Gerd Stoecker dated June 5, 2000

  10.20   DuPont Photomasks Credit Agreement Revision dated July 24, 2000

  10.21 DuPont Research Agreement dated April 21, 2000. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

 Exhibit
 Number                            Description
 -------                           -----------
  10.22  Teflon AF Agreement dated July 1, 2000. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

  11     Statement re Computation of Per Share Earnings

  21     List of principal subsidiaries of the Company

  23     Consent of PricewaterhouseCoopers LLP

  24 Power of Attorney (included on the signature page contained in Part IV hereof)

  27     Financial Data Schedule

An asterisk above indicates an exhibit previously filed with the Securities and Exchange Commission as an exhibit in the form described and is incorporated herein by reference. Unless otherwise indicated, the number of the exhibit is also the number of such exhibit when originally filed.

Asterisk Definition

*        Registration Statement on Form S-1, Registration No. 333-3386.
**       Annual Report on Form 10-K for the year ended June 30, 1997.
***      Annual Report on Form 10-K for the year ended June 30, 1998.
****     Annual Report on Form 10-K for the year ended June 30, 1999.
*****    Form 8-A12 G/A on June 23, 2000.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of DuPont Photomasks, Inc.:

   In our opinion, the accompanying consolidated balance sheet and the related consolidated income statement and consolidated statements of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of DuPont Photomasks, Inc. and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Austin, Texas
July 24, 2000

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENT

                   (Dollars in thousands, except share data)

                                                 Year Ended June 30,
                                           ----------------------------------
                                              1998        1999        2000
                                           ----------  ----------  ----------
Sales..................................... $  271,591  $  264,015  $  328,072
Cost of goods sold........................    179,369     187,427     225,400
Selling, general and administrative
 expense..................................     29,509      33,944      39,456
Research and development expense..........     12,714      16,835      23,797
                                           ----------  ----------  ----------
Operating profit..........................     49,999      25,809      39,419
Other expense, net........................        (27)       (717)       (443)
                                           ----------  ----------  ----------
Income before income taxes and minority
 interest.................................     49,972      25,092      38,976
Provision for income taxes................     17,127       7,763      10,150
                                           ----------  ----------  ----------
Income before minority interest...........     32,845      17,329      28,826
Minority interest in (income) loss of
 joint ventures...........................        687         (59)     (2,726)
                                           ----------  ----------  ----------
Net income................................ $   33,532  $   17,270  $   26,100
                                           ==========  ==========  ==========
Basic earnings per share.................. $     2.21  $     1.13  $     1.68
                                           ==========  ==========  ==========
Basic weighted average shares
 outstanding.............................. 15,179,596  15,299,339  15,547,538
                                           ==========  ==========  ==========
Diluted earnings per share................ $     2.15  $     1.09  $     1.61
                                           ==========  ==========  ==========
Diluted weighted average shares
 outstanding.............................. 15,612,234  15,780,181  16,226,700
                                           ==========  ==========  ==========


         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                   (Dollars in thousands, except share data)

                                                                  June 30,
                                                              -----------------
                                                                1999     2000
                                                              -------- --------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................. $ 61,311 $ 42,203
  Accounts receivable, trade, net............................   45,272   57,479
  Accounts receivable, related parties.......................    1,388    1,518
  Inventories, net...........................................   12,707   15,569
  Deferred income taxes......................................    9,547   13,119
  Prepaid expenses and other current assets..................    9,421   16,077
                                                              -------- --------
    Total current assets.....................................  139,646  145,965
Property and equipment, net..................................  312,240  452,827
Accounts receivable, related parties.........................    1,324    1,406
Deferred income taxes........................................    3,596    2,756
Intangible assets, net.......................................   22,409   40,263
Other assets.................................................    1,191    1,009
                                                              -------- --------
    Total assets............................................. $480,406 $644,226
                                                              ======== ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade.................................... $ 34,563 $ 74,190
  Accounts payable, related parties..........................    1,742    1,054
  Short-term borrowings......................................    2,702    3,797
  Income taxes payable.......................................    5,179    6,252
  Other accrued liabilities..................................   24,326   30,459
                                                              -------- --------
    Total current liabilities................................   68,512  115,752
Long-term borrowings.........................................    4,659    2,350
Long-term borrowings, related parties........................  100,000  150,000
Deferred income taxes........................................   13,644   15,804
Other liabilities............................................    2,837   16,043
Minority interest in net assets of joint ventures............   16,453   28,622
                                                              -------- --------
    Total liabilities........................................  206,105  328,571
                                                              -------- --------
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; 100,000,000 shares
   authorized; 15,332,282 and 15,767,813 issued and
   outstanding, respectively.................................      153      158
  Additional paid-in capital.................................  164,342  179,591
  Retained earnings..........................................  109,806  135,906
                                                              -------- --------
    Total stockholders' equity...............................  274,301  315,655
                                                              -------- --------
     Total liabilities and stockholders' equity.............. $480,406 $644,226
                                                              ======== ========

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Dollars in thousands)

                                                    Year Ended June 30,
                                               -------------------------------
                                                 1998       1999       2000
                                               ---------  ---------  ---------
Cash flows from operating activities:
 Net income................................... $  33,532  $  17,270  $  26,100
 Adjustments to reconcile net income to net
  cash provided by operations:
  Depreciation and amortization...............    31,869     41,784     58,398
  Other.......................................    (1,111)     2,011      5,022
  Deferred income tax provision (benefit).....     2,875     (2,937)      (572)
  Cash provided by (used in) changes in assets
   and liabilities:
   Accounts receivable, net...................   (10,309)     5,048    (11,473)
   Inventories, net...........................    (1,747)     6,370     (2,244)
   Prepaid expenses and other current assets..     2,641     (1,785)    (7,296)
   Accounts payable...........................    27,336     (3,226)    31,799
   Other accrued liabilities..................     2,828        510      6,848
                                               ---------  ---------  ---------
    Net cash provided by operating
     activities...............................    87,914     65,045    106,582
                                               ---------  ---------  ---------
Cash flows from investing activities:
 Additions of property and equipment, net.....  (100,200)   (87,772)  (181,425)
 Payments for acquisitions....................   (28,344)   (40,355)   (11,225)
                                               ---------  ---------  ---------
    Net cash used in investing activities.....  (128,544)  (128,127)  (192,650)
                                               ---------  ---------  ---------
Cash flows from financing activities:
 Proceeds from borrowings.....................       850        734      3,830
 Payments of borrowings.......................    (1,111)    (3,084)    (4,955)
 Proceeds from borrowings, related party......    35,000    175,000     55,000
 Payments of borrowings, related party........   (26,000)   (84,000)    (5,000)
 Net proceeds from issuance of common stock...     1,174      1,202      9,314
 Increase in minority interest in net assets
  of joint ventures...........................        --     16,394      9,442
                                               ---------  ---------  ---------
    Net cash provided by financing
     activities...............................     9,913    106,246     67,631
                                               ---------  ---------  ---------
Effect of exchange rate changes on cash.......      (946)    (1,541)      (671)
                                               ---------  ---------  ---------
Net (decrease) increase in cash and cash
 equivalents..................................   (31,663)    41,623    (19,108)
Cash and cash equivalents at beginning of
 year.........................................    51,351     19,688     61,311
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year...... $  19,688  $  61,311  $  42,203
                                               =========  =========  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid for:
  Interest.................................... $     991  $   2,254  $   1,685
                                               ---------  ---------  ---------
  Taxes....................................... $  13,944  $   3,860  $   2,747
                                               ---------  ---------  ---------
Non-cash items:
  Contribution of capital..................... $      --  $   2,442  $   5,716
                                               ---------  ---------  ---------
  Issuance of common stock.................... $   2,354  $     430  $     224
                                               ---------  ---------  ---------

          The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                             (Dollars in thousands)

                           Common Stock
                         -----------------
                                                                        Total
                                             Additional    Retained Stockholders'
                           Shares   Amount Paid-In Capital Earnings    Equity
                         ---------- ------ --------------- -------- -------------
Balance at June 30,
 1997................... 15,104,568  $151     $156,742     $ 59,004   $215,897
  Issuance of common
   stock................    154,154     1        3,527           --      3,528
  Net income............         --    --           --       33,532     33,532
                         ----------  ----     --------     --------   --------
Balance at June 30,
 1998................... 15,258,722   152      160,269       92,536    252,957
  Contribution of
   capital..............         --    --        2,442           --      2,442
  Issuance of common
   stock................     73,560     1        1,631           --      1,632
  Net income............         --    --           --       17,270     17,270
                         ----------  ----     --------     --------   --------
Balance at June 30,
 1999................... 15,332,282   153      164,342      109,806    274,301
  Contribution of
   capital..............         --    --        5,716           --      5,716
  Issuance of common
   stock................    435,531     5        9,533           --      9,538
  Net income............         --    --           --       26,100     26,100
                         ----------  ----     --------     --------   --------
Balance at June 30,
 2000................... 15,767,813  $158     $179,591     $135,906   $315,655
                         ==========  ====     ========     ========   ========




          The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                   (Dollars in thousands, except share data)

1. Organization and Summary of Significant Accounting Policies

   Business: DuPont Photomasks, Inc. ("the Company") was incorporated in Texas on June 25, 1985, and was reincorporated in Delaware on November 9, 1995. Our principal business is the manufacture and sale of photomasks, high-purity quartz or glass plates containing precision microscopic images of integrated circuits, to semiconductor manufacturers.

   Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and our majority controlled joint ventures. All significant intercompany balances and transactions have been eliminated. The minority interest impact is reflected in minority interest in (income) loss of joint ventures and is the partners' share of majority controlled joint venture operations. We currently have two joint ventures that are not majority controlled. They consist of the DPI Reticle Technology Center ("RTC") that is 25 percent owned and DuPont Dai Nippon Engineering that is 50 percent owned; both are reflected using the equity method of accounting. The RTC is operated as a breakeven entity with our share of the costs reflected in research and development expense.

   Revenue Recognition: Sales and related costs of goods sold are included in income when goods are shipped to our customers. Provision is made for estimated sales returns. Deferred revenue is customer obligations that are not completed and will be included in income when goods are shipped to our customers.

   Cash and Cash Equivalents: Cash and cash equivalents include highly liquid investments with maturities of three months or less at the date of acquisition.

   Investments: The Company's investments are classified as available-for-sale securities and are reported at fair value. Unrealized gains and losses are reported, net of taxes, as a component of stockholders' equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold. Realized gains and losses on investments are included in other income when realized. At June 30, 1999 and 2000 respectively, there were no such investments reflected in the balance sheet. We hold approximately 300,000 warrants from a vendor which are vested.

   Allowance for Doubtful Accounts: The Company provides an allowance for doubtful accounts based upon an estimate of uncollectible accounts. Accounts receivable, trade are net of allowances for doubtful accounts of $2,901 and $2,482 at June 30, 1999 and 2000, respectively.

   Inventories, net: Inventories, which are substantially all raw materials, are stated at the lower of cost or market. Cost is determined using standard costs, which approximates the first in, first out (FIFO) method. Cost includes the acquisition cost of purchased components, parts and subassemblies, labor and overhead. Market with respect to raw materials, is replacement cost and, with respect to work-in-process and finished goods, is net realizable value.

   Property and Equipment, net: Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the duration of the lease. The gross value of property and equipment and related accumulated depreciation are eliminated at the date of disposal, and the resulting gain or loss is included in income. Maintenance and repairs are charged to operations; replacements and betterments are capitalized. The Company assesses long-lived assets for impairment under Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of."

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

Under those rules, long-lived assets are included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. Should the review indicate that the long-lived assets are not recoverable, the Company's carrying value of the long-lived assets would be reduced by the estimated shortfall of the cash flows.

   Intangible Assets, net: Intangible assets are amortized using the straight-line method over their estimated useful lives ranging from five to eight years. Accumulated amortization was $1,968 and $7,009 at June 30, 1999 and 2000, respectively. Under SFAS No. 121, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be revcoverable. Should the review indicate that goodwill is not recoverable, the Company's carrying value of the goodwill would be reduced by the estimated shortfall of the cash flows.

   Fair Value of Financial Instruments: The carrying amounts reflected in the accompanying balance sheet for cash and cash equivalents, accounts receivable, inventory, prepaid expenses, accounts payable, borrowings and other liabilities approximate fair value due to the short term nature of the instruments.

   Accounts Payable, Trade: Included in accounts payable, trade at June 30, 1999 and 2000, are bank overdrafts of $5,289 and $5,891, respectively, due to outstanding checks and the timing of cash replenishments. The remaining balance represents trade liabilities with due dates of less than one year.

   Research and Development Expense: Research and development costs are expensed as incurred.

   Foreign Currencies: We have determined that the United States ("U.S.") dollar is the functional currency of our worldwide operations. Monetary assets and liabilities denominated in non-U.S. currencies are remeasured at current rates into U.S. dollars and the resulting exchange gains and losses are included in income in the period they occur. Nonmonetary assets and liabilities are remeasured by using historical exchange rates, the rates in effect when the transactions occurred, and the resulting exchange gains and losses are included in income in the period they occur. Transaction gains (losses) were $131, $(801) and $311 in the periods ending June 30, 1998, 1999 and 2000, respectively. Remeasurement gains (losses) were $(308), $1,101 and $(620) in the periods ending June 30, 1998, 1999 and 2000, respectively. Exchange gains and losses are recorded net of the impact of hedging activities designed to reduce exchange rate exposure. We have entered into forward contracts in currencies of the countries in which we conduct business in order to reduce such exposure. At June 30, 1999, we held forward contracts with a notional amount of approximately $2,300, a carrying amount of approximately $2,500 and an unrealized loss of approximately $200. At June 30, 2000, we held forward contracts with a notional amount of approximately $5,920, a carrying amount of approximately $5,626 and an unrealized loss of approximately $294.

   Income Taxes: We account for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, all expected future events are considered other than enactments of changes in tax laws or rates. Valuation allowances are established as necessary to reduce deferred tax assets in the event that realization of the assets is considered unlikely. At June 30, 1999 and 2000 we had a valuation allowance of $1,997 and $3,886, respectively. Certain of our operations in Asia are subject to government granted tax exemptions.

   Comprehensive Income: Comprehensive income is comprised of two components, net income and other comprehensive income. Other comprehensive income consists of unrealized gains and losses in certain debt and equity securities. There were no differences between our net income and comprehensive income during any of the periods presented.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

   Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions, based upon all known facts and circumstances, that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   Reclassifications: Certain prior year balances have been reclassified to conform to current year presentation.

   New Accounting Pronouncements: In June 1998, the FASB issued SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. We do not expect that the adoption of SFAS No. 133 will have a material adverse impact on our financial position or results of operations.

   In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". This statement amends the accounting and reporting standards of SFAS No. 133 for certain instruments and certain hedging activities. SFAS No. 138 also amends SFAS No. 133 for decisions made by the Board relating to the Derivative Implementation Group
(DIG) process. Certain decisions arising from the DIG process that required specific amendments to SFAS No. 133 are incorporated in this Statement. The statement is effective concurrently with SFAS No. 133 according to the provisions of paragraph 48 of SFAS No. 133. The Company will adopt the standard no later than the first quarter of fiscal year 2001 along with SFAS No. 133. We do not expect that the adoption of SFAS No. 138 will have a material adverse impact on our financial position or results of operations.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We anticipate that adoption will be no later than the fiscal quarter ending June 30, 2001. We are currently evaluating the impact of this Bulletin, but do not expect that its adoption will have a material adverse impact on our financial position or results of operations.

   In April 2000, the Financial Accounting Standards Board issued Financial Interpretation Number, or FIN, 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of Accounting Principles Board No. 25." FIN 44 clarifies the application of Opinion No. 25. This Interpretation was effective immediately and all issues are to be handled prospectively. The adoption of FIN 44 did not have a material adverse impact on our financial position or results of operations.

2. Concentrations of Credit Risk

   Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of foreign currency forward contracts, cash and cash equivalents, short-term investments and trade accounts receivable. In management's opinion, no significant concentrations of credit risk exist for the Company.

   The Company's counterparties in its foreign currency forward contracts are major financial institutions. We do not anticipate nonperformance by these counterparties. We maintain cash and cash equivalents with various financial institutions located in many countries worldwide. Our policy is to limit exposure in foreign countries by transferring excess cash to the U.S. The Company places its cash primarily in checking and money-market

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES accounts. Cash equivalents are maintained with high-quality institutions that are regularly monitored by management. The short-term investments are diversified among and limited to high-quality securities with high credit ratings. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many countries.

   Essentially all of our sales are to customers in the semiconductor manufacturing industry. We assess the financial strength of our customers before extending credit to reduce the risk of loss as we generally do not require collateral. Two of our customers each represented more than ten percent of sales in 1998 and, in the aggregate, these two customers represented approximately 27 percent of sales in the year. Two of our customers each represented more than ten percent of sales in 1999 and, in the aggregate, these two customers represented approximately 22 percent of sales in the year. One of our customers represented approximately 12 percent of sales in 2000. One customer represented approximately 11 percent of accounts receivable, trade at June 30, 2000. There were no customers with accounts receivable, trade balances greater than ten percent of accounts receivable, trade at June 30, 1999.

3. Acquisitions

   In December 1999, we acquired the photomask production equipment of Altis Semiconductor, a joint venture between IBM and Infineon Technologies ("IBM acquisition"). The acquisition was accounted for under the purchase method of accounting and included the purchase of equipment, the purchase of inventory, the execution of a supply agreement with IBM and the hiring of employees in the photomask manufacturing organization. Consideration for the acquisition was approximately $40,000, $10,000 in cash at closing, with the remainder paid over the next eight years. The cash payments were funded with borrowings under our credit facility with DuPont. Approximately $23,300 has been assigned to intangible assets and is being amortized over five to eight years. The results of operations of the business and the estimated fair value of the assets acquired and liabilities assumed are included in our financial statements from the date of acquisition. The purchase price was allocated to the assets acquired and liabilities assumed based on our estimates of fair value.

   In November 1998, we completed the acquisition of Hewlett-Packard's photomask manufacturing organization. The acquisition was accounted for under the purchase method of accounting and included the purchase of equipment, the purchase of inventory, the execution of a supply agreement, the execution of a technology license agreement and the hiring of employees in the Hewlett-Packard photomask manufacturing organization. Consideration for the acquisition was approximately $39,000 in cash, one half of which was paid at closing and one half of which was paid in February 1999. The cash payments were funded with borrowings under our credit facility with DuPont. Approximately $23,600 has been assigned to intangible assets and is being amortized over five to eight years.

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

4. Related Party Transactions

   Effective January 1996, we entered into several transitional agreements with DuPont. Charges for services under these agreements were $3,072 for 1998, $2,375 for 1999 and $2,525 for 2000. Amounts charged to us for functions and services provided by DuPont are principally included in general and administrative expense.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

   Accounts receivable, related parties includes receivables from our employees of $1,384 (Current $60, Non-Current $1,324) and $1,562 (Current $156, Non-Current $1,406) at June 30, 1999 and 2000 which relate principally to housing and automobile loans to our non-U.S. employees. The remainder represents receivables for goods sold to various DuPont entities and other related parties. Sales to related parties, including the RTC, were $10,933, $7,056 and $1,743 for the years ended June 30, 1998, 1999 and 2000, respectively.

   Accounts payable, related parties represents payables to DuPont for benefits paid by DuPont on our behalf and billed on a one-month-lag basis and amounts payable under the transitional agreements with DuPont.

5. Prepaid Expenses and Other Current Assets

   Prepaid expenses and other current assets consist of the following:

                                                                    June 30,
                                                                 --------------
                                                                  1999   2000
                                                                 ------ -------
   Taxes receivable, other than income taxes.................... $5,632 $ 9,511
   Prepaid expenses and deposits................................  3,677   4,343
   Other........................................................    112   2,223
                                                                 ------ -------
   Prepaid expenses and other current assets.................... $9,421 $16,077
                                                                 ====== =======

6. Property and Equipment, net

   Property and equipment, net consist of the following:

                                                                June 30,
                                              Estimated    --------------------
                                             Useful Lives    1999       2000
                                            -------------- ---------  ---------
   Construction-in-progress................                $  80,140  $ 153,589
   Land....................................                    5,932      5,932
   Buildings............................... 10 to 20 years    85,735    106,905
   Equipment...............................  3 to 7 years    384,037    464,167
                                                           ---------  ---------
                                                             555,844    730,593
   Less: accumulated depreciation..........                 (243,604)  (277,766)
                                                           ---------  ---------
   Property and equipment, net.............                $ 312,240  $ 452,827
                                                           =========  =========

   Construction-in-progress is comprised of the construction of new facilities, equipment in the installation process and current development of information technology infrastructure. Capital leases of approximately $3,056 as of June 30, 1999 and 2000, is included in buildings. Accumulated depreciation on capital leases was $994 and $1,170 as of June 30, 1999 and 2000, respectively. The accompanying consolidated income statements reflect depreciation expense of $30,831, $38,962 and $52,606 for the years ending June 30, 1998, 1999 and 2000, respectively.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

7. Other Accrued Liabilities

   Other accrued liabilities consist of the following:

                                                                   June 30,
                                                                ---------------
                                                                 1999    2000
                                                                ------- -------
   Accrued compensation and benefits........................... $11,122 $12,429
   Accrued maintenance.........................................   2,341   4,605
   Accrued vacation pay........................................   3,409   3,584
   Deferred revenue............................................     115   2,570
   Accrued taxes, other than income taxes......................     700   2,493
   Other.......................................................   6,639   4,778
                                                                ------- -------
   Other accrued liabilities................................... $24,326 $30,459
                                                                ======= =======

8. Credit Agreement

   At June 30, 2000 we had a credit agreement with DuPont, which was comprised of two separate facilities for $100,000 each.

   The first facility expires in 2001 and any advances bear an interest rate at LIBOR plus 0.25 percent per annum. At our option, advances under this credit facility are convertible into term loans with maturities up to seven years. We have borrowed a maximum of $75,000 under this credit facility and, at June 30, 2000, borrowings of $50,000 were outstanding under this credit facility. In July of 2000, this credit facility was amended to increase the interest charged on outstanding amounts from LIBOR plus 0.25 percent per annum to LIBOR plus
1.875 percent per annum and terminate our ability to convert outstanding amounts into term loans.

   The second facility had a term of three years and outstanding amounts bore interest at 0.25 percent per annum for the first two years and LIBOR plus 0.25 percent per annum for the third year. We had borrowed a maximum of $100,000 under this credit facility and, at June 30, 2000, borrowings of $100,000 were outstanding under this credit facility. The amounts loaned under this facility were unsecured and the agreement contained various representations, covenants and events of default. At June 30, 2000, we were in compliance with all of the loan covenants. In July 2000, we repaid all outstanding and terminated the facility.

9. Borrowings

   Borrowings consist of the following:

                                                               June 30,
                                                            ----------------
                                                             1999     2000
                                                            -------  -------
   Capital lease obligations: 6.6% to 7.0%, due through
    2013................................................... $ 2,162  $ 1,852
   Long term debt: 7.4% bank borrowings due through 2002...   3,750    2,250
   Other bank borrowings: up to 5.0% due through 2001......   1,449    2,045
                                                            -------  -------
                                                              7,361    6,147
     Less: short-term borrowings...........................  (2,702)  (3,797)
                                                            -------  -------
   Long-term borrowings.................................... $ 4,659  $ 2,350
                                                            =======  =======

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

   At June 30, 2000, future principal payments of borrowings excluding capital leases are as follows:

   2001................................................................. $3,545
   2002.................................................................    750
   2003.................................................................     --
   2004.................................................................     --
   2005.................................................................     --
   Thereafter...........................................................     --
                                                                         ------
     Outstanding borrowings............................................. $4,295
                                                                         ======

10. Leases

   Minimum lease payments of noncancelable leases for years ending June 30 are as follows:

                                                              Capital  Operating
                                                              Leases    Leases
                                                              -------  ---------
   2001...................................................... $  253    $ 5,066
   2002......................................................    253       2089
   2003......................................................    222        893
   2004......................................................    204        657
   2005......................................................    204        390
   Thereafter................................................  1,634      1,220
                                                              ------    -------
     Minimum lease payments..................................  2,770    $10,315
                                                                        =======
       Less: interest........................................   (918)
   Present value of minimum lease payments................... $1,852
                                                              ======

The operating lease expense presented in the income statement was $1,364, $2,880 and $4,189 for fiscal years ended June 30, 1998, 1999 and 2000, respectively. We also guarantee certain lease obligations for the RTC joint venture with future minimum lease payments of $29,674 at June 30, 2000. The RTC joint venture is now scheduled to terminate in December 2002.

11. Employee Plans

Stock Performance Plans

   We have several stock performance plans whereby options to purchase shares of common stock or shares of restricted stock have been or can be granted to directors, officers, employees and consultants. Generally, option exercise prices are equal to the fair market value at the date of grant. Restricted stock grants do not require the payment of any cash consideration by the recipient. Matters such as vesting periods and expirations are determined on a plan-by-plan or grant-by-grant basis; vesting generally occurs over three to five years and stock options generally have a ten year life. At June 30, 2000, there were 2,449,624 shares reserved for future

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES grant or issuance under our stock plans. We apply Accounting Principles Board Opinion, or APB, No. 25, "Accounting for Stock Issued to Employees," and its related interpretations in accounting for our stock plans. A summary of stock option activity for the periods ended June 30, is as follows:

                                      1998                      1999                       2000
                            ------------------------- -------------------------- -------------------------
                                          Weighted                   Weighted                  Weighted
                            Number of     Average     Number of      Average     Number of     Average
                             Shares    Exercise Price   Shares    Exercise Price  Shares    Exercise Price
                            ---------  -------------- ----------  -------------- ---------  --------------
  Balance at beginning of
   year...................    990,544      $18.07      1,403,514      $30.27     2,004,136      $24.19
  Options granted.........    507,983      $52.10      1,722,485      $28.45     1,302,355      $51.39
  Options forfeited.......    (26,930)     $27.67     (1,053,047)     $39.69       (52,802)     $23.49
  Options exercised.......    (68,083)     $17.24        (68,816)     $17.47      (308,261)     $18.78
                            =========                 ==========                 =========
  Balance at end of year..  1,403,514      $30.27      2,004,136      $24.19     2,945,428      $36.79
  Exercisable at end of
   year...................    396,063      $17.64        578,504      $18.89     1,210,303      $22.65

   Additional information related to stock options at June 30, 2000 is as follows:

                                     Options Outstanding           Options Exercisable
                            ------------------------------------- ----------------------
                                         Weighted      Weighted   Number     Weighted
                            Number of    Average     Average Life   of       Average
     Exercise Price Range    Shares   Exercise Price   (Years)    Shares  Exercise Price
     --------------------   --------- -------------- ------------ ------- --------------
   $17.00..................   502,560     $17.00         5.8      502,560     $17.00
   $23.25 to $33.69........   877,588     $23.76         7.0      608,105     $23.37
   $35.37 to $49.37........ 1,009,630     $46.96         9.1       53,813     $41.12
   $52.75 to $71.56........   555,650     $56.77         9.4       45,825     $53.47

   A summary of restricted stock grant activity is as follows:

                                   1998                   1999                   2000
                          ---------------------- ---------------------- ----------------------
                          Number of Market Value Number of Market Value Number of Market Value
                           Shares    Per Share    Shares    Per Share    Shares    Per Share
                          --------- ------------ --------- ------------ --------- ------------
Balance at beginning of
 year...................    89,060     $17.54      4,744      $27.16      1,709      $35.12
Restricted stock
 granted................     1,755     $17.00      1,709      $35.12      3,027      $50.36
Restricted stock
 forfeited..............        --         --         --          --     (1,981)     $38.82
Restricted stock
 issued.................   (86,071)    $17.00     (4,744)     $27.16       (428)     $35.12
                           -------     ------     ------      ------     ------      ------
Balance at end of year..     4,744     $27.16      1,709      $35.12      2,327      $51.80
                           =======     ======     ======      ======     ======      ======

   Assumptions utilized in calculating the Black Scholes pricing model and the weighted average fair value of options granted:

                                                      1998     1999     2000
                                                     -------  -------  -------
   Risk Free Interest Rate..........................     5.5%     5.0%     6.2%
   Expected Dividend Yield.......................... $    --  $    --  $    --
   Expected Lives................................... 5 Years  5 Years  5 Years
   Volatility.......................................      68%      67%      67%
   Weighted Average Fair Value of Options Granted... $ 31.65  $ 21.16  $ 31.49

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

   Had compensation cost been determined based on the fair value of stock option awards at the date of grant based on the Black Scholes pricing model, net income and diluted earnings per share would have been:

                                                         1998    1999    2000
                                                        ------- ------- -------
   Net Income
     As Reported....................................... $33,532 $17,270 $26,100
     Pro Forma......................................... $29,577 $10,739 $14,094
   Diluted Earnings Per Share
     As Reported....................................... $  2.15 $  1.09 $  1.61
     Pro Forma......................................... $  1.94 $  0.71 $  0.89

   On September 21, 1998, our Board of Directors approved a resolution authorizing the re-pricing of substantially all of our then outstanding employee stock options, both vested and unvested, issued under our various stock performance plans with an exercise price in excess of $23.25. As part of the re-pricing, the ten-year term of the options and the four-year vesting period were restarted as of September 21, 1998 and the exercise price on the options was revised to $23.25. This resolution resulted in the re-pricing of 968,993 options.

Stock Purchase Plan

   The Company has an Employee Stock Purchase Plan ("Stock Purchase Plan"). The purpose of the Stock Purchase Plan is to allow employees of the Company to participate in the Company's future. The Stock Purchase Plan is a payroll deduction plan which permits employees who are employed on the purchase date to purchase shares, on an after-tax basis, of the Company's common stock at fifteen percent below market prices at the end of each purchase period. If you are a full-service employee, you may enroll in the plan during January and July. Our plan currently has a two-year offering period with four interim purchase periods of six months. The plan has a look-back feature as well as a reset feature.

Retirement Plan

   The Company has a 401(k) retirement plan ("401(k) Plan") for all eligible U.S. employees of the Company, as defined in the 401(k) Plan document. The 401(k) Plan qualifies under Section 401(k) of the Internal Revenue Code as a salary reduction plan. Employees may elect to contribute a certain percentage of their salary on a before-tax basis. Employees are immediately fully vested in both their contributions and in employer contributions, as defined in the 401(k) Plan document. The 401(k) Plan is a defined contribution plan with employer matching dollar for dollar on the first three percent of salary contributions and fifty cents for each dollar of salary contributions on the next two percent. Company matching contributions to the 401(k) Plan totaled approximately $1,440, $1,560 and $1,727 in 1998, 1999 and 2000, respectively.

12. Earnings Per Share

   Basic earnings per share ("EPS") is computed by dividing net income by the weighted number of common shares outstanding during each period. Diluted EPS is computed by dividing net income by the weighted average number of common share and common share equivalents outstanding (if dilutive) during each period. Common share equivalents include stock options. The number of common share equivalents outstanding relating to stock options is computed using the treasury stock method.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

   The reconciliation of the denominators used to calculate the basic EPS and diluted EPS for the years ended December 31, 1998, 1999 and 2000, respectively, are as follows:

                                                    Year Ended June 30,
                                              --------------------------------
                                                 1998       1999       2000
                                              ---------- ---------- ----------
   Weighted average shares outstanding--
    basic.................................... 15,179,596 15,299,339 15,547,538
     Plus: Common share equivalents..........    432,638    480,842    679,162
                                              ---------- ---------- ----------
   Weighted average shares outstanding--
    dilutive................................. 15,612,234 15,780,181 16,226,700
                                              ========== ========== ==========

   Stock options to acquire 507,625, 97,650, and 10,500 shares for the years ended June 30, 1998, 1999, and 2000, respectively were not included in the computations of diluted earnings per share because the effect of including these stock options would have been anti-dilutive.

13. Provision for Income Taxes

   The provision for income taxes consists of the following:

                                                         Year Ended June 30,
                                                        -----------------------
                                                         1998    1999    2000
                                                        ------- ------  -------
   Current:
     Federal........................................... $ 8,909 $5,809  $ 8,018
     State.............................................   1,023  1,410    1,488
     Non-U.S...........................................   4,320    904    1,072

   Deferred:
     Federal...........................................   1,353   (443)  (2,104)
     State.............................................     155   (106)    (289)
     Non-U.S...........................................   1,367    189    1,965
                                                        ------- ------  -------
   Provision for income taxes.......................... $17,127 $7,763  $10,150
                                                        ======= ======  =======

   The provision for income taxes differs from the amount computed by applying the federal statutory rate as a result of the following:

                                                      Year Ended June 30,
                                                     ------------------------
                                                      1998     1999    2000
                                                     -------  ------  -------
   Tax at 35% statutory federal tax rate............ $17,490  $8,762  $12,688
   Difference in effective tax rate for non-U.S.
    operations......................................   1,752   1,460   (1,118)
   Tax exemptions...................................  (5,870) (4,987)  (3,893)
   Change in valuation allowance....................      --   1,997    1,889
   State taxes, net of federal......................   1,258     675      840
   Other............................................   2,497    (144)    (256)
                                                     -------  ------  -------
   Provision for income taxes....................... $17,127  $7,763  $10,150
                                                     =======  ======  =======

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

   Deferred tax assets (liabilities) consist of the following:

                                                                  June 30,
                                                               ----------------
                                                                1999     2000
                                                               -------  -------
  Deferred tax assets:
    Inventories............................................... $   980  $ 1,082
    Depreciation..............................................   1,948      738
    Net Operating Losses--Non-U.S.............................   1,997    4,213
    Accrued liabilities.......................................   4,753    4,809
    Goodwill..................................................      --    1,568
    Credit facility...........................................   2,442    1,667
    Other.....................................................   3,073    5,684
                                                               -------  -------
      Deferred tax assets.....................................  15,193   19,761
                                                               -------  -------
  Deferred tax liabilities:
    Depreciation..............................................  (8,015) (10,122)
    Other.....................................................  (5,682)  (5,682)
                                                               -------  -------
      Deferred tax liabilities................................ (13,697) (15,804)
                                                               -------  -------
      Valuation allowance.....................................  (1,997)  (3,886)
                                                               -------  -------
      Deferred income taxes................................... $  (501) $    71
                                                               =======  =======

   We have entered into a tax indemnification agreement with DuPont. The amount due from DuPont under the tax indemnification agreement was negligible at June 30, 2000. We have U.S. capital loss carryforwards of $18,513. Benefit from this carryforward, if and when realized, is payable to DuPont under the tax indemnification agreement.

   A substantial portion of our Far East manufacturing operations in Korea, China, Taiwan and Singapore operate at a reduced tax rate or free of tax under various tax holidays which expire in whole or in part during fiscal years 2003 through 2010. Certain tax holidays may be extended if specific conditions are met.

   At June 30, 2000, foreign subsidiaries had deferred tax assets relating to net operating loss carryforwards for income tax purposes of $4,213 of which $3,018 may be carried forward indefinitely and the remainder has approximately a five-year carryforward period. For financial reporting purposes, a valuation allowance of $3,886 was established to offset some of the deferred tax assets relating to the net operating loss carryforwards. Income taxes have not been provided on undistributed earnings of subsidiaries located outside the U.S., because in management's opinion such earnings have been indefinitely reinvested in these operations or will be remitted as dividends with taxes substantially offset by foreign tax credits.

   We recorded the deferred tax benefit arising from our second credit facility with DuPont as well as the current tax benefit arising from exercises of stock options as an additional contribution to additional paid-in capital.

                   DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

14. Segment Information

   In accordance with SFAS No. 131, segment information as of or for the years ended June 30 is as follows:

                                            United
                                            States   Europe     Asia    Total
                                           -------- --------  -------- --------
   1998
   Sales.................................. $152,213 $ 66,953  $ 52,425 $271,591
   Transfers between geographic areas.....   22,654    2,002       603       --
                                           -------- --------  -------- --------
                                           $174,867 $ 68,955  $ 53,028 $271,591
                                           ======== ========  ======== ========
   Net income............................. $ 13,808 $  5,702  $ 14,022 $ 33,532
   Identifiable assets.................... $164,699 $ 71,618  $115,662 $351,979
   1999
   Sales.................................. $157,401 $ 51,783  $ 54,831 $264,015
   Transfers between geographic areas.....   20,429    2,615     6,482       --
                                           -------- --------  -------- --------
                                           $177,830 $ 54,398  $ 61,313 $264,015
                                           ======== ========  ======== ========
   Net income (loss)...................... $  7,322 $ (1,861) $ 11,809 $ 17,270
   Identifiable assets.................... $257,953 $ 74,365  $148,088 $480,406
   2000
   Sales.................................. $194,495 $ 58,416  $ 75,161 $328,072
   Transfers between geographic areas.....   22,627    3,856    14,344       --
                                           -------- --------  -------- --------
                                           $217,122 $ 62,272  $ 89,505 $328,072
                                           ======== ========  ======== ========
   Net income (loss)...................... $  7,731 $   (606) $ 18,975 $ 26,100
   Identifiable assets.................... $278,066 $110,531  $255,629 $644,226

   Sales outside the United States of products manufactured in and exported from the United States are not significant. Products are transferred between geographic areas on a basis intended to approximate the market value of such products.

15. Commitments and Contingencies

   We are undertaking a significant global expansion to support the future growth of our business. We have established a joint venture with UMC Group to produce photomasks in Taiwan. We have a photomask production facility in Gresham, Oregon that we have indefinitely delayed. If additional capacity were to be needed, we could complete the Gresham facility within approximately six months. Currently we are evaluating the potential opportunities for the Gresham facility. In addition, we are in the customer qualification phase of our photomask production facility in Singapore.

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

   Our operations and our ownership of real property are subject to various environmental laws and regulations that govern, among other things, the discharge of pollutants into the air and water and the handling, use, storage, disposal and clean-up of solid and hazardous wastes. Compliance with such laws and regulations requires that we incur capital expenditures and operating costs in connection with our ongoing operations. In

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES addition, such laws and regulations may impose liabilities on owners and operators of businesses and real property without regard to fault and such liabilities may be joint and several with other parties. More stringent environmental laws and regulations may be enacted in the future, which may require us to expend additional amounts on environmental compliance or may require modifications in our operations. Although we are unable to predict the extent of our future liability with respect to any environmental matters, we believe, based upon current information, that environmental liabilities will not be material to our financial position or results of operations. DuPont has agreed to indemnify us for any environmental contamination present on our manufacturing sites at June 13, 1996, the date of our initial public offering, or present at any such site due to the generation, use, treatment, storage, release, emission, discharge or disposal of hazardous waste or hazardous materials before such date. The Environmental Protection Agency is reviewing a groundwater contamination issue at our Danbury, Connecticut site under voluntary corrective action. Any such contamination is believed to be historical and therefore any environmental liabilities would be covered by the indemnification agreement with DuPont.

16. Subsequent Events

   In July 2000, we completed two transactions in the equity and debt markets with net proceeds of $201,400. A portion of the proceeds were used to repay all of the outstanding borrowings from DuPont, and we expect to use the remaining proceeds for general corporate purposes, including potential acquisitions, working capital and capital expenditures. The first transaction was the sale of
3.2 million shares of stock of which 1.4 million shares represented original issuance and 1.8 million shares represented registration of outstanding shares held by DuPont. The stock was offered to the public at $77 per share with gross proceeds of $246,400 , offering costs of $12,800 , and net proceeds of $233,600. Our portion of the offering proceeds was $103,800 for the original issuance. We also sold $100,000 of subordinated convertible notes with net proceeds of $97,600 . The notes are due in July 2004, with no stated interest, a conversion price of $106.26 per share, an unconditional guarantee by DuPont, and no optional redemption by us.

17. Unaudited Quarterly Financial Data

   Unaudited quarterly financial data for 1999 and 2000 is as follows:

                                                      Quarter
                                    -------------------------------------------
                                      First      Second     Third      Fourth
                                    ---------- ---------- ---------- ----------
   1999
   Sales..........................  $   60,995 $   61,877 $   67,159 $   73,984
   Operating profit...............       5,200      5,567      6,509      8,533
   Net income.....................       3,280      3,127      4,455      6,408
   Basic earnings per share.......        0.21       0.20       0.29       0.42
   Diluted earnings per share.....        0.21       0.20       0.28       0.40
   Basic weighted average shares
    outstanding...................  15,275,126 15,296,222 15,307,852 15,318,156
   Diluted weighted average shares
    outstanding...................  15,613,591 15,669,911 15,918,677 15,918,672
   2000
   Sales..........................  $   74,122 $   73,761 $   86,790 $   93,399
   Operating profit...............       9,355      5,898     10,914     13,252
   Net income.....................       6,577      4,312      7,112      8,099
   Basic earnings per share.......        0.43       0.28       0.45       0.52
   Diluted earnings per share.....        0.41       0.27       0.44       0.49
   Basic weighted average shares
    outstanding...................  15,364,005 15,479,965 15,636,474 15,709,708
   Diluted weighted average shares
    outstanding...................  16,003,505 16,144,735 16,281,769 16,477,490