Form 10-Q
period 2000-09-30
DUPONT PHOTOMASKS INC
filed 2000-11-01
CIK 1012128

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

               For the quarterly period ended September 30, 2000

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of October 31, 2000, there were 17,270,121 shares of the registrant's common stock, $.01 par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                  Part I
 Item 1. Financial Statements
  Consolidated Income Statement (unaudited) for the Three Months Ended
   September 30, 1999 and 2000............................................   3
  Consolidated Balance Sheet (unaudited) at June 30, 2000 and September
   30, 2000...............................................................   4
  Consolidated Statement of Cash Flows (unaudited) for the Three Months
   Ended September 30, 1999 and 2000......................................   5
  Consolidated Statement of Stockholders' Equity (unaudited) for the
   Twelve Months Ended June 30, 2000 and the Three Months ended September
   30, 2000...............................................................   6
  Notes to Consolidated Financial Statements (unaudited)..................   7
 Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations...................................................  11
 Item 3. Quantitative and Qualitative Disclosures About Market Risk.......  15
                                 Part II
 Item 1. Legal Proceedings................................................  16
 Item 2. Changes in Securities and Use of Proceeds........................  16
 Item 3. Defaults Upon Senior Securities..................................  16
 Item 4. Submission of Matters to a Vote of Security Holders..............  16
 Item 5. Other Information................................................  16
 Item 6. Exhibits and Reports on Form 8-K.................................  16
    Signatures............................................................  16

                                     PART I

Item 1. Financial Statements

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENT

                (Dollars in thousands, except per share amounts)
                                  (unaudited)

                                                        Three Months Ended
                                                           September 30,
                                                      ------------------------
                                                         1999         2000
                                                      -----------  -----------
Sales................................................ $    74,122  $   100,589
Cost of goods sold...................................      50,894       64,969
Selling, general and administrative expense..........       8,869       12,019
Research and development expense.....................       5,004        7,658
                                                      -----------  -----------
Operating profit.....................................       9,355       15,943
Other expense (income), net..........................         212         (269)
                                                      -----------  -----------
Income before income taxes and minority interest.....       9,143       16,212
Provision for income taxes...........................       2,558        4,160
                                                      -----------  -----------
Income before minority interest......................       6,585       12,052
Minority interest in income of joint ventures........          (8)      (1,354)
                                                      -----------  -----------
Net income........................................... $     6,577  $    10,698
                                                      ===========  ===========
Basic earnings per share............................. $      0.43  $      0.63
                                                      ===========  ===========
Basic weighted average shares outstanding............  15,364,005   16,899,419
                                                      ===========  ===========
Diluted earnings per share........................... $      0.41  $      0.58
                                                      ===========  ===========
Diluted weighted average shares outstanding..........  16,003,505   18,598,145
                                                      ===========  ===========


         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                (Dollars in thousands, except per share amounts)
                                  (unaudited)

                                     ASSETS

                                                         June 30, September 30,
                                                           2000       2000
                                                         -------- -------------
Current assets:
 Cash and cash equivalents.............................. $ 42,203   $ 54,845
 Accounts receivable, trade, net........................   57,479     71,290
 Accounts receivable, related parties...................    1,518      2,057
 Inventories, net.......................................   15,569     17,159
 Deferred income taxes..................................   13,119     12,113
 Prepaid expenses and other current assets..............   16,077     23,185
                                                         --------   --------
  Total current assets..................................  145,965    180,649
Property and equipment, net.............................  452,827    463,982
Accounts receivable, related parties....................    1,406      1,404
Deferred income taxes...................................    2,756      3,623
Intangible assets, net..................................   40,263     38,593
Other assets............................................    1,009     13,955
                                                         --------   --------
   Total assets......................................... $644,226   $702,206
                                                         ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable, trade................................ $ 74,190   $ 55,147
 Accounts payable, related parties......................    1,054      1,294
 Short-term borrowings..................................    3,797      3,345
 Income taxes payable...................................    6,252      4,543
 Other accrued liabilities..............................   30,459     28,459
                                                         --------   --------
  Total current liabilities.............................  115,752     92,788
Long-term borrowings....................................    2,350      1,467
Long-term borrowings, related parties...................  150,000        --
Long-term convertible notes.............................      --     100,000
Deferred income taxes...................................   15,804     21,585
Other liabilities.......................................   16,043     16,929
Minority interest in net assets of joint ventures.......   28,622     29,976
                                                         --------   --------
  Total liabilities.....................................  328,571    262,745
                                                         ========   ========
Commitments and contingencies
Stockholders' equity:
 Common stock, $.01 par value; 100,000,000 shares
  authorized;
  15,767,813 and 17,255,965 issued and outstanding,
  respectively..........................................      158        173
 Additional paid-in capital.............................  179,591    286,244
 Retained earnings......................................  135,906    146,604
 Accumulated other comprehensive income.................      --       6,440
                                                         --------   --------
  Total stockholders' equity............................  315,655    439,461
                                                         --------   --------
   Total liabilities and stockholders' equity........... $644,226   $702,206
                                                         ========   ========

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Dollars in thousands)
                                  (unaudited)

                                                               Three Months
                                                                  Ended
                                                              September 30,
                                                             -----------------
                                                              1999      2000
                                                             -------  --------
Cash flows from operating activities:
 Net income................................................. $ 6,577  $ 10,698
 Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................  13,063    17,243
  Other.....................................................   1,086      (350)
  Cash provided by (used in) changes in assets and
   liabilities:
   Accounts receivable, net.................................  (2,215)  (13,780)
   Accounts receivable, related parties.....................     (26)     (539)
   Inventories, net.........................................     667    (1,589)
   Prepaid expenses and other current assets................    (526)   (6,768)
   Accounts payable.........................................   8,312   (18,758)
   Accounts payable, related parties........................     480       240
   Other accrued liabilities................................  (3,489)      330
                                                             -------  --------
    Net cash provided by (used in) operating activities.....  23,929   (13,273)
                                                             -------  --------
Cash flows from investing activities:
 Additions of property and equipment, net................... (34,663)  (26,727)
                                                             -------  --------
    Net cash used in investing activities................... (34,663)  (26,727)
                                                             -------  --------
Cash flows from financing activities:
 Proceeds from borrowings...................................     582       973
 Payments of borrowings.....................................  (1,737)   (1,958)
 Proceeds from borrowings, related parties..................     --     25,000
 Payments of borrowings, related parties....................     --   (175,000)
 Proceeds from issuance of convertible notes, net...........     --     97,600
 Proceeds from issuance of common stock under employee
  plans.....................................................   1,970       910
 Proceeds from issuance of common stock, net................     --    103,814
 Increase in minority interest in net assets of joint
  ventures..................................................     --      1,354
                                                             -------  --------
    Net cash provided by financing activities...............     815    52,693
                                                             -------  --------
Effect of exchange rate changes on cash.....................    (701)      (51)
                                                             -------  --------
Net increase (decrease) in cash and cash equivalents........ (10,620)   12,642
Cash and cash equivalents at beginning of period............  61,311    42,203
                                                             -------  --------
Cash and cash equivalents at end of period.................. $50,691  $ 54,845
                                                             -------  --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for:
  Interest.................................................. $   212  $    503
  Taxes.....................................................     687     1,406
 Non-cash items:
  Contributions of capital.................................. $ 1,429  $  1,080

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                             (Dollars in thousands)
                                  (unaudited)

                                                                 Accumulated
                            Common Stock    Additional              Other         Total
                          -----------------  Paid-In   Retained Comprehensive Stockholders'
                            Shares   Amount  Capital   Earnings    Income        Equity
                          ---------- ------ ---------- -------- ------------- -------------
 Balance at June 30,
  1999..................  15,332,282  $153   $164,342  $109,806    $  --        $274,301
Contribution of
 capital................         --    --       5,716       --        --           5,716
Issuance of common
 stock..................     435,531     5      9,533       --        --           9,538
Net income..............         --    --         --     26,100       --          26,100
                          ----------  ----   --------  --------    ------       --------
 Balance at June 30,
  2000..................  15,767,813   158    179,591   135,906       --         315,655
Contribution of
 capital................         --    --       1,080       --        --           1,080
Issuance of common stock
 under employee plans...      65,930     1      1,774                              1,775
Issuance of common
 stock..................   1,422,222    14    103,799       --        --         103,813
Net income..............         --    --         --     10,698       --          10,698
Unrealized gain on
 investments............         --    --         --        --      6,440          6,440
                          ----------  ----   --------  --------    ------       --------
 Balance at September
  30, 2000..............  17,255,965  $173   $286,244  $146,604    $6,440       $439,461
                          ==========  ====   ========  ========    ======       ========


         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands, except per share amounts)
                                  (unaudited)

1. Basis of Presentation

   The interim consolidated financial statements presented herein include the accounts of DuPont Photomasks, Inc. and its wholly-owned subsidiaries. References to the "Company" mean DuPont Photomasks, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All adjustments have been made to the accompanying interim consolidated financial statements which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's operating results and include all adjustments of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. Certain reclassifications have been made in the prior period financial statements to conform with the current period presentation.

2. Accounts Receivable, Trade, net

   We provide an allowance for doubtful accounts based upon an estimate of uncollectible accounts. Accounts receivable, trade is net of allowances for doubtful accounts of $2,482 and $1,317 at June 30, and September 30, 2000, respectively.

3. Property and Equipment, net

   Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the duration of the lease. The gross value of property and equipment and related accumulated depreciation are eliminated at the date of disposal, and the resulting gain or loss is included in income. Maintenance and repairs are charged to operations; replacements and betterments are capitalized. Accumulated depreciation at June 30, and September 30, 2000 are $277,766 and $290,659, respectively.

4. Intangible Assets, net

   Intangible assets are amortized using the straight-line method over their estimated useful lives ranging from five to eight years. Accumulated amortization was $7,009 and $8,679 at June 30, and September 30, 2000, respectively.

5. Investments

   The Company's investments are classified as available-for-sale securities and are reported at fair value in non-current other assets. Unrealized gains and losses are excluded from income and reported, net of taxes, as a separate component of stockholders' equity in other comprehensive income. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. Gains and losses on investments are included in other income when realized. The specific identification method is used to determine the cost of securities sold. As of September 30, 2000 we held approximately 450,000 vested warrants from a vendor.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

6. Debt

   In July 2000, we issued an aggregate principal amount of $100,000 of convertible subordinated notes. The notes were sold at par less an underwriting discount of 2 percent and we received net proceeds of $97,600. The notes are due in July 2004, with no stated interest, a conversion price of $106.26 per share, an unconditional guarantee by E. I. du Pont de Nemours and Company ("DuPont,") and no optional redemption by us. Debt issue costs of $2,400 related to these notes are included in non-current other assets and are amortized to interest expense over the scheduled maturity period.

   At June 30, 2000, we had a credit agreement with DuPont, which was comprised of two separate facilities for $100 million each. The first facility expires in 2001 and any advances bear an interest rate at LIBOR plus 0.25 percent per annum. In July 2000, the outstanding balance was repaid and this credit facility was amended to increase the interest charged on outstanding amounts from LIBOR plus 0.25 percent per annum to LIBOR plus 1.875 percent per annum and to terminate our ability to convert outstanding amounts into term loans. The second facility had a term of three years and outstanding amounts bore interest at 0.25 percent per annum for the first two years and LIBOR plus 0.25 percent per annum for the third year. In July 2000, we repaid all outstanding balances and terminated this facility.

7. Equity

   In July 2000, we completed a public offering of 3.2 million shares of our common stock, of which 1.4 million shares represented original issuance by our Company and 1.8 million shares represented registration of outstanding shares held by DuPont. The stock was offered to the public at $77 per share net offering proceeds to us of approximately $103,800 for the original issuance.

8. Derivatives and Hedging Activities

   Derivative financial instruments are used to mitigate risk of certain international revenue and balance sheet exposures, and are, therefore, held primarily for purposes other than trading. These instruments may involve elements of credit and market risk in excess of the amounts recognized in the financial statements. The Company monitors its positions and the credit quality of counter-parties, consisting primarily of major financial institutions, and does not anticipate nonperformance by any counter-party.

   Effective July 1, 2000 we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement
No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. The derivatives held at September 30, 2000 do not qualify for hedge accounting treatment and all of the changes in fair value are included in income in the period in which they occur. Adoption of these new accounting standards had a negligible impact on our financial position and results of operations.

9. Earnings Per Share

   Basic earnings per share ("EPS") is computed by dividing net income by the weighted number of common shares outstanding during each period. Diluted EPS is computed by dividing net income after adjustments for the dilutive effect of the convertible notes by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. Common share equivalents include

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES stock options and assumed conversion of the convertible notes. The number of common share equivalents outstanding relating to stock options is computed using the treasury stock method while the number of common share equivalents relating to the convertible notes is computed using the if converted method.

   The reconciliation of the amounts used to calculate the basic EPS and diluted EPS for the three months ended September 30, are as follows:

                                                          1999        2000
                                                       ----------- -----------
   Net income for the period--basic................... $     6,577 $    10,698
   Dilutive effect of convertible notes...............         --           92
                                                       ----------- -----------
   Net income for the period--diluted................. $     6,577 $    10,790
                                                       =========== ===========
   Weighted average shares outstanding--basic.........  15,364,005  16,899,419
   Plus: Common share equivalents.....................     639,500   1,698,726
                                                       ----------- -----------
   Weighted average shares outstanding--dilutive......  16,003,505  18,598,145
                                                       =========== ===========

   Stock options to acquire 96,650 and 17,950 shares for the quarters ended
September 30, 1999 and 2000, respectively, were not included in common share equivalents because the effect of including these stock options would have been anti-dilutive.

10. Comprehensive Income

   The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." Our comprehensive income is comprised of net income and unrealized gains and losses on certain investments in debt and equity securities. The components of comprehensive income, net of tax for the three months ended September 30, are as follows:

                                                          1999        2000
                                                       ----------- -----------
   Net income for the period.......................... $     6,577 $    10,698
    Other comprehensive income:
     Unrealized gain on investments, net of tax
      $4,118..........................................         --        6,440
                                                       ----------- -----------
   Total comprehensive income......................... $     6,577 $    17,138
                                                       =========== ===========

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

11. Segment Information

   In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," segment information is as follows:

                               North
                              America   Europe     Asia   Eliminations  Total
                              -------- --------  -------- ------------ --------
Three Months Ended September
 30, 1999
----------------------------
 Sales....................... $ 43,357 $ 13,717  $ 17,048   $    --    $ 74,122
 Transfers between geographic
  segments...................    5,669      365     2,704     (8,738)       --
                              -------- --------  --------   --------   --------
                              $ 49,026 $ 14,082  $ 19,752   $ (8,738)  $ 74,122
                              ======== ========  ========   ========   ========
 Net income (loss)........... $  4,113 $ (1,652) $  4,116   $    --    $  6,577


June 30, 2000
-------------
 Identifiable assets......... $278,066 $110,531  $255,629   $    --    $644,226


Three Months Ended September
 30, 2000
----------------------------
 Sales....................... $ 58,549 $ 20,484  $ 21,556   $    --    $100,589
 Transfers between geographic
  segments...................    5,760    3,111     4,946    (13,817)       --
                              -------- --------  --------   --------   --------
                              $ 64,309 $ 23,595  $ 26,502   $(13,817)  $100,589
                              ======== ========  ========   ========   ========
 Net income.................. $  3,241 $  3,113  $  4,344   $    --    $ 10,698


September 30, 2000
------------------
 Identifiable assets......... $317,159 $118,979  $266,068   $    --    $702,206

   Products are transferred between geographic areas on a basis intended to approximate the market value of such products.

12. Commitments and Contingencies

   We are undertaking a significant global expansion to support the future growth of our business. We have established a joint venture with UMC Group to produce photomasks in Taiwan. We have a photomask production facility in Gresham, Oregon, but we have indefinitely delayed completion of the construction of that facility. If additional capacity were to be needed, we could complete the Gresham facility within approximately six months. Currently we are evaluating the potential opportunities for the Gresham facility. In addition, we are in the customer qualification phase of our photomask production facility in Singapore.

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

  .  Shorter product lifecycles.

These trends have increased the importance of photomask technology in the semiconductor manufacturing process.

   Photomask manufacturing operations are capital intensive. Accordingly, at a given threshold of manufacturing capacity, a high proportion of our operating costs are fixed and remain relatively constant as sales volume increases or decreases. To the extent that we have utilized production capacity, operating profit increases or decreases significantly as sales volume increases or decreases. We anticipate that our operating costs will continue to increase as we add capacity to position ourselves for future growth. If our sales growth does not keep pace with increases in operating costs, our operating margin will decline.

Results of Operations

   Sales. Sales are comprised primarily of photomask sales to semiconductor manufacturers. Sales increased 35.7 percent from $74.1 million in the quarter ended September 30, 1999 to $100.6 million in the quarter ended September 30, 2000. Sales in North America, Europe and Asia increased from $43.4 million, $13.7 million and $17.0 million, respectively, in the quarter ended September 30, 1999 to $58.5 million, $20.5 million and $21.6 million, respectively, in the quarter ended September 30, 2000. Increased average selling price and increased unit volume both contributed to the increase in sales during the quarter ended ended September 30, 2000. Unit volume increases represented approximately half of the increase and average selling price increases represented the other half of the increase in sales in the quarter ended September 30, 2000. We continue to experience an increase in demand for advanced photomasks, those with design technology of 0.18 micron and below, which for the quarter ended September 30, 2000, represented approximately 25 percent of our sales. This shift in demand reflects what we believe to be a continued trend toward higher utilization of complex semiconductor devices with finer line widths. We anticipate that our sales will continue to grow next quarter.

   Cost of Goods Sold. Cost of goods sold consists of material, labor, depreciation and overhead. Cost of goods sold increased from $50.9 million in the quarter ended September 30, 1999 to $65.0 million in the quarter ended September 30, 2000. The increase resulted primarily from higher costs associated with increased revenues. The gross profit increased from 31.3 percent in the quarter ended September 30, 1999 to 35.4 percent for the quarter ended September 30, 2000. The increase in gross profit was due to changes in the product mix and the impact of price increases which went into effect over the quarter. For the second quarter of fiscal year 2001 we expect approximately the same gross profit margin. Commencement of depreciation expense for our Singapore facility will be offset by the incremental benefit of the price increase. For the second half of fiscal year 2001 we expect the gross profit margin to increase, driven by higher unit volume and product mix driven higher average selling prices.

   Selling, General and Administrative Expense. Selling, general and administrative expense includes salaries of sales personnel, marketing expense, general and administrative expense and product distribution expense. Selling, general and administrative expense increased 35.5 percent from $8.9 million in the quarter ended September 30, 1999 to $12.0 million in the quarter ended September 30, 2000. The increases are primarily the result of increased costs related to higher sales. Selling, general and administrative expense as a percentage of sales remained constant at 12.0 percent in the quarters ended September 30, 1999 and 2000. In the next quarter we expect selling, general and administrative expenses to remain constant, and in the long term, we should see economies of scale as our new facilities in Singapore and France increase production.

   Research and Development Expense. Research and development expense consists primarily of employee costs, cost of material consumed, depreciation, engineering related costs and our share of costs of the DPI Reticle Technology Center. Research and development expense increased 53.0 percent from $5.0 million in the quarter ended September 30, 1999 to $7.7 million in the quarter ended September 30, 2000. Research and development expense as a percentage of sales increased from 6.8 percent in the quarter ended September 30, 1999 to 7.6 percent in the quarter ended September 30, 2000. The increases were due primarily to increased focus on research and development in all of our facilities and our joint venture participation with Advanced Micro Devices, Micron Technology and Motorola in the DPI Reticle Technology Center, which was formed to develop advanced photomask technology and manufacture leading-edge photomasks. We believe that, through our participation in the DPI Reticle Technology Center, we will be able to help meet the future technology needs of the semiconductor industry for advanced photomasks. We continue to invest aggressively in mask technology and expect research and development expense to increase.

   Other (Income) Expense, net. Other (income) expense, net includes interest expense, interest income and exchange gains and losses. Other (income) expense, net was $0.2 million in the quarter ended September 30, 1999 and ($0.3 million) in the quarter ended September 30, 2000. The decrease relates primarily to lower interest expense due to repayment of our outstanding credit agreements with DuPont with the proceeds from our separate issuance of convertible debt and common stock which were completed in July 2000.

   Provision for Income Taxes. Our tax expense has been determined in accordance with SFAS No. 109, "Accounting for Income Taxes," and is based on the statutory rates in effect in the countries in which we operate. Our effective tax rate was 28 percent for the quarters ended September 30, 1999 and 2000. Our effective tax rate varied from the maximum statutory rate primarily because certain of our operations in Asia are subject to various tax holidays which expire in whole or in part during fiscal years 2003 through 2010. Certain tax holidays may be extended if specific conditions are met. We expect the effective tax rate to remain stable for fiscal year 2001.

   Minority Interest in Income of Joint Ventures. The minority interest impact of our joint ventures was negligible for the quarter ended September 30, 1999 and $1.4 million for the quarter ended September 30, 2000. Minority interest reflects the partners' share of the joint venture operations.

Liquidity and Capital Resources

   Our working capital was $30.2 million at June 30, 2000 and $87.9 million at September 30, 2000. The increase in working capital was principally due to our separate issuance of convertible notes and common stock which were completed in July 2000. The offering proceeds increased cash balances and decreased our accounts payable and other accrued liabilities balances. Cash and cash equivalents were $42.2 million at June 30, 2000 and $54.8 million at September 30, 2000. Cash used in operating activities of $13.3 million in the quarter ended September 30, 2000 was due to the decrease in accounts payable from the balances which increased in the quarter ended June 30, 2000 and the increase in accounts receivable balances which resulted from the increase in sales in the quarter ended September 30, 2000.

   Cash used in investing activities related to capital expenditures of $34.7 million and $26.7 million in the quarters ended September 30, 1999 and 2000, respectively. Management expects capital expenditures for the remainder of fiscal year 2001 to be approximately $125 million. Capital expenditures have been and will be used primarily to expand our manufacturing capacity and advance our technical capability. In addition, we may in the future pursue additional acquisitions of businesses, products and technologies, or enter into other joint venture arrangements that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid.

   Cash provided by financing activities was $0.8 million and $52.7 million in the quarters ended September 30, 1999 and 2000, respectively. In July 2000, we completed two public offerings of common stock and convertible notes with net proceeds of $201.4 million. A portion of the proceeds was used to repay all of the outstanding borrowings from DuPont, and we are using the remaining proceeds for general corporate purposes, including potential acquisitions, working capital and capital expenditures. The first offering was the sale of 1.4 million shares of our common stock. The stock was offered to the public at $77 per share with net proceeds to us of $103.8 million after deducting underwriting discounts and offering expenses of $12.8 million paid by us. We also issued an aggregate principal amount of $100 million of convertible subordinated notes. The notes were sold at par less an underwriting discount of 2 percent and we received net proceeds of $97.6 million. The notes are due in July 2004, with no stated interest, a conversion price of $106.26 per share, an unconditional guarantee by DuPont, and no optional redemption by us.

   At June 30, 2000, we had a credit agreement with DuPont, which was comprised of two separate facilities for $100 million each. The first facility expires in 2001 and any advances bear an interest rate at LIBOR plus 0.25 percent per annum. In July 2000, the outstanding balance was repaid and this credit facility was amended to increase the interest charged on outstanding amounts from LIBOR plus 0.25 percent per annum to LIBOR plus 1.875 percent per annum and to terminate our ability to convert outstanding amounts into term loans. The second facility had a term of three years and outstanding amounts bore interest at 0.25 percent per annum for the first two years and LIBOR plus 0.25 percent per annum for the third year. In July 2000, we repaid all outstanding balances and terminated this facility.

   Our ongoing cash requirements will be for capital expenditures, acquisitions, research and development and working capital. We are constructing a new photomask production facility in Corbeil-Essonnes, France. Additionally, we are qualifying our new photomask production facility in Singapore, and construction of our photomask production facility in Gresham, Oregon has been delayed indefinitely. If additional capacity is needed, we believe we could complete the Gresham facility within approximately six months. Management believes that cash on hand, cash provided by operations and our existing credit facility will be sufficient to meet our cash requirements for at least the next 12 months. Thereafter, based on our current operating plans, we may require external financing from time to time to fund our capital expenditure requirements. There can be no assurance that alternative sources of financing will be available upon expiration of our credit facility or if our capital requirements exceed the facility and cash flow from operations. There can be no assurance that we will be able to obtain any additional financing required to fund our capital needs on reasonable terms, or at all.

Other Matters

   Changing Accounting Standards. In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement amends the accounting and reporting standards of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for certain instruments and certain hedging activities. SFAS No. 138 also amends SFAS No. 133 for decisions made by the FASB relating to the Derivative Implementation Group (DIG) process. Certain decisions arising from the DIG process that required specific amendments to SFAS No. 133 are incorporated in SFAS No. 138. The statement is effective concurrently with SFAS No. 133. The Company adopted the standard in the first quarter of fiscal year 2001 along with SFAS No. 133. The adoption of these standards had a negligible impact on our financial position and results of operations.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We anticipate that adoption will be no later than the fiscal quarter ending June 30, 2001. We are currently evaluating the impact of this bulletin, but do not expect that its adoption will have a material adverse impact on our financial position or results of operations.

Forward Looking Statements

   Certain statements contained in this document that are not historical facts, are "forward-looking statements," as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve a number of risks and uncertainties. Such forward-looking statements may concern growth and future operating results, forecasts, projections, pricing pressures, potential acquisitions and joint ventures, new manufacturing facilities, capital expenditures, the global economic climate, the continued successful integration of the company's new executives into the business, new products and product enhancements, the future importance of photomask technology, the demand for products, competitive factors, research and development activities and expenditures, strategic relationships with third parties, liquidity, and financing and the company's strategy. Such forward-looking statements are generally accompanied by words such as "intend," "may," "plan," "expect," "believe," "should," "would," "could," "anticipate," or other words that convey uncertainty of future events or outcomes. Such forward-looking statements are based upon management's current plans, expectations, estimates and assumptions and are subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the company's business, financial position and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the company. Factors which could cause or contribute to such differences include, but are not limited to, those factors set forth below which are fully discussed under the caption "Risk Factors" in the company's Annual Report on Form 10-K filed with the Securities and Exchange Commission dated September 15, 2000, the 10-Q dated May 11, 2000, and the S-3 most recently amended on September 11, 2000, as well as cautionary statements and other factors set forth as Risk Factors: capital intensive industry, significant fixed costs, rapid technological change relationship with and dependence on semiconductor industry, fluctuations in quarterly and annual earnings, competition, significant international operations, Asian market volatility, manufacturing risks, concentration of customers, concentration of and dependence on suppliers, dependence on management and technical personnel, relationship with E.I. du Pont de Nemours & Company, volatility of market price, potential acquisitions, technology challenges in the manufacture of advanced photomasks, intellectual property, changes in governmental laws and regulations, potential effect of shares eligible for future sales and registration rights. Results for the interim period are not necessarily indicative of the results for the year. The forward-looking statements are made as of the release date hereof and the company disclaims any intention or obligation to update or revise any forward-looking statements or to update the reasons why the actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates. As of September 30, 2000, we had $100.0 million in non-interest bearing convertible notes and approximately $4.8 million in interest bearing debt of which approximately $3.3 million was short-term debt. As a result, changes in the interest rate market would change the estimated fair value of our long-term debt. We believe that a 10% change in the interest rate would not have a material effect on our business, financial condition, results of operations or cash flows.

   Foreign Currency Exposure. Non-U.S. operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material effect on our results of operations. Our financial statements reflect remeasurement of items denominated in non-U.S. currencies to U.S. Dollars, our functional currency. Exchange gains or losses are included in income in the period in which they occur. We monitor our exchange rate exposure and attempt to reduce such exposure by hedging. We have entered into forward contracts in currencies of the countries in which we conduct business in order to reduce such exposure. At September 30, 2000, we held forward contracts with a carrying amount of approximately $11.3 million and an unrealized gain recorded in the income statement of approximately $0.1 million. There can be no assurance that such forward contracts or any other hedging activity will be available or adequate to eliminate, or even mitigate, the impact of our exchange rate exposure. There can be no assurance that such risks will not have a material adverse impact on our liquidity and results of operations in the future. We do not hold or issue derivative financial instruments for trading or speculative purposes.

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

   Not applicable

Item 5. Other Information

   Not applicable

Item 6. Exhibits and Reports on Form 8-K

     (A)  Exhibits

          (11)  Statement re Earnings Per Share Computation

          (27)  Financial Data Schedule

     (B)  Reports on Form 8-K

   We filed a Form 8-K on October 12, 2000, announcing the implementation of stock selling plans in accordance with the recently adopted Rule 10b5-1 of the Exchange Act of 1934.

                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Dupont Photomasks, Inc.
                                          (Registrant)

                                                     /s/ Gerd Stoecker
                                          By:__________________________________
                                                       Gerd Stoecker
                                             Executive Vice President--Finance
                                                    andChief Financial
                                                Officer(Principal Financial
                                                         Officer)
Date: October 31, 2000