Form 10-Q
period 2000-12-31
DUPONT PHOTOMASKS INC
filed 2001-01-29
CIK 1012128

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  ___________


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2000

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

                                  ___________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of January 25, 2001, there were 17,390,246 shares of the registrant's common stock, $.01 par value, outstanding.

================================================================================

                               TABLE OF CONTENTS



                                                                                                                              Page
                                                                                                                              ----
Part I

      Item 1.  Financial Statements

       Consolidated Income Statement (unaudited) for the Three Months Ended December 31, 1999 and 2000 and
         the Six Months Ended December 31, 1999 and 2000....................................................................     3
       Consolidated Balance Sheet (unaudited) at June 30, 2000 and December 31, 2000........................................     4
       Consolidated Statement of Cash Flows (unaudited) for the Six Months Ended December 31, 1999 and 2000.................     5
       Consolidated Statement of Stockholders' Equity (unaudited) for the Twelve Months Ended June 30, 2000 and
         the Six Months Ended December 31, 2000.............................................................................     6
       Notes to Consolidated Financial Statements (unaudited)...............................................................     7

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........................    11

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................................    15

Part II

      Item 1.  Legal Proceedings............................................................................................    15

      Item 2.  Changes in Securities........................................................................................    15

      Item 3.  Defaults Upon Senior Securities..............................................................................    15

      Item 4.  Submission of Matters to a Vote of Security Holders..........................................................    15

      Item 5.  Other Information............................................................................................    16

      Item 6.  Exhibits and Reports on Form 8-K.............................................................................    16

               Signatures...................................................................................................    16

                                    PART I

Item 1.  Financial Statements

                   DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENT

               (Dollars in thousands, except per share amounts)
                                  (unaudited)

                                                                          Three Months Ended                Six Months Ended
                                                                             December 31,                      December 31,
                                                                    -----------------------------     ----------------------------
                                                                        1999              2000            1999            2000
                                                                    -----------       -----------     ------------    ------------
Sales...........................................................        $73,761          $106,774         $147,883        $207,363
Cost of goods sold..............................................         53,633            68,943          104,527         133,912
Selling, general and administrative expense.....................          8,808            13,342           17,677          25,361
Research and development expense................................          5,422             7,923           10,426          15,581
                                                                    -----------       -----------     ------------    ------------
Operating profit................................................          5,898            16,566           15,253          32,509
Other income (expense), net.....................................            195             1,046              (17)          1,315
                                                                    -----------       -----------     ------------    ------------
Income before income taxes and minority interest................          6,093            17,612           15,236          33,824
Provision for income taxes......................................          1,677             4,617            4,235           8,777
                                                                    -----------       -----------     ------------    ------------
Income before minority interest.................................          4,416            12,995           11,001          25,047
Less minority interest in income of joint ventures..............           (104)           (1,121)            (112)         (2,475)
                                                                    -----------       -----------     ------------    ------------
Net income......................................................         $4,312           $11,874          $10,889         $22,572
                                                                    ===========       ===========     ============    ============

Basic earnings per share........................................          $0.28             $0.69            $0.71           $1.32
                                                                    ===========       ===========     ============    ============
Basic weighted average shares outstanding.......................     15,479,965        17,271,186       15,421,985      17,085,303
                                                                    ===========       ===========     ============    ============
Diluted earnings per share......................................          $0.27             $0.64            $0.68           $1.22
                                                                    ===========       ===========     ============    ============
Diluted weighted average shares outstanding.....................     16,144,735        18,712,825       16,074,120      18,649,598
                                                                    ===========       ===========     ============    ============

        The accompanying notes are an integral part of this statement.

                   DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

               (Dollars in thousands, except per share amounts)
                                  (unaudited)

                                    ASSETS

                                                                                                           June 30,    December 31,
                                                                                                             2000         2000
                                                                                                         -----------   ------------
Current assets:
   Cash and cash equivalents............................................................................     $42,203       $ 96,089
   Accounts receivable, trade, net......................................................................      57,479         75,745
   Accounts receivable, related parties.................................................................       1,518          2,062
   Inventories, net.....................................................................................      15,569         16,745
   Deferred income taxes................................................................................      13,119          7,109
   Prepaid expenses and other current assets............................................................      16,077         11,724
                                                                                                         -----------   ------------

      Total current assets..............................................................................     145,965        209,474
Property and equipment, net............................................................................      452,827        474,519
Accounts receivable, related parties....................................................................       1,406          1,291
Deferred income taxes...................................................................................       2,756          4,231
Other assets, net.......................................................................................      41,272         43,095
                                                                                                         -----------   ------------

            Total assets................................................................................    $644,226       $732,610
                                                                                                         ===========   ============

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable, trade..............................................................................    $ 74,190       $ 52,698
   Accounts payable, related parties....................................................................       1,054            975
   Short-term borrowings................................................................................       3,797          3,238
   Income taxes payable.................................................................................       6,252          2,423
   Other accrued liabilities............................................................................      30,459         36,046
                                                                                                         -----------   ------------

      Total current liabilities.........................................................................     115,752         95,380
Long-term borrowings....................................................................................       2,350          1,833
Long-term borrowings, related parties...................................................................     150,000              -
Long-term convertible notes.............................................................................           -        100,000
Deferred income taxes...................................................................................      15,804         24,071
Other liabilities.......................................................................................      16,043         25,922
Minority interest in net assets of joint ventures.......................................................      28,622         31,097
                                                                                                         -----------   ------------
        Total liabilities...............................................................................     328,571        278,303
                                                                                                         -----------   ------------
Commitments and contingencies
Stockholders' equity:

   Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding...........            -              -
   Common stock, $.01 par value; 100,000,000 shares authorized;
      15,767,813 and 17,283,106 issued and outstanding, respectively....................................         158            173
   Additional paid-in capital                                                                                179,591        287,301
   Retained earnings...................................................................................      135,906        158,478
   Accumulated other comprehensive income..............................................................            -          8,355
                                                                                                         -----------   ------------
        Total stockholders' equity.....................................................................      315,655        454,307
                                                                                                         -----------   ------------
            Total liabilities and stockholders' equity.................................................     $644,226       $732,610
                                                                                                         ===========   ============

        The accompanying notes are an integral part of this statement.

                   DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                            (Dollars in thousands)
                                  (unaudited)

                                                                                                     Six Months Ended
                                                                                                       December 31,
                                                                                              -----------------------------
                                                                                                  1999             2000
                                                                                              ------------      -----------
          Cash flows from operating activities:
             Net income......................................................................      $10,889          $22,572
             Adjustments to reconcile net income to net cash provided by operating activities:
                Depreciation and amortization................................................       26,850           36,452
                Other........................................................................         (321)             515
                Cash provided by (used in) changes in assets and liabilities:
                  Accounts receivable, trade, net............................................       (4,560)         (18,212)
                  Accounts receivable, related parties.......................................           94             (544)
                  Inventories, net...........................................................       (1,032)          (1,065)
                  Prepaid expenses and other current assets..................................       (1,954)           5,142
                  Deferred income taxes......................................................            -            5,954
                  Accounts payable, trade....................................................        1,366          (24,138)
                  Accounts payable, related parties..........................................         (202)              79
                  Other accrued liabilities..................................................       (2,341)           6,099
                  Other liabilities..........................................................            -           22,500
                                                                                              ------------      -----------
                     Net cash provided by operating activities...............................       28,789           55,354
                                                                                              ------------      -----------

          Cash flows from investing activities:
             Additions of property and equipment, net........................................      (62,507)         (55,324)
             Payment for acquisitions........................................................      (10,025)               -
                                                                                              ------------      -----------

                     Net cash used in investing activities...................................      (72,532)         (55,324)
                                                                                              ------------      -----------

          Cash flows from financing activities:
             Proceeds from borrowings........................................................        3,289            1,289
             Payments of borrowings..........................................................       (2,337)          (2,057)
             Proceeds from borrowings, related parties.......................................            -           25,000
             Payments of borrowings, related parties.........................................            -         (175,000)
             Proceeds from issuance of convertible notes, net................................            -           97,600
             Proceeds from issuance of common stock under employee plans.....................        5,358            1,419
             Proceeds from issuance of common stock, net.....................................            -          103,814
             Increase in minority interest in net assets of joint ventures...................        9,443            2,475
                                                                                              ------------      -----------
                     Net cash provided by financing activities...............................       15,753           54,540
                                                                                              ------------      -----------
          Effect of exchange rate changes on cash............................................         (618)            (684)
                                                                                              ------------      -----------
          Net increase (decrease) in cash and cash equivalents...............................      (28,608)          53,886
          Cash and cash equivalents at beginning of period...................................       61,311           42,203
                                                                                              ------------      -----------
          Cash and cash equivalents at end of period.........................................      $32,703          $96,089
                                                                                              ============      ===========

          SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
            Cash paid for:
                Interest.....................................................................         $403             $525
                Taxes........................................................................        1,375            1,423
             Non-cash investing and financing activities:
                Contributions of capital.....................................................       $1,544           $1,628


        The accompanying notes are an integral part of this statement.

                   DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                            (Dollars in thousands)
                                  (unaudited)

                                                                                             Accumulated
                                                                Additional                      Other               Total
                                            Common Stock         Paid-In     Retained       Comprehensive       Stockholders'
                                         Shares      Amount      Capital     Earnings          Income              Equity
                                      ------------------------------------------------------------------------------------------
   Balance at June 30, 1999..........   15,332,282       $153      $164,342    $109,806         $    -                 $274,301
Contribution of capital..............            -          -         5,716           -              -                    5,716
Issuance of common stock
      under employee plans...........      435,531          5         9,533           -              -                    9,538
Net income...........................            -          -             -      26,100              -                   26,100
                                      ------------------------------------------------------------------------------------------

   Balance at June 30, 2000..........   15,767,813        158       179,591     135,906              -                  315,655
Contribution of capital..............            -          -         1,628           -              -                    1,628
Issuance of common stock
      under employee plans...........       93,071          1         2,283           -              -                    2,284
Issuance of common stock.............    1,422,222         14       103,799           -              -                  103,813
Net income...........................            -          -             -      22,572              -                   22,572
Unrealized gain on investments.......            -          -             -           -          8,355                    8,355
                                      ------------------------------------------------------------------------------------------

   Balance at December 31, 2000......   17,283,106       $173      $287,301    $158,478         $8,355                 $454,307
                                      ==========================================================================================

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

2. Property and Equipment

     Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the duration of the lease. Accumulated depreciation at June 30, and December 31, 2000 are $277,766 and $305,362, respectively.

3. Investments

     The Company's investments are classified as available-for-sale securities and are reported at fair value in non-current other assets. Unrealized gains and losses are excluded from income and reported, net of taxes, as a separate component of stockholders' equity in other comprehensive income. Unrealized losses are charged against income when a decline in fair value below cost basis is determined to be other than temporary. Gains and losses on investments are included in other income when realized. The specific identification method is used to determine the cost of securities sold. As of December 31, 2000 we held approximately 600,000 warrants as investments.

                   DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

4.   New Accounting Pronouncements

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

5.   Liabilities

          In the second quarter we received cash prepayments from customers to reserve .18 micron and below production capacity in future periods; a portion is classified in current accrued liabilities and the remainder is classified in non-current other liabilities.

6.   Debt

          In July 2000, we issued $100,000 aggregate principal amount of convertible subordinated notes. The notes were sold at par less an underwriting discount of two percent and we received net proceeds of $97,600. The notes are due in July 2004, with no stated interest, are convertible at any time into shares of our common stock at a conversion price of $106.26 per share, are unconditionally guaranteed by E. I. du Pont de Nemours and Company ("DuPont") and are not redeemable by us. Debt issue costs of $2,400 related to these notes are included in non-current other assets and are amortized to interest expense over the scheduled maturity period.

          At June 30, 2000, we had a credit agreement with DuPont, which was comprised of two separate facilities for $100,000 each. The first facility expires in 2001 and any advances bear an interest rate at LIBOR plus 0.25 percent per annum. In July 2000, the outstanding balance was repaid and this credit facility was amended to increase the interest charged on outstanding amounts from LIBOR plus 0.25 percent per annum to LIBOR plus 1.875 percent per annum and to terminate our ability to convert outstanding amounts into term loans. The second facility initially had a term of three years and outstanding amounts bore interest at 0.25 percent per annum for the first two years and LIBOR plus 0.25 percent per annum for the third year. In July 2000, we repaid all outstanding amounts and terminated this second facility.

7.   Equity

          In July 2000, we completed a public offering of 3.2 million shares of our common stock, of which 1.4 million shares represented original issuance by our Company and 1.8 million shares represented registration of outstanding shares held by DuPont. The stock was offered to the public at $77 per share, resulting in net offering proceeds to us of approximately $103,800 for the original issuance.

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

                   DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

9.   Earnings Per Share

          Basic earnings per share ("EPS") is computed by dividing net income by the weighted number of common shares outstanding during each period. Diluted EPS is computed by dividing net income after adjustments for the dilutive effect of the convertible notes by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. Common share equivalents include stock options and assumed conversion of the convertible notes. The number of common share equivalents outstanding relating to stock options is computed using the treasury stock method while the number of common share equivalents relating to the convertible notes is computed using the if converted method.

          The reconciliation of the amounts used to calculate the basic EPS and diluted EPS are as follows:

                                                               Three Months Ended                      Six Months Ended
                                                                   December 31,                           December 31,
                                                        --------------------------------       -----------------------------------
                                                            1999              2000                  1999               2000
                                                        -------------      -------------       --------------       --------------
Net income for the period - basic..................     $       4,312      $      11,874       $       10,889       $       22,572
Dilutive effect of convertible notes...............                 -                 91                    -                  183
                                                        -------------      -------------       --------------       --------------
Net income for the period - diluted ...............     $       4,312      $      11,965       $       10,889       $       22,755
                                                        =============      =============       ==============       ==============

Weighted average shares outstanding - basic........        15,479,965         17,271,186           15,421,985           17,085,303
Plus: Common share equivalents.....................           664,770          1,441,639              652,135            1,564,295
                                                        -------------      -------------       --------------       --------------
Weighted average shares outstanding - dilutive.....        16,144,735         18,712,825           16,074,120           18,649,598
                                                        =============      =============       ==============       ==============

          Stock options to acquire 3,500 and 1,118,380 shares for the quarters ended December 31, 1999 and 2000, respectively, were not included in common share equivalents because the effect of including these stock options would have been anti-dilutive.

10. Comprehensive Income

          The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." Our comprehensive income is comprised of net income and unrealized gains and losses on certain investments in debt and equity securities. The components of comprehensive income, net of tax are as follows:

                                                                           Three Months Ended             Six Months Ended
                                                                               December 31,                  December 31,
                                                                       ----------------------------   -------------------------
                                                                          1999             2000           1999          2000
                                                                       ------------   -------------   ------------  -----------
Net income for the period ......................................       $      4,312   $      11,874   $     10,889  $    22,572
     Other comprehensive income:................................
        Unrealized gain on investments, net of tax: $1,223 and
         $5,341, respectively...................................                  -           1,915              -        8,355
                                                                       ------------   -------------   ------------  -----------
Total comprehensive income...............................              $      4,312   $      13,789   $     10,889  $    30,927
                                                                       ============   =============   ============  ===========

                   DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

11. Segment Information

         In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," segment information is as follows:

                                                        North
                                                       America       Europe           Asia         Eliminations       Total
                                                      ----------    ----------      ---------      ------------    -----------
Six Months Ended December 31, 1999
----------------------------------
 Sales..........................................      $   89,063    $   26,609      $  32,211       $        -     $   147,883
 Transfers between geographic segments..........          11,770           914          8,133          (20,817)              -
                                                      ----------    ----------      ---------       ----------     -----------
                                                      $  100,833    $   27,523      $  40,344       $  (20,817)    $   147,883
                                                      ==========    ==========      =========       ==========     ===========
 Net income (loss)..............................      $    4,239    $   (1,863)     $   8,513       $        -     $    10,889

June 30, 2000
-------------
 Identifiable assets............................      $  278,066    $  110,531      $ 255,629                      $   644,226

Six Months Ended December 31, 2000
----------------------------------
 Sales..........................................      $  123,002    $   41,371      $  42,990       $        -     $   207,363
 Transfers between geographic segments..........          11,281         6,719         12,722          (30,722)              -
                                                      ----------    ----------      ---------       ----------     -----------
                                                      $  134,283    $   48,090      $  55,712       $  (30,722)    $   207,363
                                                      ==========    ==========      =========       ==========     ===========
 Net income.....................................      $    7,382    $    6,443      $   8,747       $        -     $    22,572

December 31, 2000
-----------------
 Identifiable assets............................      $  332,770    $  120,634      $ 279,206                      $   732,610

         Products are transferred between geographic areas on a basis intended to approximate the market value of such products.

12. Commitments and Contingencies

         We are undertaking a significant global expansion to support the future growth of our business. We have established a joint venture with UMC Group to produce photomasks in Taiwan. We have a photomask production facility in Gresham, Oregon, but we have delayed completion of the construction of that facility. If additional capacity were to be needed, we could complete the Gresham facility within approximately six months. Currently we are evaluating the potential opportunities for the Gresham facility.

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

Results of Operations

         Sales. Sales are comprised primarily of photomask sales to semiconductor manufacturers. Sales increased 44.8 percent from $73.8 million in the quarter ended December 31, 1999 to $106.8 million in the quarter ended December 31, 2000. Sales increased 40.2 percent from $147.9 million in the six months ended December 31, 1999 to $207.4 million in the six months ended December 31, 2000. Sales in North America, Europe and Asia increased from $89.1 million, $26.6 million and $32.2 million, respectively, in the six months ended December 31, 1999 to $123.0 million, $41.4 million and $43.0 million, respectively, in the six months ended December 31, 2000. Increased average selling price was the primary contributor to the increase in sales during the quarter and six months ended December 31, 2000. We continue to experience an increase in demand for advanced photomasks, those with design technology of 0.18 micron and below, which for the quarter and six months ended December 31, 2000, represented approximately 25 percent and 24 percent of our sales, respectively. This shift in demand reflects what we believe to be a continued trend toward higher utilization of complex semiconductor devices with finer line widths.

         Cost of Goods Sold. Cost of goods sold consists of materials, labor, depreciation and overhead. Cost of goods sold increased 28.5 percent from $53.6 million to $68.9 million for the three months ended December 31, 1999 and, 2000, respectively, and 28.1 percent from $104.5 million to $133.9 million for the six months ended December 31, 1999 and, 2000, respectively. The increase resulted primarily from higher costs associated with increased. Gross profit increased from 27.3 percent in the quarter ended December 31, 1999 to 35.4 percent for the quarter ended December 31, 2000 and from 29.3 percent in the six months ended December 31, 1999 to 35.4 percent for the six months ended December 31, 2000. The increase in gross profit was due to changes in the product mix and the impact of price increases which went into effect in the first quarter of fiscal year 2001.

         Selling, General and Administrative Expense. Selling, general and administrative expense includes salaries of sales and administrative personnel, marketing expense, general and administrative expense and product distribution expense. Selling, general and administrative expense increased 51.5 percent from $8.8 million in the quarter ended December 31, 1999 to $13.3 million in the quarter ended December 31, 2000 and 43.5 percent from $17.7 million in the six months ended December 31, 1999 to $25.4 million in the six months ended December 31, 2000. Selling, general and administrative expense as a percentage of sales increased from 12.0 percent in the six months ended December 31, 1999 to 12.2 percent in the six months ended December 31, 2000.

         Research and Development Expense. Research and development expense consists primarily of employee costs, cost of material consumed, depreciation, engineering related costs and our share of costs of the DPI Reticle Technology Center. Research and development expense increased 46.1 percent from $5.4 million in the quarter ended December 31, 1999 to $7.9 million in the quarter ended December 31, 2000 and increased 49.4 percent from $10.4 million in the six months ended December 31, 1999 to $15.6 million in the six months ended December 31, 2000. Research and development expense as a percentage of sales remained constant at 7.4 percent in the quarters ended December 31, 1999 and December 31, 2000 and increased from 7.1 percent in the six months ended December 31, 1999 to
7.5 percent in the six months ended December 31, 2000. The increases were due primarily to increased focus on research and development in all of our facilities and our joint venture participation with Advanced Micro Devices, Micron Technology and Motorola in the DPI Reticle Technology Center, which was formed to develop advanced photomask technology and manufacture leading-edge photomasks. We believe that, through our participation in the DPI Reticle Technology Center, we will be able to help meet the future technology needs of the semiconductor industry for advanced photomasks. We continue to invest aggressively in mask technology and expect research and development expense to increase.

         Other Income (Expense), net. Other income (expense), net includes interest expense, interest income and exchange gains and losses. Other income (expense), net was $0.2 million in the quarter ended December 31, 1999 and $1.0 million in the quarter ended December 31, 2000 and negligible in the six months ended December 31, 1999 and $1.3 million in the six months ended December 31, 2000. The increase in net interest income resulted from carrying a higher cash balance due to receiving customer prepayments and a significant reduction of interest expense due to financing activities in the quarter ended September 30, 2000.

         Provision for Income Taxes. Our tax expense has been determined in accordance with SFAS No. 109, "Accounting for Income Taxes," and is based on the statutory rates in effect in the countries in which we operate. Our effective tax rate was 28 percent for the quarters ended December 31, 1999 and 2000. Our effective tax rate varied from the maximum statutory rate primarily because certain of our operations in Asia are subject to various tax holidays which expire in whole or in part during fiscal years 2003 through 2010. Certain tax holidays may be extended if specific conditions are met. We expect the effective tax rate to remain stable for fiscal year 2001.

         Minority Interest in Income of Joint Ventures. The minority interest impact of our joint ventures was $0.1 million for the quarter ended December 31, 1999 and $1.1 million for the quarter ended December 31, 2000 and was $0.1 million for the six months ended December 31, 1999 and $2.5 million for the six months ended December 31, 2000. Minority interest reflects the partners' share of the joint venture operations and decreased slightly from the prior quarter as a result of increased depreciation expense of the ventures.

Liquidity and Capital Resources

         Our working capital was $30.2 million at June 30, 2000 and $114.1 million at December 31, 2000. The increase in working capital was principally due to our separate issuances of convertible notes and common stock (net of debt repayments), which were completed in July 2000 as discussed below. The offering proceeds increased cash balances and decreased our accounts payable balance. Cash and cash equivalents were $42.2 million at June 30, 2000 and $96.1 million at December 31, 2000. Cash provided by operating activities of $55.3 million in the six months ended December 31, 2000 was due principally to net income for the period as well as cash prepayments from customers to reserve .18 micron and below production capacity.

         Cash used in investing activities related to capital expenditures of $62.5 million and $55.3 million in the six months ended December 31, 1999 and 2000, respectively. Management expects capital expenditures for fiscal year 2001 to be approximately $150 million. Capital expenditures have been and will be used primarily to expand our manufacturing capacity and advance our technical capability. In addition, we may in the future pursue additional acquisitions of businesses, products and technologies, or enter into other joint venture arrangements that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid.

         Cash provided by financing activities was $15.8 million and $54.5 million in the six months ended December 31, 1999 and 2000, respectively. In July 2000, we completed two public offerings of common stock and convertible notes with aggregate net proceeds of $201.4 million. A portion of the proceeds was used to repay all of the outstanding borrowings from DuPont, and we are using the remaining proceeds for general corporate purposes, including potential acquisitions, working capital and capital expenditures. The first offering was the sale of 1.4 million shares of our common stock. The stock was offered to the public at $77 per share with net proceeds to us of $103.8 million after deducting underwriting discounts and offering expenses of $12.8 million paid by us. We also issued an aggregate principal amount of $100 million of convertible subordinated notes. The notes were sold at par less an underwriting discount of two percent, and we received net proceeds of $97.6 million. The notes are due in July 2004, with no stated interest, are convertible into shares of our common stock at a conversion price of $106.26 per share, are unconditionally guaranteed by DuPont, and are not redeemable by us.

         At June 30, 2000, we had a credit agreement with DuPont, which was comprised of two separate facilities for $100 million each. The first facility expires in 2001 and any advances bear an interest rate at LIBOR plus 0.25 percent per annum. In July 2000, the outstanding balance was repaid and this credit facility was amended to increase the interest charged on outstanding amounts from LIBOR plus 0.25 percent per annum to LIBOR plus 1.875 percent per annum and to terminate our ability to convert outstanding amounts into term loans. The second facility initially had a term of three years and outstanding amounts bore interest at 0.25 percent per annum for the first two years and LIBOR plus 0.25 percent per annum for the third year. In July 2000, we repaid all outstanding amounts and terminated this second facility.

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

Forward Looking Statements

        Certain statements contained in this document that are not historical facts, are "forward-looking statements," as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve a number of risks and uncertainties. Such forward-looking statements may concern growth and future operating results, forecasts, projections, pricing pressures, potential acquisitions and joint ventures, new manufacturing facilities, capital expenditures, the global economic climate, the continued successful integration of the Company's new executives into the business, new products and product enhancements, the future importance of photomask technology, the demand for products, competitive factors, research and development activities and expenditures, strategic relationships with third parties, liquidity, financing and the Company's strategy. Such forward-looking statements are generally accompanied by words such as "intend," "may," "plan," "expect," "believe," "should," "would," "could," "anticipate," or other words that convey uncertainty of future events or outcomes. Such forward-looking statements are based upon management's current plans, expectations, estimates and assumptions and are subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the company's business, financial position and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company. Factors which could cause or contribute to such differences include, but are not limited to, those factors set forth below which are fully discussed under the caption "Risk Factors" in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission dated September 15, 2000, the 10-Q dated November 1, 2000, and the S-3 most recently amended on September 11, 2000, as well as cautionary statements and other factors set forth as Risk Factors: capital intensive industry, significant fixed costs, rapid technological change, relationship with and dependence on semiconductor industry, fluctuations in quarterly and annual earnings, competition, significant international operations, capital valuation risks, Asian market volatility, currency fluctuation and hedging activity, manufacturing risks, concentration of customers, concentration of and dependence on suppliers, dependence on management and technical personnel, relationship with E. I. du Pont de Nemours & Company, volatility of market price, potential acquisitions, technology challenges in the manufacture of advanced photomasks, intellectual property, changes in governmental laws and regulations, potential effect of shares eligible for future sales and registration rights. Results for the interim period are not necessarily indicative of the results for the year. The forward-looking statements are made as of the release date hereof, and the Company disclaims any intention or obligation to update or revise any forward-looking statements or to update the reasons why the actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.

          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates. As of December 31, 2000, we had $100.0 million in non-interest bearing convertible notes and approximately $5.1 million in interest bearing debt of which approximately $3.2 million was short-term debt. As a result, changes in the interest rate market would change the estimated fair value of our long-term debt. We believe that a 10 percent change in the interest rate would not have a material effect on our business, financial condition, results of operations or cash flows.

         Foreign Currency Exposure. Non-U.S. operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material effect on our results of operations. An exchange rate fluctuations can affect our margins since we may have imbalances between some foreign currency denominated revenues and expenses, and we may not be able to hedge them completely. Our financial statements reflect remeasurement of items denominated in non-U.S. currencies to U.S. Dollars, our functional currency. Exchange gains or losses are included in income in the period in which they occur. We monitor our exchange rate exposure and attempt to reduce such exposure by hedging. We have entered into forward contracts in currencies of the countries in which we conduct business in order to reduce such exposure. At December 31, 2000, we held forward contracts with a carrying amount of approximately $9.7 million and an unrealized gain recorded in the income statement of approximately $0.8 million. There can be no assurance that such forward contracts or any other hedging activity will be available or adequate to eliminate, or even mitigate, the impact of our exchange rate exposure. There can be no assurance that such risks will not have a material adverse impact on our liquidity and results of operations in the future. We do not hold or issue derivative financial instruments for trading or speculative purposes.

         PART II

Item 1.  Legal Proceedings

         We are not currently involved in any material legal proceedings.

Item 2.  Changes in Securities

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Stockholders was held October 24, 2000 (the "Annual Meeting"). At the Annual Meeting, (i) the Company's Class I existing directors were reelected to the Board of Directors to serve until our 2003 annual meeting and (ii) the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ended June 30, 2001 was ratified. Votes cast at the Annual Meeting are as follows:

                                                                    FOR              WITHHELD
John L. Doyle                                                       15,534,114       192,156
John W. Himes                                                       15,543,167       183,103
John C. Hodgson                                                     15,619,912       106,358

                                                                    FOR              AGAINST        ABSTAIN      NON-VOTES

Ratification of the selection of PricewaterhouseCoopers LLP         15,718,969       3,750          3,551            0

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (A) Exhibits

                (3.1) Second Restated Certificate of Incorporation

                (3.2) Restated Bylaws

                (11) Statement re Earnings Per Share Computation

         (B) Reports on Form 8-K

                We filed a Form 8-K on October 12, 2000, announcing the implementation of written stock selling plans in accordance with the recently adopted Rule 10b5-1 of the Exchange Act of 1934.

                                  SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Dupont Photomasks, Inc.
                              (Registrant)

Date: January 29, 2001        By:           /s/ Gerd stoecker
                                       --------------------------
                                                Gerd Stoecker
                                    Executive Vice President - Finance
                                        and Chief Financial Officer
                                       (Principal Financial Officer)