Form 10-Q
period 2001-03-31
DUPONT PHOTOMASKS INC
filed 2001-05-10
CIK 1012128

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

   For the quarterly period ended March 31, 2001

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of May 7, 2001, there were 17,807,979 shares of the registrant's common stock, $.01 par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                                  Part I

Item 1. Financial Statements

  Consolidated Income Statement (unaudited) for the Three Months Ended
   March 31, 2000 and 2001 and the Nine Months Ended March 31, 2000 and
   2001...................................................................   3

  Consolidated Balance Sheet (unaudited) at June 30, 2000 and March 31,
   2001...................................................................   4

  Consolidated Statement of Cash Flows (unaudited) for the Nine Months
   Ended March 31, 2000 and 2001..........................................   5

  Consolidated Statement of Stockholders' Equity (unaudited) for the
   Twelve Months Ended June 30, 2000 and the Nine Months Ended March 31,
   2001...................................................................   6

  Notes to Consolidated Financial Statements (unaudited)..................   7

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................  13

Item 3. Quantitative and Qualitative Disclosures About Market Risk........  18

                                 Part II

Item 1. Legal Proceedings.................................................  19

Item 2. Changes in Securities.............................................  19

Item 3. Defaults Upon Senior Securities...................................  19

Item 4. Submission of Matters to a Vote of Security Holders...............  19

Item 5. Other Information.................................................  19

Item 6. Exhibits and Reports on Form 8-K..................................  19

Signatures................................................................  20

                                     PART I

Item 1. Financial Statements

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENT
                (Dollars in thousands, except per share amounts)

                              Three Months Ended         Nine Months Ended
                                   March 31,                 March 31,
                            ------------------------  ------------------------
                               2000         2001         2000         2001
                            -----------  -----------  -----------  -----------
                                              (unaudited)
Sales.....................  $    86,790  $   108,175  $   234,673  $   315,538
Cost of goods sold........       59,339       71,185      163,866      205,097
Selling, general and
 administrative expense...       10,466       11,579       28,143       36,940
Research and development
 expense..................        6,071        8,340       16,497       23,921
Special charges...........          --        11,883          --        11,883
                            -----------  -----------  -----------  -----------
Operating profit..........       10,914        5,188       26,167       37,697
Gain on warrants..........          --         9,574          --         9,574
Other income, net.........          303          406          286        1,721
                            -----------  -----------  -----------  -----------
Income before income taxes
 and minority interest....       11,217       15,168       26,453       48,992
Provision for income
 taxes....................        2,765        3,715        7,000       12,492
                            -----------  -----------  -----------  -----------
Income before minority
 interest.................        8,452       11,453       19,453       36,500
Less minority interest in
 income of joint ventures,
 net of tax...............       (1,340)      (2,358)      (1,452)      (4,833)
                            -----------  -----------  -----------  -----------
Net income................  $     7,112  $     9,095  $    18,001  $    31,667
                            ===========  ===========  ===========  ===========
Basic earnings per share..  $      0.45  $      0.52  $      1.16  $      1.84
                            ===========  ===========  ===========  ===========
Basic weighted average
 shares outstanding.......   15,636,474   17,597,060   15,493,481   17,255,888
                            ===========  ===========  ===========  ===========
Diluted earnings per
 share....................  $      0.44  $      0.48  $      1.12  $      1.70
                            ===========  ===========  ===========  ===========
Diluted weighted average
 shares outstanding.......   16,281,769   19,126,693   16,143,336   18,813,288
                            ===========  ===========  ===========  ===========


         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                (Dollars in thousands, except per share amounts)

                                                             June 30, March 31,
                                                               2000     2001
                                                             -------- ---------
                                                                (unaudited)


                           ASSETS
Current assets:


  Cash and cash equivalents................................. $ 42,203 $116,371
  Accounts receivable, trade, net...........................   57,479   75,762
  Accounts receivable, related parties......................    1,518    2,519
  Inventories, net..........................................   15,569   15,954
  Deferred income taxes.....................................   13,119   15,767
  Prepaid expenses and other current assets.................   16,077   12,716
                                                             -------- --------
    Total current assets....................................  145,965  239,089
  Assets held for sale......................................      --     5,300
  Property and equipment, net...............................  452,827  476,041
  Accounts receivable, related parties......................    1,406    1,189
  Deferred income taxes.....................................    2,756    5,698
  Other assets, net.........................................   41,272   34,494
                                                             -------- --------
    Total assets............................................ $644,226 $761,811
                                                             ======== ========

            LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable, trade................................... $ 74,190 $ 55,623
  Accounts payable, related parties.........................    1,054    1,047
  Short-term borrowings.....................................    3,797    1,448
  Income taxes payable......................................    6,252    1,976
  Other accrued liabilities.................................   30,459   44,190
                                                             -------- --------
    Total current liabilities...............................  115,752  104,284
Long-term borrowings........................................    2,350    1,728
Long-term borrowings, related parties.......................  150,000      --
Long-term convertible notes.................................      --   100,000
Deferred income taxes.......................................   15,804   21,745
Other liabilities...........................................   16,043   22,467
Minority interest in net assets of joint ventures...........   28,622   33,455
                                                             -------- --------
    Total liabilities.......................................  328,571  283,679
                                                             -------- --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
   authorized; none issued and outstanding..................      --       --
  Common stock, $.01 par value; 100,000,000 shares
   authorized; 15,767,813 and 17,806,428 issued and
   outstanding, respectively................................      158      178
  Additional paid-in capital................................  179,591  310,381
  Retained earnings.........................................  135,906  167,573
                                                             -------- --------
    Total stockholders' equity..............................  315,655  478,132
                                                             -------- --------
    Total liabilities and stockholders' equity.............. $644,226 $761,811
                                                             ======== ========

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                           Nine Months Ended
                                                               March 31,
                                                          --------------------
                                                            2000       2001
                                                          ---------  ---------
                                                              (unaudited)
Cash flows from operating activities:
  Net income............................................. $  18,001  $  31,667
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization........................    42,259     57,044
    Special charges......................................       --      11,883
    Tax benefit from employee stock options..............     3,102     10,722
    Realized and unrealized gains on warrants............       --      (9,574)
    Other................................................     1,191      2,460
    Cash provided by (used in) changes in assets and
     liabilities:
      Accounts receivable, trade, net....................   (10,865)   (18,364)
      Accounts receivable, related parties...............      (885)    (1,023)
      Inventories, net...................................    (1,635)      (274)
      Prepaid expenses and other current assets..........    (1,707)     4,709
      Deferred income taxes..............................    (1,604)    (1,155)
      Accounts payable, trade............................     8,272    (21,323)
      Accounts payable, related parties..................       122        149
      Other accrued liabilities..........................     2,574      8,742
      Other liabilities..................................       --      22,500
                                                          ---------  ---------
        Net cash provided by operating activities........    58,825     98,163
                                                          ---------  ---------
Cash flows from investing activities:
  Additions of property and equipment, net...............  (106,970)   (92,425)
  Proceeds from sale of warrants.........................       --       1,640
  Payment for acquisitions...............................   (10,025)       --
                                                          ---------  ---------
        Net cash used in investing activities............  (116,995)   (90,785)
                                                          ---------  ---------
Cash flows from financing activities:
  Proceeds from borrowings...............................     3,809      1,290
  Payments of borrowings.................................    (3,996)    (3,773)
  Proceeds from borrowings, related parties..............    17,000     25,000
  Payments of borrowings, related parties................    (5,000)  (175,000)
  Proceeds from issuance of convertible notes, net.......       --      97,600
  Proceeds from issuance of common stock under employee
   plans.................................................     5,919     14,215
  Proceeds from issuance of common stock, net............       --     103,813
  Increase in minority interest in net assets of joint
   ventures..............................................     9,442      4,833
                                                          ---------  ---------
        Net cash provided by financing activities........    27,174     67,978
                                                          ---------  ---------
Effect of exchange rate changes on cash..................      (727)    (1,188)
                                                          ---------  ---------
Net increase (decrease) in cash and cash equivalents.....   (31,723)    74,168
Cash and cash equivalents at beginning of period.........    61,311     42,203
                                                          ---------  ---------
Cash and cash equivalents at end of period............... $  29,588  $ 116,371
                                                          =========  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest............................................. $     775  $     515
    Taxes................................................ $   3,700  $   2,500

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                 Accumulated
                            Common Stock    Additional              Other         Total
                          -----------------  Paid-In   Retained Comprehensive Stockholders'
                            Shares   Amount  Capital   Earnings    Income        Equity
                          ---------- ------ ---------- -------- ------------- -------------
                                                     (unaudited)
Balance at June 30,
 1999...................  15,332,282  $153   $164,342  $109,806    $   --       $274,301
Contribution of
 capital................         --    --       5,716       --         --          5,716
Issuance of common stock
 under employee plans...     435,531     5      9,533       --         --          9,538
Net income..............         --    --         --     26,100        --         26,100
                          ----------  ----   --------  --------    -------      --------
Balance at June 30,
 2000...................  15,767,813   158    179,591   135,906        --        315,655
Contribution of
 capital................         --    --      10,722       --         --         10,722
Issuance of common stock
 under employee plans...     616,393     6     16,269       --         --         16,275
Issuance of common
 stock..................   1,422,222    14    103,799       --         --        103,813
Net income..............         --    --         --     31,667        --         31,667
Unrealized gain on
 warrants...............         --    --         --        --       8,355         8,355
Reclassification of gain
 on warrants to net
 income.................         --    --         --        --      (8,355)       (8,355)
                          ----------  ----   --------  --------    -------      --------
Balance at March 31,
 2001...................  17,806,428  $178   $310,381  $167,573    $   --       $478,132
                          ==========  ====   ========  ========    =======      ========



         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (unaudited)

1. Basis of Presentation

   The interim consolidated financial statements presented herein include the accounts of DuPont Photomasks, Inc. and our majority-owned and wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. All adjustments have been made to the accompanying interim consolidated financial statements which are, in the opinion of our management, necessary for a fair presentation of our operating results and include all adjustments of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2000. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. Certain reclassifications have been made in the prior period financial statements to conform with the current period presentation.

2. Property and Equipment

   Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining duration of the lease. Accumulated depreciation was $277,766 at June 30, 2000 and $315,597 at March 31, 2001.

3. New Accounting Pronouncements

   In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which summarizes the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. We will adopt this bulletin during the fiscal quarter ending June 30, 2001. We do not expect that adoption will have a material adverse impact on our consolidated financial position or results of operations.

4. Liabilities

   In the quarter ended December 31, 2000, we received cash prepayments from customers to reserve .18 micron and below production capacity in future periods; a portion of the payments is classified in current other accrued liabilities and the remainder is classified in non-current other liabilities.

5. Debt

   In July 2000, we issued $100,000 aggregate principal amount of convertible subordinated notes. The notes were sold at par less an underwriting discount of two percent and we received net proceeds of $97,600. The notes are due in July 2004, with no stated interest, are convertible at any time into shares of our common stock at a conversion price of $106.26 per share, are unconditionally guaranteed by E. I. du Pont de Nemours and

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

Company, or DuPont, and are not callable by us. In the event of a fundamental change in our company, each holder of notes will have the right to require us to redeem, in cash, any or all of such holder's notes at a price equal to 100 percent of the principal amount to be redeemed. A fundamental change generally is any transaction in which all or substantially all of our common stock is exchanged for, converted into, acquired for or constitutes the right to receive, consideration which is not all or substantially all common stock listed on a national securities exchange or approved for quotation on the NASDAQ National Market. If a fundamental change were to occur, we cannot assure you that we will have sufficient funds to pay the redemption price for all the notes tendered by the holders, although DuPont would be required to pay the redemption price under its guarantee. In that case, our failure to redeem tendered notes would constitute an event of default under the indenture for the notes, and may constitute a default under the terms of other indebtedness that we may enter into from time to time. Debt issue costs of $2,400 related to these notes are included in non-current other assets and are amortized to interest expense over the scheduled maturity period.

   At June 30, 2000, we had a credit agreement with DuPont, which was comprised of two separate facilities for $100,000 each. The first facility expires in September 2001 and any advances bear an interest rate at LIBOR plus 0.25 percent per annum. In July 2000, the outstanding balance was repaid and this credit facility was amended to increase the interest charged on outstanding amounts from LIBOR plus 0.25 percent per annum to LIBOR plus 1.875 percent per annum and to terminate our ability to convert outstanding amounts into term loans. The second facility initially had a term of three years and outstanding amounts bore interest at 0.25 percent per annum for the first two years and LIBOR plus 0.25 percent per annum for the third year. In July 2000, we repaid all outstanding amounts and terminated this second facility.

6. Equity

   In July 2000, we completed a public offering of 3.2 million shares of our common stock, of which 1.4 million shares represented original issuance by us and 1.8 million shares represented the sale of outstanding shares by DuPont. The stock was sold to the public at $77 per share, resulting in net offering proceeds to us of $103,813 for the original issuance.

7. Stock Purchase Rights

   On January 30, 2001, our board of directors declared a dividend of one preferred share purchase right for each outstanding share of common stock held of record as of the close of business on February 20, 2001. Under certain circumstances, a right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $400.00 per one one-thousandth of a share of Series A Junior Participating Preferred Stock, subject to adjustment.

   The rights become exercisable upon the earlier of: (i) ten days following a public announcement that a person or group other than DuPont acquires 15 percent or more of our outstanding shares of common stock (33 percent for DuPont on an as converted basis assuming full conversion of all securities convertible in shares of common stock), (ii) ten business days following the commencement of, or announcement of an intention to make, a tender offer or exchange offer which would result in the beneficial ownership by a person or group other than DuPont of 15 percent or more of our outstanding shares of common stock, or (iii) a change in control of DuPont and DuPont then beneficially owns or tenders for 15 percent or more of our outstanding shares of common stock.

   The rights expire on January 30, 2011 and may be redeemed by us for $0.01 per right at any time before the rights become exercisable.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

8. Derivative Instruments and Hedging Activities

   Effective July 1, 2000, we adopted Statement of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133, as amended, requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. For fair-value hedges in which we are hedging changes in an asset's, a liability's, or a firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedges in which we are hedging the variability of cash flows related to a variable-rate asset, variable-rate liability, or a forecasted transaction, the effective portion of the gain or loss on the derivative instrument will be reported in other comprehensive income. The gain or loss on the derivative instrument that is reported in other comprehensive income will be reclassified to earnings in the periods during which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

   Forward foreign exchange contracts are utilized to mitigate the risks associated with currency fluctuations on certain international revenue and balance sheet exposures, and are, therefore, held primarily for purposes other than trading. Unrealized gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts designated to offset certain non-U.S. dollar denominated assets and liabilities are recognized as other income or expense in the period in which the exchange rates change. They offset the foreign currency gains and losses on the underlying exposures being hedged. The aggregate carrying amount under our forward foreign exchange contracts outstanding was $8,593 with an unrealized gain recorded in the consolidated income statement of $93 as of and during the quarter ended March 31, 2001. These instruments may involve elements of credit and market risk in excess of the amounts recognized in the financial statements. We monitor our positions and the credit quality of counter-parties, consisting primarily of major financial institutions, and do not anticipate nonperformance by any counter-party.

   In addition, we hold warrants to purchase securities of a strategic partner. These warrants, previously considered available-for-sale securities, qualified for treatment as derivative instruments during the quarter ended March 31, 2001, which requires the warrants to be marked to market through earnings. The treatment of the warrants as derivative instruments resulted in a reduction of accumulated other comprehensive income of $8,355 in the accompanying statement of stockholders' equity. During the quarter ended March 31, 2001, we sold warrants resulting in a realized gain of $2,758 in the accompanying consolidated income statement. Additionally, unrealized holding gains of $6,816 for vested and unvested warrants were recorded in the accompanying consolidated income statement during the quarter ended March 31, 2001. The estimated fair value of the warrants is based on third-party broker quotes.

9. Earnings Per Share

   Basic earnings per share, or EPS, is computed by dividing net income by the weighted number of common shares outstanding during each period. Diluted EPS is computed by dividing net income after adjustments for the dilutive effect of the convertible notes by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. Common share equivalents include stock options and assumed conversion of the convertible notes. The number of common share equivalents outstanding relating to stock options is computed using the treasury stock method while the number of common share equivalents relating to the convertible notes is computed using the if converted method.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

   The reconciliation of the amounts used to calculate the basic EPS and diluted EPS are as follows:

                                     Three Months Ended     Nine Months Ended
                                          March 31,             March 31,
                                    --------------------- ---------------------
                                       2000       2001       2000       2001
                                    ---------- ---------- ---------- ----------
Net income for the period--basic..  $    7,112 $    9,095 $   18,001 $   31,667
Dilutive effect of convertible
 notes............................         --          92        --         275
                                    ---------- ---------- ---------- ----------
Net income for the period--
 diluted..........................  $    7,112 $    9,187 $   18,001 $   31,942
                                    ========== ========== ========== ==========
Weighted average shares
 outstanding--basic...............  15,636,474 17,597,060 15,493,481 17,255,888
Plus: Common share equivalents....     645,295  1,529,633    649,855  1,557,400
                                    ---------- ---------- ---------- ----------
Weighted average shares
 outstanding--dilutive............  16,281,769 19,126,693 16,143,336 18,813,288
                                    ========== ========== ========== ==========

   Stock options to acquire 52,627 shares for the quarter ended March 31, 2000 and 35,850 shares for the quarter ended March 31, 2001 were not included in common share equivalents because the effect of including these stock options would have been anti-dilutive.

10. Comprehensive Income

   We have adopted SFAS No. 130, "Reporting Comprehensive Income." Our comprehensive income is comprised of net income and unrealized gains and losses on certain investments in debt and equity securities. The components of comprehensive income, net of tax, are as follows:

                                                                Nine Months
                                         Three Months Ended        Ended
                                              March 31,          March 31,
                                         -------------------  ---------------
                                           2000      2001      2000    2001
                                         --------- ---------  ------- -------
Net income for the period............... $   7,112 $   9,095  $18,001 $31,667
Other comprehensive income:
Unrealized gain on warrants, net of tax
 of $5,341..............................       --        --       --    8,355
Reclassification of gain on warrants to
 net income.............................       --     (8,355)     --   (8,355)
                                         --------- ---------  ------- -------
Total comprehensive income.............. $   7,112 $     740  $18,001 $31,667
                                         ========= =========  ======= =======

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

11. Segment Information

   In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," segment information is as follows:

                               North
                              America   Europe     Asia   Eliminations  Total
                              -------- --------  -------- ------------ --------
Nine Months Ended March 31,
 2000
  Sales...................... $139,457 $ 42,560  $ 52,656   $    --    $234,673
  Transfers between
   geographic segments.......   17,182    2,135    11,181    (30,498)       --
                              -------- --------  --------   --------   --------
                              $156,639 $ 44,695  $ 63,837   $(30,498)  $234,673
                              ======== ========  ========   ========   ========
  Net income (loss).......... $  4,782 $   (583) $ 13,802   $    --    $ 18,001
                              ======== ========  ========   ========   ========
June 30, 2000
  Identifiable assets........ $278,066 $110,531  $255,629   $    --    $644,226
                              ======== ========  ========   ========   ========
Nine Months Ended March 31,
 2001
  Sales...................... $186,562 $ 62,301  $ 66,675   $    --    $315,538
  Transfers between
   geographic segments.......   17,770    9,914    19,425    (47,109)       --
                              -------- --------  --------   --------   --------
                              $204,332 $ 72,215  $ 86,100   $(47,109)  $315,538
                              ======== ========  ========   ========   ========
  Net income................. $  7,527 $  7,632  $ 16,508   $    --    $ 31,667
                              ======== ========  ========   ========   ========
March 31, 2001
  Identifiable assets........ $354,162 $121,132  $286,517   $    --    $761,811
                              ======== ========  ========   ========   ========

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

13. Special Charges

   During the quarter ended March 31, 2001, we adopted a plan to dispose of our partially completed facility in Gresham, Oregon along with related assets. The decision was reached based on our management's review of current capacity, future needs, market conditions and our revised strategy to focus on development and production of leading edge products for the North American region in our Round Rock, Texas, facilities. This decision resulted in a special charge of $11,883 to write down the assets to their estimated recoverable values, including $858 of estimated costs associated with disposition of the assets. The estimated proceeds to be received from sale of the assets are based on management's judgement and an independent appraisal. As of March 31, 2001, none of the impaired assets have been sold and they are presented in the accompanying consolidated balance sheet as assets held for sale.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

14. Subsequent Event

   Subsequent to March 31, 2001, we adopted a restructuring plan that provides for reduction to our cost structure in response to changing market conditions. The plan involves reducing our global workforce by less than 2 percent and decommissioning of three trailing edge production lines, including ceasing operations at our Hamilton, Scotland facility. As a result, we intend to record a special charge of $8,000 to $10,000 in the quarter ending June 30, 2001.

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto. References to years are to fiscal years ended June 30. Results for interim periods are not necessarily indicative of results for the full year.

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

   The demand for photomasks is driven primarily by semiconductor design activity. A number of recent trends have fueled growth in leading edge photomasks, including:

  . Proliferation of semiconductor applications;

  . Customization of semiconductor designs;

  . Increasing semiconductor device complexity;

  . Increase in finer line width designs; and

  . Shorter product lifecycles.

   These trends have increased the importance of photomask technology in the semiconductor manufacturing process. The increased demand at the leading edge coupled with the downturn in the semiconductor industry have decreased demand for trailing edge photomasks.

   Photomask manufacturing operations are capital intensive. Accordingly, at a given threshold of manufacturing capacity, a high proportion of our operating costs are fixed and remain relatively constant as sales volume increases or decreases. To the extent that we have unutilized production capacity, operating profit increases or decreases significantly as sales volume increases or decreases.

Results of Operations

   Sales. Sales are comprised primarily of photomask sales to semiconductor manufacturers. Sales increased 24.6 percent from $86.8 million in the quarter ended March 31, 2000 to $108.2 million in the quarter ended March 31, 2001. Sales increased 34.5 percent from $234.7 million in the nine months ended March 31, 2000 to $315.5 million in the nine months ended March 31, 2001. Sales in North America, Europe and Asia increased from $139.5 million, $42.6 million and $52.7 million, respectively, in the nine months ended March 31, 2000 to $186.6 million, $62.3 million and $66.7 million, respectively, in the nine months ended March 31, 2001. We continue to experience an increase in demand for advanced photomasks, those used to produce semiconductor devices with design rules of 0.18 micron and below, which for the quarter and nine months ended March 31, 2001, represented approximately 33 percent and 27 percent of our sales, respectively. This solid growth versus last year's quarter was negatively affected by declining unit demand at the trailing edge associated with current weakness in the semiconductor industry. This shift in demand reflects what we believe to be a continued trend toward higher growth of complex semiconductor devices with finer line widths. Increased average selling price was the primary contributor to the increase in sales during the quarter ended March 31, 2001. For the nine months ended March 31, 2001, in addition to the increased average selling price, we had a 13.5 percent increase in production volume.

   For both the short term and the long term, we expect to experience continued strength in the leading edge design activity to be evidenced by this portion of our sales becoming a larger part of our overall sales in each operating region. However, declining volume in trailing edge designs activity may mitigate or offset the strong growth in the leading edge activity. For the quarter ending June 30, 2001, on a sequential basis, we expect sales to be flat or to increase or decrease in the low single digit range.

   Cost of Goods Sold. Cost of goods sold consists of materials, labor, depreciation and overhead. Cost of goods sold increased 20.0 percent from $59.3 million to $71.2 million for the quarter ended March 31, 2000 and 2001, respectively, and increased 25.2 percent from $163.9 million to $205.1 million for the nine months ended March 31, 2000 and 2001, respectively. The increases resulted primarily from higher costs associated with increased sales. Gross profit margin increased from 31.6 percent for the quarter ended March 31, 2000 to 34.2 percent for the quarter ended March 31, 2001 and from 30.2 percent for the nine months ended March 31, 2000 to 35.0 percent for the nine months ended March 31, 2001. The increase in gross profit margin was due to changes in product mix and the impact of price increases which went into effect in the first quarter of fiscal 2001.

   We anticipate that, unless revenues increase in the short term, gross margin rates will be under pressure due to the effect of our fixed costs and increasing depreciation expense.

   Selling, General and Administrative Expense. Selling, general and administrative expense includes salaries of sales and administrative personnel, marketing expense, general and administrative expense and product distribution expense. Selling, general and administrative expense increased 10.6 percent from $10.5 million for the quarter ended March 31, 2000 to $11.6 million for the quarter ended March 31, 2001 and increased 31.3 percent from $28.1 million for the nine months ended March 31, 2000 to $36.9 million for the nine months ended March 31, 2001. Selling, general and administrative expense as a percentage of sales decreased from 12.0 percent for the nine months ended March 31, 2000 to 11.7 percent for the nine months ended March 31, 2001 as a result of increased economies of scale.

   Research and Development Expense. Research and development expense consists primarily of employee costs, cost of material consumed, depreciation, engineering related costs and our share of costs of the DPI Reticle Technology Center. Research and development expense increased 37.4 percent from $6.1 million for the quarter ended March 31, 2000 to $8.3 million for the quarter ended March 31, 2001 and increased 45.0 percent from $16.5 million for the nine months ended March 31, 2000 to $23.9 million for the nine months ended March 31, 2001. Research and development expense as a percentage of sales increased from 7.0 percent for the quarter ended March 31, 2000 to 7.7 percent for the quarter ended March 31, 2001 and increased from 7.0 percent for the nine months ended March 31, 2000 to 7.6 percent for the nine months ended March 31, 2001. The increases were due primarily to increased focus on research and development in all of our advanced production facilities and our joint venture participation with Advanced Micro Devices, Micron Technology and Motorola in the DPI Reticle Technology Center, whose primary focus is to develop advanced photomask technology and manufacture leading edge photomasks. We believe that, through our participation in the DPI Reticle Technology Center, we will be able to help meet the future technology needs of the semiconductor industry for advanced photomasks.

   Special Charges. During the quarter ended March 31, 2001, we adopted a plan to dispose of our partially completed facility in Gresham, Oregon along with related assets. The decision was reached based on our management's review of current capacity, future needs, market conditions and our revised strategy to focus on development and production of leading edge products for the North American region in our Round Rock, Texas, facilities. This decision resulted in a special charge of $11.9 million to write down the assets to their estimated recoverable values, including $0.9 million of estimated costs associated with disposition of the assets. As of March 31, 2001, none of the impaired assets have been sold and they are presented in the accompanying consolidated balance sheet as assets held for sale. As a result of these special charges, operating profit margin decreased from 12.6 percent for the quarter ended March 31, 2000 to 4.8 percent for the quarter ended March 31, 2001. Operating profit margin increased from 11.2 percent for the nine months ended March 31, 2000 to 11.9 percent for the nine months ended March 31, 2001.

   Subsequent to March 31, 2001, we adopted a restructuring plan that provides for reduction to our cost structure in response to changing market conditions. The plan involves reducing our global workforce by less than 2 percent and decommissioning of three trailing edge production lines, including ceasing operations at our Hamilton, Scotland facility. As a result, we intend to record a special charge of $8.0 million to $10.0 million in the quarter ending June 30, 2001.

   Gain on Warrants. During the quarter ended March 31, 2001, warrants to purchase securities of a strategic partner, previously considered available-for-sale securities, qualified for treatment as derivative instruments. The treatment of these warrants as derivative instruments resulted in a reduction of accumulated other comprehensive income of $8.4 million in the accompanying consolidated statement of stockholders' equity. During the quarter ended March 31, 2001, we sold warrants resulting in a realized gain of $2.8 million in the accompanying consolidated income statement. Additionally, unrealized holding gains of $6.8 million for vested and unvested warrants are recorded in the accompanying consolidated income statement during the quarter ended March 31, 2001.

   Other Income, net. Other income, net includes interest expense, interest income and exchange gains and losses. Other income, net was $0.3 million for the quarter ended March 31, 2000 and $0.4 million for the quarter ended March 31, 2001. Higher interest income for the quarter ended March 31, 2001, was partially offset by exchange losses. Other income, net was $0.3 million for the nine months ended March 31, 2000 and $1.7 million for the nine months ended March 31, 2001. The increase resulted from increased interest income from higher cash balances.

   Provision for Income Taxes. Our effective tax rate was 28 percent and 29 percent for the quarters ended March 31, 2000 and 2001, respectively. Our effective tax rate varied from the maximum statutory rate primarily because certain of our operations in Asia are subject to various tax holidays which expire in whole or in part during fiscal years 2003 through 2010. Certain tax holidays may be extended if specific conditions are met. Our effective tax rate increased to 29 percent during the quarter ended March 31, 2001, because of shifts in the mix of our anticipated annual earnings between high and low tax rate countries.

   Minority Interest in Income of Joint Ventures. The minority interest impact of our joint ventures was $1.3 million for the quarter ended March 31, 2000 and $2.4 million for the quarter ended March 31, 2001 and was $1.5 million for the nine months ended March 31, 2000 and $4.8 million for the nine months ended March 31, 2001. Minority interest income reflects our partners' share of the joint venture operations. Minority interest income primarily increased because of increased sales volumes and improved profitability of our joint ventures.

Liquidity and Capital Resources

   Our working capital was $30.2 million at June 30, 2000 and $134.8 million at March 31, 2001. The increase in working capital was principally due to our separate issuances of convertible notes and common stock (net of debt repayments), which were completed in July 2000 as discussed below and the receipt of prepayments to reserve leading edge production capacity. The offering and prepayment proceeds increased cash balances substantially. Cash and cash equivalents were $42.2 million at June 30, 2000 and $116.4 million at March 31, 2001. Cash provided by operating activities of $98.2 million for the nine months ended March 31, 2001 was due principally to net income for the period as well as cash prepayments from customers to reserve .18 micron and below production capacity. We do not anticipate the special charges incurred during the quarter ended March 31, 2001 to have a material impact on liquidity.

   Cash used in investing activities was $117.0 million and $90.8 million for the nine months ended March 31, 2000 and 2001, respectively. Cash used for capital expenditures was $107.0 million and $92.4 million for the nine months ended March 31, 2000 and 2001, respectively. Management expects capital expenditures for the remainder of fiscal year 2001 to be approximately $40.0 million. We project fiscal year 2002 capital expenditures to be approximately $110.0 million with a future capital expenditure rate of spending of approximately 20 to 30 percent of sales. Capital expenditures have been and will be used primarily to advance our technical capability. In addition, we may in the future pursue additional acquisitions of businesses, products and technologies, or enter into other joint venture arrangements that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid.

   Cash provided by financing activities was $27.2 million and $68.0 million for the nine months ended March 31, 2000 and 2001, respectively. In July 2000, we completed a public offering of common stock and a public offering of convertible notes with aggregate net proceeds of $201.4 million. A portion of the proceeds was used to repay all of our outstanding borrowings from DuPont, and we are using the remaining proceeds for general corporate purposes, including potential acquisitions, working capital and capital expenditures. The common stock offering was the sale of 1.4 million shares of our common stock. The stock was sold to the public at $77 per share with net proceeds to us of $103.8 million after deducting underwriting discounts and offering expenses of $12.8 million paid by us. (Concurrent with this offering, DuPont sold 1.8 million shares of our common stock). We also issued an aggregate principal amount of $100.0 million of convertible subordinated notes. The notes were sold at par less an underwriting discount of two percent, and we received net proceeds of $97.6 million. The notes are due in July 2004, with no stated interest, are convertible into shares of our common stock at a conversion price of $106.26 per share, are unconditionally guaranteed by DuPont, and are not callable by us. In the event of a fundamental change in our company, each holder of notes will have the right to require us to redeem, in cash, any or all of such holder's notes at a price equal to 100 percent of the principal amount to be redeemed. A fundamental change generally is any transaction in which all or substantially all of our common stock is exchanged for, converted into, acquired for or constitute the right to receive, consideration which is not all or substantially all common stock listed on a national securities exchange or approved for quotation on the NASDAQ National Market. If a fundamental change were to occur, we cannot assure you that we will have sufficient funds to pay the redemption price for all the notes tendered by the holders, although DuPont would be required to pay the redemption price under its guarantee. In that case, our failure to redeem tendered notes would constitute an event of default under the indenture for the notes, and may constitute a default under the terms of other indebtedness that we may enter into from time to time.

   At June 30, 2000, we had a credit agreement with DuPont which was comprised of two separate facilities for $100.0 million each. The first facility expires in September 2001 and any advances bear an interest rate at LIBOR plus 0.25 percent per annum. In July 2000, the outstanding balance was repaid and this credit facility was amended to increase the interest charged on outstanding amounts from LIBOR plus 0.25 percent per annum to LIBOR plus 1.875 percent per annum and to terminate our ability to convert outstanding amounts into term loans. The second facility initially had a term of three years and outstanding amounts bore interest at 0.25 percent per annum for the first two years and LIBOR plus 0.25 percent per annum for the third year. In July 2000, we repaid all outstanding amounts and terminated this second facility.

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

Other Matters

   In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which summarizes the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. We will adopt this bulletin during the fiscal quarter ending June 30, 2001. We do not expect that adoption will not have a material adverse impact on our consolidated financial position or results of operations.

Forward Looking Statements

   This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve a number of risks and uncertainties. Such forward-looking statements are generally accompanied by words such as "intend," "may," "plan," "expect," "believe," "should," "would," "could," "anticipate," or other words that convey uncertainty of future events or outcomes. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, the following:

  . The current downturn in the semiconductor industry could lead to a decrease in the demand for our photomask products. The semiconductor industry is highly cyclical and has been subject to significant economic downturns at various times;

  . Our financial results may vary significantly from quarter to quarter or we may fail to meet investor expectations, which would negatively impact the price of our stock;

  . We may be unable to fund significant capital expenditures to expand our operations and to enhance our manufacturing capability in order to keep pace with rapidly changing technologies;

  . Our operating results could be adversely affected by under-utilized production capacity;

  . Macroeconomics effects on the semiconductor industry;

  . We may be unable to enhance our existing products and to develop and manufacture new products and upgrades with improved capabilities to satisfy anticipated demand for more technologically advanced photomasks;

  . We may not remain competitive and increased competition could seriously harm our business;

  . E.I. duPont de Nemours & Company has influence on all stockholder votes;
    and

  . Other risks indicated in our other filings with the Securities and Exchange Commission, including but not limited to those factors which are fully discussed under the caption "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on September 19, 2000; our Quarterly Reports on Form 10-Q filed with the SEC on November 1, 2000 and January 29, 2001; and our registration statement on Form S-3, most recently amended on September 12, 2000.

   These risks and uncertainties are beyond our control and, in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements.

   The forward-looking statements are made as of the release date hereof, and we disclaim any intention or obligation to update or revise any forward-looking statements or to update the reasons why the actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates. As of March 31, 2001, we had $100.0 million in non-interest bearing convertible notes and approximately $3.2 million in interest bearing debt of which approximately $1.4 million was short-term debt. As a result, changes in the interest rate market would change the estimated fair value of our long-term debt. We believe that a 10 percent change in the interest rate would not have a material effect on our business, financial condition, results of operations or cash flows.

   Foreign Currency Exposure. Non-U.S. operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material effect on our results of operations. Any exchange rate fluctuations can affect our margins since we may have imbalances between some foreign currency denominated revenues and expenses, and we may be unable to hedge them completely. Our financial statements reflect remeasurement of items denominated in non-U.S. currencies to U.S. dollars, our functional currency. Exchange gains or losses are included in income in the period in which they occur. We monitor our exchange rate exposure and attempt to reduce such exposure by hedging. We have entered into forward contracts in currencies of the countries in which we conduct business in order to reduce such exposure. At March 31, 2001, we held forward contracts with a carrying amount of approximately $8.6 million and an unrealized gain recorded in the consolidated income statement of approximately $0.1 million. There can be no assurance that such forward contracts or any other hedging activity will be available or adequate to eliminate, or even mitigate, the impact of our exchange rate exposure. There can be no assurance that such risks will not have a material adverse impact on our liquidity and results of operations in the future.

                                    PART II

Item 1. Legal Proceedings

   We are not currently involved in any material legal proceedings.

Item 2. Changes in Securities

   On January 30, 2001, our board of directors declared a dividend of one preferred share purchase right for each outstanding share of common stock held of record as of the close of business on February 20, 2001. Under certain circumstances, a right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $400.00 per one one-thousandth of a share of Series A Junior Participating Preferred Stock, subject to adjustment.

   The rights become exercisable upon the earlier of: (i) ten days following a public announcement that a person or group other than DuPont acquires 15 percent or more of our outstanding shares of common stock (33 percent for DuPont on an as converted basis assuming full conversion of all securities convertible in shares of common stock), (ii) ten business days following the commencement of, or announcement of an intention to make, a tender offer or exchange offer which would result in the beneficial ownership by a person or group other than DuPont of 15 percent or more of our outstanding shares of common stock, or (iii) a change in control of DuPont and DuPont then beneficially owns or tenders for 15 percent or more of our outstanding shares of common stock.

   The rights expire on January 30, 2011 and may be redeemed by us for $0.01 per right at any time before the rights become exercisable.

Item 3. Defaults Upon Senior Securities

   Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

   None

Item 5. Other Information

   None

Item 6. Exhibits and Reports on Form 8-K

   (A) Exhibits

     (11) Statement re Earnings Per Share Computation

   (B) Reports on Form 8-K

   We filed a Form 8-K on March 20, 2001, announcing that a new executive officer had joined other executive officers in implementing a written stock selling plan in accordance with the recently adopted Rule 10b5-1 of the Exchange Act of 1934.

   We filed a Form 8-K on February 26, 2001, announcing the adoption of a shareholders rights plan.

                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Dupont Photomasks, Inc.
                                          (Registrant)

Date: May 9, 2001

                                                     /s/ Gerd Stoecker
                                          By: _________________________________
                                                       Gerd Stoecker
                                             Executive Vice President--Finance
                                                and Chief Financial Officer
                                               (Principal Financial Officer)