Form 10-K405
period 2001-06-30
DUPONT PHOTOMASKS INC
filed 2001-09-17
CIK 1012128

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE YEAR ENDED JUNE 30, 2001

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

           Securities registered pursuant to Section 12(b) of the Act
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common stock ($.01 par value)
                        Preferred share purchase rights

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Aggregate market value of voting stock held by nonaffiliates (excludes outstanding shares beneficially owned by directors and executive officers and shares held by E. I. du Pont de Nemours and Company) as of September 14, 2001, was approximately $451,374 million. As of such date, 17,850,240 shares of the common stock, $.01 par value, were outstanding.

                      Documents Incorporated by Reference
 (Specific pages incorporated are indicated under the applicable Item herein):

                                                                 Incorporated
                                                                 by Reference
                                                                 in Part No.
                                                                 ------------
   Our proxy statement filed in connection with our 2001 Annual
    Meeting of Stockholders.....................................     III

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

                               ----------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 Part I
    Item 1.  Business...................................................     3
    Item 2.  Properties.................................................    19
    Item 3.  Legal Proceedings..........................................    20
    Item 4.  Submission of Matters to a Vote of Security Holders........    20
 Part II
             Market for Our Common Equity and Related Stockholder
    Item 5.  Matters....................................................    21
    Item 6.  Selected Financial Data....................................    21
    Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................    23
             Quantitative and Qualitative Disclosures About Market
    Item 7A. Risk.......................................................    29
    Item 8.  Financial Statements and Supplementary Data................    29
    Item 9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure...................................    29
 Part III
    Item 10. Directors and Executive Officers...........................    30
    Item 11. Executive Compensation.....................................    31
             Security Ownership of Certain Beneficial Owners and
    Item 12. Management.................................................    31
    Item 13. Certain Relationships and Related Transactions.............    31
 Part IV
             Exhibits, Financial Statement Schedules and Reports on Form
    Item 14. 8-K........................................................    32
             Signatures.................................................    35

                       Note on Incorporation by Reference

   Throughout this report, various information and data are incorporated by reference to portions of our 2001 annual meeting and proxy statement. Any reference in this report to disclosures in our 2001 annual meeting and proxy statement shall constitute incorporation by reference of that specific material into this Form 10-K.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, the following:

  . Substantially all of our sales are derived from semiconductor manufacturers; downturns in the semiconductor industry could lead to a decrease in the demand for our products;

  . Our sales are characterized by short-term orders and shipment schedules without a significant backlog for products. As a result, substantially all of our sales in any quarter are dependent upon orders received during that quarter, which causes significant variability of our operating results and limits our ability to respond to a changing business environment;

  . We may be unable to obtain the additional capital required to fund our planned expansion or changes of operations and manufacturing capacity;

  . Our business requires that we incur significant fixed costs;
    consequently, our operating results may be adversely affected if our production capacity is not fully utilized;

  . Rapid technological change and new product introductions and enhancements characterize the photomask and semiconductor industries; we may be unable to anticipate, respond to or utilize rapidly changing technologies;

  . Our market is highly competitive and subject to pricing pressures;

  . We may experience manufacturing difficulties, or be subject to increased costs or production capacity constraints in the future; and

  . Other risks indicated below under the caption "Risk Factors".

   These risks and uncertainties are beyond our control and, in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. When used in this report, the words "believes," "plans," "expects," "anticipates," "intends," "continue," "may," "will," "could," "should," "future," "potential," "estimate," or the negative of such terms and similar expressions as they relate to us or our management, are intended to identify forward-looking statements.

                                     PART I

Item 1. Business

The Company

   We are one of the largest photomask manufacturers in the world. Photomasks are high-purity quartz or glass plates containing precision images of integrated circuits and are used as masters by semiconductor manufacturers to optically transfer these images onto semiconductor wafers. Photomasks are a necessary component in the production of semiconductors, and advanced photomask technologies are critical to enabling the manufacture of increasingly complex semiconductor devices. We manufacture a broad range of photomasks based on customer-supplied design data, including photomasks that meet the tightest design specifications required by semiconductor manufacturers today. We sell our products to over 300 customers in over 20 different countries. We believe that we are a principal merchant photomask supplier for many of our customers, including Advanced Micro Devices, Agere Systems, Atmel, Agilent Technologies, Hewlett-Packard, Hynix Semiconductor, IBM, LSI Logic, Micron Technology, National Semiconductor, Philips, Samsung, STMicroelectronics, Texas Instruments and UMC Group. We operate globally from 12 manufacturing facilities in North America, Europe and Asia, including two joint venture facilities. We also operate the DPI Reticle Technology Center, LLC, or RTC, a joint venture facility dedicated to advanced photomask technology development and fabrication of leading-edge photomasks. Information regarding our operating segments is presented in our financial statements. We were incorporated in Texas on June 25, 1985, and were reincorporated in Delaware on November 9, 1995. Our principal executive offices are located at 131 Old Settlers Boulevard, Round Rock, Texas 78664, and our telephone number at this location is (512) 310-6500.

Industry Background

   The demand for photomasks is driven largely by increases in the number of semiconductor designs and the complexity of integrated circuits. Integrated circuit designs consist of a series of separate patterns, each of which must be imaged onto a different photomask. The resulting series of photomasks is then used to successively layer the circuit patterns onto the semiconductor wafer. As a result, photomasks are a necessary component in the typical production of semiconductors, and advanced photomask technologies are critical to enabling the manufacture of increasingly complex semiconductor devices. In addition, advanced photomask technologies such as phase shift masks and optical proximity correction masks can extend the optical resolution of existing photolithography equipment, thereby delaying the otherwise significant investment required for new semiconductor manufacturing equipment. Growth in the photomask market has not always correlated with increases in semiconductor sales. According to an industry source, the total worldwide market for photomasks has grown from approximately $1.4 billion in 1995 to approximately $2.5 billion in 2000. We estimate that the photomask markets in North America, Europe and non-Japan Asia collectively represented approximately 65 percent of the worldwide market in 2000.

   Historically, photomasks were generally designed and manufactured internally by semiconductor manufacturers in captive production facilities. Since the mid-1980s, however, the market for merchant photomask manufacturers like us has grown substantially. We estimate that during 2000, merchant photomask sales in North America, Europe and non-Japan Asia were approximately $1.0 billion. As a result of a number of factors, including the increasing complexity and pace of technological change in the photomask industry, the emergence of reliable merchant photomask manufacturers and a trend by semiconductor manufacturers to focus capital resources on their core business, a number of semiconductor manufacturers have divested their captive photomask operations and chosen to rely on merchant photomask manufacturers for their photomask needs. Some other semiconductor manufacturers who have retained captive photomask operations have turned to merchant manufacturers to produce more technologically advanced photomasks rather than invest in new capital equipment. Finally, the increasing capital requirements and competitive pressures in the photomask market have contributed to a consolidation among merchant photomask manufacturers.

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

   We believe that, over the long-term, demand for photomasks in the semiconductor manufacturing process will increase due to the following trends:

  . Proliferation of Semiconductor Applications. Semiconductor devices of all types are continuing to proliferate into products, including cellular telephones, pagers, automobiles, medical products, household appliances, Internet and communications infrastructure, personal digital assistants, digital cameras, MP3 music players and other consumer electronic products. We believe that the proliferation of semiconductor applications will lead to an increase in semiconductor design activity and resulting demand for photomasks.

  . Customization of Semiconductor Designs. Growing demand for customized semiconductors generates increased demand for photomasks as each new type of semiconductor device requires additional new and often more advanced photomasks. Examples of this customization include application specific integrated circuits, or ASIC, application-specific standard products, or ASSP, system-on-a-chip and a growing variety of memory products. ASICs and ASSPs remain the preferred IC solutions for the production of a wide variety of electronic systems.

  . Increasing Semiconductor Device Complexity. Efforts to improve the performance and functionality of semiconductor devices have resulted in more complex devices. Complex devices require additional layers of patterns, and additional photomasks on which the patterns are imaged, to be manufactured. For example, the number of photomasks typically required for the manufacture of complex logic devices in 1991 was 14 as compared to 25 or more photomasks required for today's complex logic devices.

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

Strategy

   Our objective is to be the world's premier global provider of micro-imaging solutions, by providing the finest service and most advanced technology to our customers through the following strategies:

  . Advance Our Technological Leadership. We intend to continue to invest in research and development and advanced equipment to enhance our technological position. We believe this strategy is essential to continuing to develop and deliver leading-edge photomasks, which are required to meet the demands of the leading global semiconductor manufacturers. We also believe that by providing leading-edge photomasks, such as advanced binary masks, phase shift masks and optical proximity correction masks, we can position ourselves as the preferred provider of photomasks to our customers. For example, we are partners with Advanced Micro Devices, Micron Technology and Motorola in the RTC, a unique facility dedicated to developing advanced photomask technology and fabrication processes for leading-edge photomasks. Generally, we can use the technological advancements developed by the RTC to improve the capability and efficiency of our manufacturing processes.

  . Expand Our Strategic Relationships with Customers. A key component of our ongoing strategy is to continue to develop and expand our strategic relationships with the world's leading semiconductor manufacturers, including AMD, Agere Systems, Agilent Technologies, Hewlett-Packard, Hynix Semiconductor, Infineon, IBM, Micron Technology, Motorola, Texas Instruments, UMC Group and Xilinx. We believe these relationships will help to solidify our position as, or provide us the opportunity to become, the primary supplier of advanced photomasks and key enabling technologies to our customers. In addition, we believe that our participation in the RTC allows us to leverage the combined strength and insights of the participating companies to accelerate the development of advanced photomasks, and enable us to provide the benefits of those developments to our customers.

  . Capitalize on Our Established Global Manufacturing and Customer Service
    Support Network. Since 1991, we have operated globally with integrated manufacturing facilities in North America, Europe and Asia. Our facilities are strategically located close to our customers, many of whom have multiple facilities located throughout the world and prefer global suppliers to serve their photomasks needs. In addition, we believe our recently completed Singapore facility will further strengthen our already strong competitive position in Asia. Furthermore, a global data transmission network integrates the manufacturing and delivery capabilities of these facilities, enabling efficient resource allocation and information sharing. We believe that our ability to consistently deliver high quality products and superior customer service, on a timely basis, to each customer's various facilities around the world provides us with a competitive advantage.

  . Leverage Strategic Relationships with Key Suppliers. We benefit from beta-testing advanced production equipment and materials in the RTC. We also believe that our strategic relationships with leading equipment suppliers, such as Etec Systems (an Applied Materials company), Micronic, JEOL and KLA-Tencor, help ensure our ability to provide our customers with early access to the most advanced photomasks. As a result of all of the foregoing measures, we believe we can rapidly deliver to our customers the latest advances in photomask technologies. In addition, we have a strategic alliance with Hoya Corporation to develop and produce advanced photoblanks supporting the manufacture of semiconductor devices with design rules of 0.18 micron and smaller.

  . Leverage Our Technology and Knowledge Concerning Blanks and Pellicles. We are the only merchant photomask manufacturer in the world that also manufactures photoblanks and pellicles, which are the principal components of photomasks. As a result, we believe we have a competitive advantage because of our ability to manage the supply, quality and costs of these component materials. We will continue to evaluate our capabilities and resources accordingly, including acquisitions, divestiture or joint venture partnerships with other companies, in markets that we believe can benefit our customers, develop into more profitable growth initiatives and develop and produce the advanced blanks and pellicles necessary for the next generation of photomasks. For example, we are currently developing novel component material enhancements, including photoblanks for phase shift masks and improved deep ultraviolet pellicles, for 193 nanometer and 157 nanometer lithography, as part of an integrated effort to develop more advanced photomasks.

  . Pursue New Business Opportunities. We believe that the dynamics of the semiconductor and microelectronics industries, and the growing importance of precision imaging in emerging technologies, are providing us with new business opportunities. These opportunities include marketing our photomask products and services into emerging markets such as electrostatic discharge detection, biochips, optical components and microelectromechanical systems, or MEMS. We will continue to evaluate our core competencies and apply resources accordingly, including acquisitions, divestiture or joint venture partnerships with other companies, in markets that we believe can benefit our customers and develop into profitable growth initiatives.

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

   We manufacture photomasks, also called masks or pellicles, in accordance with semiconductor design and specification data provided on a confidential basis by our customers. The final design of each integrated circuit results in a set of precise individual circuit patterns to be imaged onto a series of typically 15 to 25 separate photomasks. The complete set of patterned photomasks is required to manufacture the customer's integrated circuit design. Upon receipt of a customer's circuit design, we convert the design to pattern data, which controls an electron beam or laser beam that exposes the circuit pattern onto a thin layer of photosensitive polymer, called a photoresist, covering the opaque chrome layer (or other material such as molysilicide) of the photoblank. Chemical developers dissolve the exposed areas and the thin chrome layer of the photoblank is etched to replicate the customer design pattern on the photomask. Subsequently, the photomask is inspected for defects, its critical dimensions are confirmed and any defects are repaired. Pellicles are then mounted onto the masks and the masks are delivered to the customer.

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

  . Optical proximity correction masks. Optical proximity correction masks contain submicron features that help minimize optical distortions on the semiconductor wafer and, therefore, permit improved image fidelity. These masks also typically require extremely tight specifications.

   The demand for these products has grown during the past three years as customers search for more cost-effective, less capital-intensive methods for improving current semiconductor fabrication yields and shrinking feature sizes. All three of these product categories provide opportunities for semiconductor manufacturers to produce more advanced products with existing lithography equipment. Therefore, we expect these advanced photomasks to enable semiconductor manufacturers to delay significant capital investment in new generation steppers.

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

   The production of photoblanks requires ultra-pure chrome deposition on highly polished and extremely flat quartz or glass substrates. The quality and properties of photoblanks strongly affect the yield and quality of photomasks. We purchase virgin quartz substrates from a limited number of suppliers. In addition, we recycle quartz substrates that have been repolished to reduce cost and dependence on external suppliers. We manufacture approximately 50 to 60 percent of our requirement for photoblanks and purchase a significant majority of the remainder from Hoya Corporation. We have a strategic alliance with Hoya Corporation to develop and produce advanced photoblanks supporting the manufacture of semiconductor devices with 0.18 micron design rules and smaller. We believe alliances with materials companies like Hoya, coupled with our internally developed knowledge of photoblank technology, enhance our ability to develop and deliver advanced photomasks.

   Pellicles are produced from nitrocellulose or other polymer solutions that we prepare or purchase. The ultra-thin film is typically precision-coated with an anti-reflective layer to improve optical performance characteristics. We are jointly developing with DuPont and International Sematech proprietary pellicle films that are specifically designed to withstand the powerful radiation found in the emerging generation of advanced steppers. We hold several patents covering various aspects of pellicle technology and from time to time may have various patents pending. Historically, we purchased approximately 30 percent of the pellicles we use to manufacture photomasks.

Global Manufacturing and Operations

   Since 1991, we have operated globally with established manufacturing facilities in North America, Europe and Asia. In fiscal 2001, approximately 58 percent of our total sales were produced in North America, approximately 20 percent in Europe and approximately 22 percent in Asia. In North America, we operate photomask manufacturing facilities in Round Rock, Texas; Santa Clara, California; and Kokomo, Indiana. In Europe, our manufacturing facilities are located in Corbeil-Essonnes, France; Rousset, France; and Hamburg, Germany. In Asia, we operate manufacturing facilities in Ichon, Korea and Singapore, and we operate joint venture manufacturing facilities in Shanghai, China and Hsinchu, Taiwan. We serve semiconductor manufacturers in Japan through our support office in Tokyo, Japan and our manufacturing facilities in Ichon, Korea and Shanghai, China.

   We believe that our global presence is important for meeting the supply needs of multi-national customers on a timely basis. Close proximity to customers is important because of rapid delivery requirements and the need for frequent personal interactions. Moreover, each of our manufacturing facilities is connected by a global data transmission network, which allows these facilities to transfer confidential customer design data and manufacturing instructions rapidly and coordinate manufacturing responsibility with our other facilities. By being able to transfer information throughout the world with this network, we can better optimize resource allocation, thereby lowering production costs while providing effective customer service on a local level.

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

Backlog

   Our backlog was $5.6 million, $7.3 million and $7.4 million as of June 30, 1999, 2000 and 2001, respectively. We do not believe that backlog is a meaningful indicator of sales that can be expected for any period, and there can be no assurance that the backlog at any point in time will translate into sales in any subsequent period.

Customers

   We are a principal photomask supplier to many of the leading global semiconductor manufacturers. While the vast majority of our sales are to customers in the semiconductor industry, we supply photomasks for producing disk drive heads, MEMS, displays, and biochips. Our largest semiconductor customers include the following:

   Advanced Micro Devices   Hexfet                      National Semiconductor
   Agere Systems            Hynix Semiconductor         Philips
   Agilent Technologies     IBM                         Samsung
   AMI                      LSI Logic                   Seagate
   Atmel                    Maxim Integrated Products   STMicroelectronics
   Fujitsu                  Micron Technology           Texas Instruments
   Hewlett-Packard          Motorola                    UMC Group

   Agere Systems and STMicroelectronics, in the aggregate, accounted for approximately 22 percent of our sales in fiscal 1999, each individually accounting for over 10 percent of our sales. In fiscal 2000, Texas Instruments accounted for approximately 12 percent of our sales. In fiscal 2001, Texas Instruments and IBM accounted for approximately 14 percent and 10 percent of our sales, respectively. Our ten largest customers, in the aggregate, accounted for more than 60 percent of our sales in each of fiscal 1999, fiscal 2000 and fiscal 2001.

   We have entered into multi-year, supply agreements with some of our customers, including Agilent Technologies, Agere Systems, Hewlett-Packard, Hynix Semiconductor, IBM, Infineon, Xilinx and UMC Group. Most of these agreements generally provide us for a given period of time with a minimum volume or percentage of purchases, subject to various conditions such as quality of our service and timeliness of delivery.

   In addition, we have received advance payments for future delivery of photomasks to be used in the production of leading-edge semiconductor devices from several customers. We also have entered into joint technology development agreements with Infineon and Xilinx and signed a memorandum of understanding with Micron Technology, aimed at accelerating the development time of leading-edge photomasks.

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

Competition

   The photomask industry is highly competitive, and most of our customers utilize more than one photomask supplier. Because of our global presence, we compete with various merchant manufacturers in each local geographic region in which we operate:

  . In North America, we compete primarily with Photronics and, to a lesser extent, with other smaller merchant photomask suppliers.

  . In Europe, we compete principally with Compugraphics, Photronics and Dai
    Nippon Printing.

  . In Asia, we compete primarily with Dai Nippon Printing, Hoya Corporation,
    Photronics, P.K. Limited, Taiwan Mask Corporation, Precision
    Semiconductor Mask Corporation, Toppan Printing Company and, to a lesser extent, with other smaller merchant photomask suppliers.

  . Dai Nippon Printing, Hoya Corporation and Toppan Printing Company are the predominant suppliers to the Japanese market.

   We expect that some of our competitors will expand operations to meet the needs of customers and take advantage of new growth opportunities. In addition, recent widespread consolidation in the photomask industry, particularly in Japan, has enhanced the remaining companies' strength as competitors. Also, captive photomask operations sometimes are sold into the merchant market.

   We believe that with the increasing importance of leading-edge photomask technology in the semiconductor manufacturing process, the ability to manufacture these advanced photomasks will be an important competitive factor. On-time delivery of defect-free photomasks at competitive prices historically has also been an important competitive factor in our industry. We also believe that our ability to develop the most advanced photomasks provides a more cost-effective alternative to the development of captive manufacturing operations, which require significant capital investments and operating costs to develop the requisite manufacturing expertise.

Research and Development Initiatives

   The photomask industry has been, and is expected to continue to be, characterized by rapid technological change. We have historically made significant investments in research and development to improve our technological position. To maintain our technological position, we expect to be required to anticipate, respond to and utilize changing technologies.

   We, along with Advanced Micro Devices, Micron Technology and Motorola, operate the RTC, a joint venture begun in 1997 for developing advanced photomask technology and the fabrication of leading-edge photomasks. The RTC is located in a fully equipped, freestanding facility adjacent to our photomask manufacturing facility in Round Rock, Texas. We believe that the collaborative effort underway at the RTC leverages the combined strength and insights of global leaders in memory, microprocessors and advanced logic design and fabrication to accelerate the development of advanced photomasks. The joint venture is scheduled to terminate in December 2002 but can be renewed at the discretion of the members.

   We recently signed a memorandum of understanding with Micron Technology indicating our intent to enter into a joint venture development and commercial production facility in Boise, Idaho focused on photomask technology supporting 130 nanometer and below design rules. We expect to complete the definitive agreements shortly and begin operating the joint venture near the end of calendar year 2002.

   We, independently and through our participation in the RTC and other joint technology development agreements with customers and suppliers, intend to continue to invest in research and development to ensure our technological capabilities. We focus our research and development in three areas:

  . The development of leading-edge photomask products such as phase shift masks, masks with optical proximity correction and advanced binary mask;

  . The enhancement of existing products by improving manufacturing techniques and technologies; and

  . The development of advanced materials needed for the manufacture of leading-edge photomasks.

   We are enhancing our existing products through worldwide-integrated engineering, capital investment for improved capability and beta testing of leading-edge equipment. Product enhancements in the past led to the development of technology currently used to produce photomasks compatible with 0.18 micron semiconductor lithography. This technology is providing the platform for the development of manufacturing technologies consistent with 0.15 micron, 0.13 micron and 0.10 micron semiconductor lithography at high yields and rapid cycle times. We have been a leader in the development of leading-edge photomasks products, such as phase shift, optical proximity and advanced binary masks. Our research and development of photomask component materials is also responding to the technology demands of semiconductor manufacturers through the development of improved materials needed to produce advanced photomasks. Recent examples of such materials development include low stress chrome blanks, pellicles with contamination-control features, pellicles that can withstand deep ultraviolet radiation and attenuated embedded chrome blanks for phase shift masks.

   We have established a development products group that consists of trained and experienced personnel. The capabilities of this group have been augmented by its access to DuPont's corporate science and engineering resources. Elements of DuPont's material science expertise and its analytical capabilities are relevant to photomask research and development. We will continue to have access to DuPont's corporate science and engineering until December 31, 2001 pursuant to a research, development and consulting agreement with DuPont, which will provide us with a supplement to our core research and development program. We also are a party to a research agreement with DuPont, subject to the terms and conditions of the research, development and consulting agreement described above. Under the current research agreement, DuPont has agreed to undertake a research project involving research and materials development in the area of advanced photomask technology. DuPont also granted us a royalty-bearing, exclusive license to the technology developed under the research agreement for 157 nanometer pellicles. Under the research agreement, we will provide DuPont with a right of first refusal to supply us with materials produced using the technology, and we will pay DuPont a royalty on the sale of 157 nanometer pellicles manufactured using those materials. The current research agreement terminates on December 31, 2001.

   We have entered into a short-term funded development agreement with International SEMATECH, Inc., whereby International SEMATECH agreed to partially fund the development of 157 nanometer pellicle technology, and we agreed to develop a commercialization plan for 157 nanometer pellicles if we determine that such development is commercially viable.

Intellectual Property

   We believe that the success of our business depends more on our proprietary technology, information, processes and know-how than on patents or trademarks. Much of our proprietary information and technology relating to our manufacturing processes is not patented and may not be patentable. However, aspects of our photomasks, photoblanks and pellicles technologies are protected by a number of patents and patent applications. They include product patents for some types of attenuated, embedded phase shift blanks and deep ultra violet pellicles. While we consider our patents to be valuable assets, we do not believe that our competitive position is dependent on patent protection or that our operations are dependent on any individual patent. Instead, we believe that the success of our business depends primarily on our ability to maintain a lead over our competitors in developing our proprietary technology, information, processes and know-how. Nevertheless, we attempt to protect our intellectual property rights with respect to our products and manufacturing processes through patents and trade secrets when appropriate as part of our ongoing research, development and manufacturing activities. We also rely on non-disclosure agreements with employees and vendors to protect our proprietary processes.

Employees

   As of June 30, 2001, we employed approximately 1,950 people worldwide. There are no employees who are represented by a union. Our German subsidiary, however, is subject to German law, which binds it, as a member of a selected industry group, to agreements reached by industry management and employee representatives. We believe we have a good relationship with our employees.

Environmental Matters

   Our operations and our ownership of real property are subject to various environmental laws and regulations that govern, among other things, the discharge of pollutants into the air and water and the handling, use, storage, disposal and clean-up of solid and hazardous wastes. Compliance with such laws and regulations requires that we incur capital expenditures and operating costs in connection with our ongoing operations. In addition, such laws and regulations may impose liabilities on owners and operators of businesses and real property without regard to fault and such liabilities may be joint and several with other parties. More stringent environmental laws and regulations may be enacted in the future, which may require us to expend additional amounts on environmental compliance or may require modifications in our operations. Although we are unable to predict the extent of our future liability with respect to any environmental matters, we believe, based upon current information, that environmental liabilities will not be material to our financial position or results of operations. DuPont has agreed to indemnify us for any environmental contamination present on our manufacturing sites at June 13, 1996, the date of our initial public offering, or present at any such site due to the generation, use, treatment, storage, release, emission, discharge or disposal of hazardous waste or hazardous materials before such date. The Environmental Protection Agency is reviewing a groundwater contamination issue at our Danbury, Connecticut site under voluntary corrective action. Any such contamination is believed to be offsite or historical, and, if that is the case any environmental liabilities would be covered by the indemnification agreement with DuPont.

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

We May Not Obtain Sufficient Capital to Fund Our Needs

   We will need to continue to make significant capital expenditures to expand our operations and to enhance our manufacturing capability in order to keep pace with rapidly changing technologies. Based on our current operating plans, we will require external financing from time to time to fund our capital expenditures. We cannot assure you that we will be able to obtain the additional capital required on reasonable terms, or at all, or that any such expansion or lack of capital will not have a material adverse effect on our business and results of operations, particularly during the start-up phase of new or changed operations.

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

We May Be Unable to Effectively Manage Our Manufacturing Operations

   We regularly move existing production lines within a given plant or among different plants. If we do not adequately manage these changes and improvements, the productivity of our plants will suffer, which could cause us to lose sales or customers.

Rapid Technological Change Could Render Our Products Obsolete Or Our Manufacturing Processes Ineffective

   Rapid technological change and new product introductions and enhancements characterize the photomask and semiconductor industries. In particular, as semiconductor pattern sizes continue to decrease, the demand for more technologically advanced photomasks is likely to increase. We believe we must continue to enhance our existing products and to develop and manufacture new products and upgrades with improved capabilities to satisfy this anticipated demand. Our inability to anticipate, respond to or utilize changing technologies could have a material adverse effect on our business and results of operations. Likewise our inability to keep up with technical and manufacturing requirements for current types of photomasks which continue to require decreasing feature size could have a material adverse effect on our business and results of operations.

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

Our Market Is Highly Competitive and Subject to Pricing Pressures

   The photomask industry is highly competitive, and most of our customers use more than one photomask supplier. Our significant competitors include other merchant manufacturers of photomasks, including:

  . Dai Nippon Printing;

  . Hoya Corporation;

  . Photronics, which acquired Align-Rite and has a majority interest in PSMC and PKL; and

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

  . Technical capabilities;

  . Location and capacity of manufacturing facilities; and

  . Technical service.

Our International Operations Present Special Risks

   Approximately 40 percent of our sales in fiscal 1999, 2000 and 2001 were derived from sales in non-U.S. markets. We expect sales from non-U.S. markets to continue to represent a significant portion of our total sales. Our non-U.S. operations are subject to certain risks inherent in conducting business abroad, including:

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

Our Operating Results Are Influenced by the Performance of Asian Economies

   In recent years, Asian economies have been highly volatile and recessionary, resulting in significant fluctuations in local currencies and other instabilities. These instabilities may continue or worsen, which could have a material adverse impact on our financial position and results of operations, as approximately 21 percent, 23 percent and 22 percent of our sales in fiscal 1999, 2000 and 2001, respectively, were derived from this region. Our exposure to the business risks presented by Asian economies will increase to the extent that we continue to expand our operations in that region.

We Face Risks Associated with Manufacturing Difficulties and Costs

   Our complex manufacturing processes require the use of expensive and technologically sophisticated equipment and materials and are continuously modified in an effort to improve manufacturing yields and product quality. Minute impurities or other difficulties and capability issues in the manufacturing process can lower manufacturing yields and make products unmarketable. Moreover, manufacturing leading-edge photomasks is relatively more complex and time-consuming than manufacturing high-volume, less advanced photomasks, and may lead to general delays in the manufacturing of all levels of photomasks. We have, on occasion, experienced manufacturing difficulties and capacity limitations that have delayed our ability to deliver products within the time frames contracted for by our customers. We have also experienced an increase in production costs due to production complexities that has led to an increase in the price of masks that may result in reduced demand. We cannot assure you that we will not experience these or other manufacturing difficulties, or be subject to increased costs or production capacity constraints in the future, any of which could result in a loss of customers or could otherwise have a material adverse effect on our business and results of operations.

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

We Depend on a Few Significant Customers

   Our ten largest customers, in the aggregate, accounted for more than 60 percent of our sales in fiscal 1999, 2000 and 2001. Two of our customers each represented more than ten percent of sales in 1999 and, in the aggregate, these two customers represented approximately 22 percent of sales in the year. One of our customers represented approximately 12 percent of sales in 2000. Two of our customers each represented more than ten percent of sales in 2001 and, in the aggregate, these two customers represented approximately 24 percent of sales in the year. Our largest customer represented approximately 14 percent of sales in fiscal 2001. All of these customers are in the semiconductor industry. The loss of, or a significant reduction of orders from, any of these customers could have a material adverse effect on our results of operations. While we believe we have strategic relationships with a number of our customers, our customers place orders on an as-needed basis and generally can change their suppliers without penalty. In addition, recently there has been a trend toward outsourcing semiconductor manufacturing to foundries. To the extent we do not have a strategic relationship with these foundries, this trend could have a material adverse effect on our business and results of operations.

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

We Depend on a Limited Number of Management and Technical Personnel

   Our continued success depends, in part, upon key managerial, engineering and technical personnel as well as our ability to continue to attract and retain additional personnel. In the past, some key personnel have left us to pursue other opportunities. The loss of any key personnel could have a material adverse effect on our business or results of operations. There can be no assurance that we can retain our key managerial, engineering and technical employees. Our growth may be dependent on our ability to attract new highly skilled and qualified personnel. There can be no assurance that our recruiting efforts to attract and retain these personnel will be successful.

E. I. du Pont de Nemours and Company Has Influence on All Stockholder Votes

   DuPont owned approximately 20.3 percent of our outstanding common stock as of September 1, 2001. As a result, DuPont will continue to have influence on most matters submitted to our stockholders, including proposals regarding:

  . Any merger, consolidation or sale of all or substantially all of our assets;

  .  Electing the members of our board of directors; and

  .  Preventing or causing a change in control of our company.

   This concentration of ownership may discourage a potential acquiror from making an offer to buy our company that other stockholders might find favorable which, in turn, could adversely affect the market price of our common stock.

We May Not Successfully Integrate or Realize the Intended Benefits of Recent or Future Acquisitions and Joint Ventures

   We may in the future pursue acquisitions of businesses, divestitures of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. The negotiation of potential acquisitions or joint ventures as well as the integration of an acquired business, product or technology could require us to incur significant costs and cause diversion of management's time and resources. Future acquisitions by us could result in the following consequences:

  .  Dilutive issuances of equity securities;

  .  Incurrence of debt and contingent liabilities;

  .  Amortization of other intangibles;

  .  Research and development write-offs; and

  .  Other acquisition-related expenses.

   For example, we entered into a joint venture with UMC Group to manufacture photomasks, acquired IBM's European photomask manufacturing operations and extended through 2002 the RTC, our photomask development joint venture with Advanced Micro Devices, Micron Technology and Motorola. We also announced our intent to form a joint venture with Micron Technology, a world-leading producer of dynamic random access memory, or DRAM, devices, to build and operate an advanced photomask production plant in Boise, Idaho, near Micron's main research facility. Engineers from both companies will work in the facility, and focus on advanced mask technologies supporting sub-0.13 micron design rules. The success of these transactions will depend on our ability to:

  .  Integrate acquired production equipment with our operations;

  .  Attract, train and retain additional personnel;

  .  Utilize any resulting additional production capacity; and

  .  Cooperate with our joint venture partners.

   Our operating results can vary significantly based upon the impact of changes in global economic conditions on our customers. More specifically, the macro-economic environment entering fiscal year 2002 is more uncertain than in recent periods and has the potential to continue to materially and adversely affect us. The revenue growth and profitability of our business depends on increasing complexity and continued innovation of semiconductors. Because our sales are primarily to major corporate customers whose businesses fluctuate with general economic and business conditions, a softening of demand for semiconductors caused by a weakening economy may result in decreased revenues and lower growth rates. Customers may defer or reconsider purchasing products if they experience a downturn in their business or if there is a continued downturn in the general economy.

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

Our Stock Price May Be Affected when Additional Shares Are Sold

   If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. Such sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and place that we deem appropriate. As of September 1, 2001, DuPont beneficially owned approximately 3.6 million shares of our common stock. DuPont has advised us that it expects to continue to reduce its ownership interest in our company over time, subject to prevailing market conditions. We have granted DuPont certain rights with respect to the registration of shares of our common stock held by DuPont, including the right to require that we register under the Securities Act of 1933 the sale of all or part of the shares it holds, and to include such shares in a registered offering of securities by us.

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

                                                      Type of
   Location                                           Interest         Use
   --------                                        --------------      ---
   North America
     Round Rock, Texas............................     Owned        Photomasks
     Kokomo, Indiana..............................     Owned        Photomasks
     Santa Clara, California......................     Leased       Photomasks
     Gresham, Oregon (held for sale)..............     Owned        Photomasks
     Poughkeepsie, New York.......................     Owned       Photoblanks
     Danbury, Connecticut.........................     Owned        Pellicles
     Round Rock, Texas............................     Owned         Research
     Round Rock, Texas............................     Owned      Administration
   Europe
     Corbeil-Essonnes, France.....................     Leased       Photomasks
     Rousset, France..............................     Leased       Photomasks
     Hamburg, Germany.............................     Leased       Photomasks
   Asia
     Ichon, Korea.................................     Owned        Photomasks
     Shanghai, China.............................. Jointly Leased   Photomasks
     Singapore....................................     Owned        Photomasks
     Hsinchu, Taiwan.............................. Jointly Leased   Photomasks

   We own most of the manufacturing equipment in our facilities. The research facility in Round Rock is leased to the RTC and primarily contains manufacturing equipment leased by the DPI Reticle Technology Center from a third party. Facilities and property located in Santa Clara, Corbeil-Essonnes, Rousset and Hamburg are leased under leases that expire in 2002, 2009, 2011 and 2013, respectively. We also maintain customer service data centers in leased facilities in Mesa, Arizona, Burlington, Vermont, Orange, California, Colorado Springs, Colorado, Melbourne, Florida, Hillsboro, Oregon, Allentown, Pennsylvania, Dallas, Texas and Tokyo, Japan.

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

                                                                   High   Low
                                                                  ------ ------
   Year Ended June 30, 2000:
     First Quarter............................................... $56.50 $39.00
     Second Quarter..............................................  70.94  40.56
     Third Quarter...............................................  74.50  41.56
     Fourth Quarter..............................................  81.25  45.06
   Year Ended June 30, 2001:
     First Quarter............................................... $80.75 $54.25
     Second Quarter..............................................  63.63  39.00
     Third Quarter...............................................  88.81  40.44
     Fourth Quarter..............................................  59.13  37.07
   Year Ending June 30, 2002:
     First Quarter (through September 14, 2001).................. $48.65 $30.50

   We have not paid any dividends on our capital stock and do not intend to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings to finance future growth of our business. Future dividends, if any, will be determined by our board of directors. However, our consolidated joint ventures have declared and paid stock dividends and may declare additional stock dividends in the future. As of our date of record on August 31, 2001 we had 74 shareholders of record.

Item 6. Selected Financial Data

   The following tables set forth our selected financial data. The balance sheet data as of June 30, 2000 and 2001 and the income statement data for each of the three years ended June 30, 2001 has been derived from the audited financial statements appearing elsewhere in this document. The data for the years ended June 30, 1997 and 1998 and as of June 30, 1997, 1998 and 1999 has been derived from audited financial statements not appearing in this document. The following data should be read in conjunction with our financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

                                          Year Ended June 30,
                              -----------------------------------------------
                                1997     1998      1999      2000      2001
                              -------- --------  --------  --------  --------
                                 (in thousands, except per share data)
Income Statement Data:
Sales.......................  $261,185 $271,591  $264,015  $328,072  $407,946
Cost of goods sold..........   163,319  179,369   187,427   225,400   276,657
Selling, general and
 administrative expense.....    31,611   29,509    33,944    39,456    48,621
Research and development
 expense....................    12,372   12,714    16,835    23,797    32,220
Special charges.............        --       --        --        --    36,101
                              -------- --------  --------  --------  --------
Operating profit............    53,883   49,999    25,809    39,419    14,347
Gain on warrants............        --       --        --        --    10,687
Other income (expense),
 net........................     1,284      (27)     (717)     (443)    2,017
                              -------- --------  --------  --------  --------
Income before income taxes,
 minority interest,
 extraordinary item and
 cumulative effect of change
 in accounting principle....    55,167   49,972    25,092    38,976    27,051
Provision for income taxes..    19,308   17,127     7,763    10,150     5,275
                              -------- --------  --------  --------  --------
Income before minority
 interest, extraordinary
 item and cumulative effect
 of change in accounting
 principle..................    35,859   32,845    17,329    28,826    21,776
Minority interest in
 (income) loss of joint
 ventures...................       903      687       (59)   (2,726)   (6,177)
                              -------- --------  --------  --------  --------
Income before extraordinary
 item and cumulative effect
 of change in accounting
 principle..................    36,762   33,532    17,270    26,100    15,599
Extraordinary item..........    22,242       --        --        --        --
                              -------- --------  --------  --------  --------
Income before cumulative
 effect of change in
 accounting principle.......    59,004   33,532    17,270    26,100    15,599
Cumulative effect of change
 in accounting principle....        --       --        --        --      (481)
                              -------- --------  --------  --------  --------
Net income..................  $ 59,004 $ 33,532  $ 17,270  $ 26,100  $ 15,118
                              ======== ========  ========  ========  ========
Basic earnings per share:
  Before extraordinary item
   and cumulative effect of
   change in accounting
   principle................  $   2.44 $   2.21  $   1.13  $   1.68  $   0.90
  After extraordinary item
   and cumulative effect of
   change in accounting
   principle................  $   3.91 $   2.21  $   1.13  $   1.68  $   0.87
Basic weighted average
 shares outstanding.........    15,101   15,180    15,299    15,548    17,394
Diluted earnings per share:
  Before extraordinary item
   and cumulative effect of
   change in accounting
   principle................  $   2.37 $   2.15  $   1.09  $   1.61  $   0.86
  After extraordinary item
   and cumulative effect of
   change in accounting
   principle................  $   3.80 $   2.15  $   1.09  $   1.61  $   0.83
Diluted weighted average
 shares outstanding.........    15,520   15,612    15,780    16,227    18,562

                                                June 30,
                              -----------------------------------------------
                                1997     1998      1999      2000      2001
                              -------- --------  --------  --------  --------
                                             (in thousands)
Balance Sheet Data:
Cash and cash equivalents...  $ 51,351 $ 19,688  $ 61,311  $ 42,203  $138,590
Working capital.............    66,082   33,052    71,134    30,213   139,229
Property and equipment,
 net........................   162,310  244,650   312,240   452,827   456,095
Total assets................   291,579  351,979   480,406   644,226   767,452
Long-term borrowings........    10,473    7,519     4,659     2,350     3,250
Long-term borrowings,
 related parties............        --    9,000   100,000   150,000        --
Long-term convertible
 notes......................        --       --        --        --   100,000

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this document. All references to years are to our fiscal years, which end on June 30.

Overview

   Based on worldwide sales, we believe we are one of the largest photomask manufacturers in the world. We sell our products to over 300 customers in over 20 different countries. Essentially all of our sales are to customers in the semiconductor manufacturing industry. We manufacture a broad range of photomasks based on customer-supplied design data. We also manufacture photoblanks and pellicles, the principal components of photomasks, primarily for internal consumption. We operate globally with established manufacturing facilities in North America, Europe and Asia.

   We believe that over the long-term demand for photomasks in the semiconductor manufacturing process will increase due to the following trends:

  . Proliferation of semiconductor applications;

  . Customization of semiconductor designs;

  . Increasing semiconductor device complexity;

  . Decreasing size of semiconductor designs; and

  . Shorter product lifecycles.

   These trends have increased the importance of photomask technology in the semiconductor manufacturing process. Primarily as a result of these trends, our annual sales increased an average of 12 percent from 1997 to 2001.

   In 2001, our sales increased 24.3 percent, from $328.1 million in 2000 to $407.9 million. For the first half of 2001, we experienced 40 percent revenue growth versus the previous year's first half, due to an upturn in the semiconductor industry, the acquisition of photomask production equipment of Altis Semiconductor, a joint venture between IBM and Infineon Technologies, additional production in Asia and an increase in the product mix of advanced masks. The second half of 2001 was negatively impacted by a downturn in the global semiconductor market principally driven by a decrease in demand by many of the major end-use markets of the electronics industry. During the third quarter of 2001, customers scaled back their tape-outs (i.e., photomask orders) primarily for trailing-edge products. The downturn became even more pronounced in the fourth quarter of 2001, and started to adversely affect orders for advanced photomasks when our customers, wrestling with sinking demand, high inventories and underutilized capacity, took more drastic steps to contain costs. Although our customers' design activities continued, many chose to delay the tape-outs for some of their new chip designs, awaiting improved business conditions.

   During 2001, we reorganized our manufacturing and technical organizations to accelerate the development and deployment of advanced mask technology as well as to improve our capital productivity through more efficient utilization of our manufacturing assets, at both the leading and trailing-edge. Each manufacturing site was assigned a clear mission to build a much narrower range of products, based on design rules or complexity. The resultant improvement in productivity, combined with a sustained decline of demand in trailing-edge photomasks, allowed us to decommission a number of trailing-edge manufacturing lines throughout the world; shutdown and sell our facility in Hamilton, Scotland; reduce our global workforce by 6 percent; and take actions toward disposing our Gresham, Oregon facility. The aggregate cost of these actions was $36.1 million in year 2001 and is included as special charges in our consolidated income statement.

   Photomask manufacturing operations are capital intensive. Accordingly, at a given threshold of manufacturing capacity, a high proportion of our operating costs are fixed and remain relatively constant as sales volume increases or decreases. To the extent that we have under-utilized production capacity, operating profit increases or decreases significantly as sales volume increases or decreases. During 1999, our operating costs on an absolute basis increased more than our sales and our operating margin declined. In 2000 and 2001, our operating costs continued to increase as we added capacity to position ourselves for future growth, but the utilization improved and our gross margin as a percentage of sales rose 2.3 percent and 0.9 percent, respectively. We anticipate total sales will decline in 2002, primarily as a result of the continuing downturn of the semiconductor industry, and we expect our costs to increase during the year as we continue to add leading-edge equipment and information system infrastructure supporting our global manufacturing operations. As a result, we expect our operating margin will decline during the year ending June 30, 2002.

Results of Operations

   The following table sets forth selected financial information expressed as a percentage of sales for the periods indicated.

                                                             Year Ended June
                                                                   30,
                                                            -------------------
                                                            1999   2000   2001
                                                            -----  -----  -----
   Sales..................................................  100.0% 100.0% 100.0%
   Cost of goods sold.....................................   71.0   68.7   67.8
   Selling, general and administrative expense............   12.8   12.0   11.9
   Research and development expense.......................    6.4    7.3    7.9
   Special charges........................................     --     --    8.9
                                                            -----  -----  -----
   Operating profit.......................................    9.8   12.0    3.5
   Gain on warrants.......................................     --     --    2.6
   Other income (expense), net............................   (0.3)  (0.1)   0.5
                                                            -----  -----  -----
   Income before income taxes, minority interest and
    cumulative effect of change in accounting principle...    9.5   11.9    6.6
   Provision for income taxes.............................    3.0    3.1    1.3
                                                            -----  -----  -----
   Income before minority interest and cumulative effect
    of change in accounting principle.....................    6.5    8.8    5.3
   Minority interest in income of joint ventures..........     --   (0.8)  (1.5)
                                                            -----  -----  -----
   Income before cumulative effect of change in accounting
    principle.............................................    6.5    8.0    3.8
   Cumulative effect of change in accounting principle....     --     --   (0.1)
                                                            -----  -----  -----
   Net income.............................................    6.5%   8.0%   3.7%
                                                            =====  =====  =====

 Year Ended June 30, 2001 Compared to Year Ended June 30, 2000

   Sales. Sales increased 24.3 percent from $328.1 million in 2000 to $407.9 million in 2001. The overall annual increase primarily occurred because average selling price increased approximately 19 percent and unit volume increased approximately 8 percent from 2000 to 2001. From 2000 to 2001, sales produced in North America increased from $194.5 million to $235.3 million because of the increase in average selling price and unit volumes. Sales produced in Europe increased from $58.4 million to $83.2 million because our Altis acquisition was online for the entire year and the increased average selling price and unit volumes. Sales produced in Asia increased from $75.2 million to $89.5 million because of our facility in Singapore was online for a majority of the year and our increased production in our joint ventures in Taiwan and Shanghai. During 2001, we experienced two radically different business climates in which we operated. For the first two quarters of 2001, we experienced 40 percent revenue growth versus the previous year. In the third quarter of 2001, one of the steepest drops on record in the global semiconductor market, principally driven by a drop in demand of many of the major end-use markets of the electronics industry, began to affect us as customers scaled back purchases. The downturn became even more pronounced in the fourth quarter of 2001 and started to affect orders for advanced photomasks. Due to the current downturn in our industry, we expect 2002 revenues to be less than 2001 revenues.

   Cost of Goods Sold. Cost of goods sold increased 22.7 percent from $225.4 million in 2000 to $276.7 million in 2001. The increase resulted primarily from higher costs associated with increased manufacturing capacity offset in part by cost containment initiatives initiated in the quarter ended June 30, 2001. As a percentage of sales, cost of goods sold decreased from 68.7 percent in 2000 to
67.8 percent in 2001. The percentage of sales decrease was primarily due to increased production volumes as a result of increased sales. We expect margins during 2002 to be less than 2001 margins due to lower sales and our relatively high fixed costs.

   Selling, General and Administrative Expense. Selling, general and administrative expense as a percentage of sales decreased from 12.0 percent in 2000 to 11.9 percent in 2001. In addition, selling, general and administrative expense increased 23.2 percent from $39.5 million in 2000 to $48.6 million in 2001 as a result of new facilities coming completely on-line, initiatives and incentive compensation expense and the completion and implementation of new information systems. We anticipate the dollar amount of selling, general and administrative expense to decrease at a disproportionately lower rate than sales due to our high fixed costs. As a percentage of sales we expect an increase during 2002 due to the current downturn.

   Research and Development Expense. Research and development expense increased
35.4 percent from $23.8 million in 2000 to $32.2 million in 2001. The increase was due primarily to an increased investment in research and development throughout the company, particularly through our participation in the RTC. The current RTC agreement expires in December 2002, but can be renewed at the discretion of the members. We continue to explore the needs of our partners and customers in relation to advanced product development and how those needs will impact the future of the RTC. We also have entered into technology advancement projects with Infineon Technologies and Xilinx that will cause our research and development expenses to increase during 2002.

   Special Charges. In 2001, we recorded pre-tax special charges totaling $36.1 million related to cost reduction programs. The pre-tax special charge recorded in the quarter ended March 31, 2001 was $11.9 million and the special charge recorded in the quarter ended June 30, 2001 was $24.2 million. The cost reduction programs and related special charges consisted of the following:

  . Building costs and asset write-downs related to the closing of our Gresham, Oregon facility. We determined that our estimated recoverable value was $5.3 million based on an appraisal and we have reclassified this amount to assets held for sale.

  . The asset write-downs related primarily to trailing-edge production equipment and leasehold improvements that were removed from service and disposed of or are being held for sale. The assets have an estimated salvage value of approximately $0.7 million based on appraisals which has been reclassified to assets held for sale.

  . Employee severance expenses related to the closure and sale of our Hamilton, Scotland facility and workforce reductions in the United States related to the decommissioning of trailing-edge production lines. Approximately 90 percent of the 139 terminated employees left our company by June 30, 2001. The accrued severance was completely paid out during July and August 2001. The employee terminations were primarily manufacturing positions.

   We expect that the actions will reduce future expenses by approximately $12.0 million per year commencing the first half of 2002. Our management continues to monitor the business climate in general and our industry in particular to determine the usefulness of our assets and will, if necessary, incur additional charges in 2002 to enhance the economic viability of our company.

   Other Income (Expense), net. Other income (expense) includes interest income and expense, foreign currency transaction and remeasurement gains and losses. Other income (expense) was $(0.4) million in 2000 and $2.0 million in 2001. The change was caused by increased interest income due to increased cash balances, partially offset by smaller interest expense as a result of the refinancing of long-term debt completed in the quarter ended September 30, 2000.

   Gain on Warrants. During 2001, we recognized realized and unrealized gains of $10.7 million on warrants. As of June 30, 2001, we held 147,230 vested warrants with a market value of $1.7 million. There can be no assurance that we will be able to realize the current market value of the remaining vested warrants.

   Provision for Income Taxes. Our tax expense is based on the statutory rates in effect in the countries in which we operate. Our effective tax rate decreased 3 percent from 28 percent for 2000 to 25 percent for 2001 primarily due to the tax benefit recognized on the sale of our Hamilton, Scotland facility. Our effective tax rate is lower than the maximum U.S. statutory rate primarily because certain of our operations in Asia are subject to government granted tax exemptions.

   Minority Interest in Income of Joint Ventures. The minority interest impact of our joint venture manufacturing facilities was $2.7 million in 2000 compared to $6.2 million in 2001, reflecting the partners' share of income from our joint ventures, which currently include our Shanghai, China and Hsinchu, Taiwan operations. The $3.5 million change was the result of increased profitability of these operations.

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

   Selling, General and Administrative Expense. Selling, general and administrative expense as a percentage of sales decreased from 12.8 percent in 1999 to 12.0 percent in 2000 as utilization of facilities continued to increase. Selling, general and administrative expense increased 16.2 percent from $33.9 million in 1999 to $39.5 million in 2000 due to the expansion our global selling activities in support of our new facilities, continued capacity expansions at existing facilities, IBM acquisition and continued development of our information system infrastructure.

   Research and Development Expense. Research and development expense increased
41.4 percent from $16.8 million in 1999 to $23.8 million in 2000. The increase was due to expenses arising from our joint venture participation in the DPI Reticle Technology Center, continued development of advanced masks and costs associated with development of 157nm pellicles.

   Other Expense, net. Other expense includes interest expense, interest income and exchange gains and losses. Other expense decreased 38.2 percent to $0.4 million in 2000 compared to $0.7 million in 1999, primarily due to the reduction of the interest rate on one of the lines of credit from DuPont to
0.25 percent.

   Provision for Income Taxes. Our tax expense is based on the statutory rates in effect in the countries in which we operate. Our effective tax rate was 31 percent in 1999 and 28 percent in 2000. Our effective tax rate is lower than the maximum U.S. statutory rate primarily because certain of our operations in Asia are subject to government granted tax exemptions.

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

Liquidity and Capital Resources

   Our working capital was $30.2 million as of June 30, 2000 and $139.2 million at June 30, 2001. The increase in working capital was due principally to higher cash balances resulting from cash raised from equity and debt offerings completed in the quarter ended September 30, 2000, as well as from operating activities and customer prepayments. Cash and cash equivalents were $42.2 million as of June 30, 2000 and $138.6 million as of June 30, 2001. Cash provided by operating activities increased from $106.6 million in 2000 to $132.8 million in 2001. Customer prepayments to reserve 0.18 micron and below production capacity in future periods was received during 2001 and accounted for a majority of the increase.

   Cash used in investing activities, consisting of capital expenditures, proceeds from the sale of warrants and payments for acquisitions, was $192.7 million in 2000 and $102.2 million in 2001. Management expects capital expenditures for 2002 to be approximately $100 million. Capital expenditures have been and will be used primarily to advance our technical capability. In addition, we may in the future pursue additional acquisitions of businesses, products and technologies, or enter into other joint venture arrangements, that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid.

   Cash from financing activities was $67.6 million in 2000 and $67.4 million in 2001.

   At June 30, 2000, we had a credit agreement with DuPont, which was comprised of two separate facilities for $100.0 million each. The first facility expires in September 2001 and any advances bear an interest rate at LIBOR plus 0.25 percent per annum. In July 2000, the outstanding balance was repaid and this credit facility was amended to (1) increase the interest charged on outstanding amounts from LIBOR plus 0.25 percent per annum to LIBOR plus 1.875 percent per annum; and (2) to terminate our ability to convert outstanding amounts into term loans. The second facility initially had a term of three years and outstanding amounts bore interest at 0.25 percent per annum for the first two years and LIBOR plus 0.25 percent per annum for the third year. In July 2000, we repaid all outstanding amounts and terminated this second facility.

   In July 2000, we publicly sold equity and debt securities with aggregate net proceeds of $201.4 million. A portion of the proceeds was used to repay all of the outstanding borrowings from DuPont, as discussed above, and we expect to use the remaining proceeds for general corporate purposes, including potential acquisitions, working capital and capital expenditures. The first transaction was the sale of 3.2 million shares of our common stock of which 1.4 million shares represented original issuance and 1.8 million shares represented the sale of outstanding shares owned by DuPont. The stock was offered to the public at $77 per share with gross proceeds of $246.4 million, offering costs of $12.8 million, and net proceeds of $233.6 million. Our portion of the offering proceeds was $103.8 million for the original issuance. We also sold $100.0 million principal amount of subordinated convertible notes with net proceeds of $97.6 million. The notes are due in July 2004, with no stated interest, are convertible at any time into shares of our common stock at a conversion price of $106.26 per share, are unconditionally guaranteed by DuPont and have no optional redemption by us. In the event of a fundamental change in our company, each holder of notes will have the right to require us to redeem, in cash, any or all of such holder's notes at a price equal to 100 percent of the principal amount to be redeemed. A fundamental change generally is any transaction in which all or substantially all of our common stock is exchanged for, converted into, acquired for or constitutes the right to receive, consideration which is not all or substantially all common stock listed on a national securities exchange or approved for quotation on the NASDAQ National Market. If a fundamental change were to occur, we cannot assure you that we will have sufficient funds to pay the redemption price for all the notes tendered by the holders, although DuPont would be required to pay the redemption price under its guarantee. In that case, our failure to redeem tendered notes would constitute an event of default under the indenture for the notes, and may constitute a default under the terms of other indebtedness that we may enter into from time to time.

   Our ongoing cash requirements will be for capital expenditures, acquisitions, research and development and working capital. Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements for at least the next 12 months. Thereafter, based on our current operating plans, we may require external financing from time to time to fund our capital expenditure requirements. There can be no assurance that alternative sources of financing will be available if our capital requirements exceed the remaining DuPont facility and cash flow from operations. There can be no assurance that we will be able to obtain any additional financing required to fund our capital needs on reasonable terms, or at all.

Other Matters

   New Accounting Pronouncements: In July 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. The purchase method of accounting is required to be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also defines the criteria for identifying intangible assets for recognition apart from goodwill. We have adopted SFAS No. 141 effective July 1, 2001. Adoption of this new accounting standard had no impact on our financial position or results of operations.

   Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 discontinues amortization of acquired goodwill and instead requires annual impairment testing. Separable intangible assets will be amortized over their useful economic lives and tested for impairment in accordance with SFAS No. 121. Intangible assets with an indefinite useful economic life will not be amortized until the life of the asset is determined to be finite. For goodwill and indefinite-lived intangible assets acquired prior to July 1, 2001, goodwill will continue to be amortized until adoption of SFAS No. 142 at which time amortization will cease and a transitional goodwill impairment test will be performed. Any impairment charges resulting from the initial application of the new rules will be classified as a cumulative effect of change in accounting principle. We are currently evaluating the impact of SFAS No. 142 on our future earnings and financial position. We must adopt SFAS No. 142 by July 1, 2002.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Non-U.S. operations are subject to certain risks inherent in conducting business abroad, including fluctuation in the relative value of currencies. We monitor exchange rate exposure and attempt to reduce such exposure by hedging. We have entered into forward contracts in currencies of the countries in which we conduct business in order to reduce such exposure. At June 30, 2001, we held forward contracts with an aggregated fair value of $19.9 million and a negligible unrealized loss.

   We have minimal exposure to interest rate fluctuations due to our highly liquid investments with maturities of three months or less at the date of acquisition in which we invest. Additionally, our interest rate risks have been minimized due to the July 2000 public offering which provided $100.0 million principal amount of convertible notes due in July 2004 with no stated interest rate. The notes are convertible into our common stock with no exposure to interest rate fluctuations. We cannot make any assurances that we will be able to provide future funding to redeem the notes or that the available funding provisions would be favorable to us.

   We maintain a minority equity investment in a publicly traded vendor for business and strategic purposes. This investment is subject to market price volatility. The fair value of our investment at June 30, 2001 was $1.7 million. The fair value of this investment would be $1.5 million given a 10 percent decrease in the stock's price.

Item 8. Financial Statements and Supplementary Data

   The information required by this Item is included in Part IV, Item 14 (a)
(1) and (2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

   Information with respect to the following Items is incorporated by reference to our proxy statement to be filed in connection with our 2001 annual meeting of stockholders. However, information regarding executive officers is listed below pursuant to General Instruction G of this Form 10-K.

Item 10. Directors and Executive Officers

                               EXECUTIVE OFFICERS

   The following table sets forth as of June 30, 2001, the name, age and position with DuPont Photomasks of each person who is an executive officer of DuPont Photomasks.

          Name           Age                             Position(s)
          ----           ---                             -----------
Peter S. Kirlin.........  40 Chairman of our Board and Chief Executive Officer
Preston M. Adcox........  58 President and Chief Operating Officer
Paul S. Chipman.........  44 Executive Vice President--Developmental Products
Craig Kokjohn...........  49 Executive Vice President--Worldwide Sales
John M. Lynn............  43 Executive Vice President--General Counsel and Secretary
Kenneth A. Rygler.......  57 Executive Vice President--Worldwide Marketing and Strategic Planning
Gerd Stoecker...........  58 Executive Vice President--Finance and Chief Financial Officer

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

   Preston M. Adcox is our President and Chief Operating Officer. He joined DuPont in 1967 and has held a number of manufacturing and technology management positions. He became a Managing Director in DuPont's semiconductor materials business in 1988 and had global responsibility for DuPont's photomask operations until 1996. He was a member of the board of directors of Etec Systems from 1990 to early 1995. From 1988 to 1999, he served on the board of directors of Semiconductor Industry Suppliers Association (formerly Semi-Sematech), an organization representing United States equipment and material suppliers to the semiconductor manufacturing industry. He has been an officer since our initial public offering in June 1996 and one of our directors since May 2000.

   Paul S. Chipman is our Executive Vice President--Developmental Products, a position he has held since March 1999. He joined us as a result of our acquisition of Perkin Elmer's photomask operations in 1990 and has held a number of manufacturing and technology management positions. He is also General Manager of the DPI Reticle Technology Center, LLC.

   Craig W. Kokjohn is our Executive Vice President-Worldwide Sales, a position he has held since February 2001. In 1973, Kokjohn began his career at E.I. DuPont de Nemours & Co. in the electronics business unit, where he held a variety of Technical Sales and Sales Management, Technical Service Management, and Product Management positions. In 1988, Kokjohn joined DuPont Photomasks, Inc. and became general manager of the Kokomo, Indiana facility. In addition, he subsequently held executive-level sales positions as Vice President US Sales and Vice President US Operations.

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

   Further information required by this Item is incorporated by reference to the Proxy Statement under the section captioned "Election of Directors" and "Compliance With Section 16(a) of the Exchange Act."

Item 11. Executive Compensation

   The information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned "Executive Compensation and Other Information", "Director Compensation" and "Employment Contracts."

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned "Beneficial Ownership of Securities."

Item 13. Certain Relationships and Related Transactions

   The information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned "Transactions and Relationship Between Us and DuPont."

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


   (a) The following documents are filed as a part of this Form 10-K:

  (1) Consolidated Financial Statements. The following consolidated financial statements of DuPont Photomasks, Inc., as of June 30, 2000 and 2001 and for the years ended June 30, 1999, 2000 and 2001 are filed as part of this Form 10-K on the pages indicated:

                                                                       Page(s)
                                                                     -----------
     Report of Independent Accountants..............................         F-1
     Consolidated Income Statement..................................         F-2
     Consolidated Balance Sheet.....................................         F-3
     Consolidated Statement of Cash Flows...........................         F-4
     Consolidated Statement of Stockholders' Equity.................         F-5
     Notes to Consolidated Financial Statements..................... F-6 to F-20

  (2) Consolidated Financial Statement Schedules.

    All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

  (3) Exhibits. The exhibits to this Form 10-K have been included only with the copy of this Form 10-K filed with the Securities and Exchange Commission.

     Exhibit
     Number
     -------
      3.1.1  Certificate of Incorporation of the Company, as amended and restated on April 3, 1996*

      3.1.2  Amendment to the Certificate of Incorporation of the Company.*****

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

     10.4    Second Amended and Restated Non-employee Directors Stock Option
             Plan as adopted by the Company's Board of Directors on July 27, 1998***

     10.5    Amended and Restated Stock Performance Plan as adopted by the
             Company's Board of Directors on June 9, 1997**

     10.6    Founders Stock Option Plan, as adopted by the Company's Board of
             Directors on March 26, 1996*

     10.7    Registration Rights Agreement between the Company and DuPont
             Chemical and Energy Operations, Inc. dated as of December 31,
             1995*


     Exhibit
     Number
     -------
     10.8    Tax Indemnification Agreement among the Company, DuPont Chemical and Energy Operations, Inc. and E. I. du Pont de Nemours and
             Company dated May 14, 1996*

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

     10.11 Research, Development and Consulting Agreement between the Company and E. I. du Pont de Nemours and Company dated as of January 1, 1996*

     10.12   Business Transfer Agreement between DuPont Korea, Ltd. and DuPont
             Photomasks Korea, Ltd. dated December 22, 1995*

     10.13 Form of Indemnification Agreement between the Company and its Directors and Officers*

     10.14 Corporate Tradename and Trademark Agreement between the Company and E. I. du Pont de Nemours and Company dated May 7, 1998***

     10.15 Amended 1997 Stock Option and Restricted Stock Plan as adopted by the Company's Board of Directors on September 2, 1999****

     10.16   1998 Employee Stock Purchase Plan as adopted by the Company's
             Board of Directors on July 27, 1998***

     10.17   2000 Employment Agreement with Peter S. Kirlin dated May 2,
             2000******

     10.18   2000 Employment Agreement with Preston M. Adcox dated July 19,
             2000******

     10.19   2000 Employment Agreement with Gerd Stoecker dated June 5,
             2000******

     10.20   DuPont Photomasks Credit Agreement Revision dated July 24,
             2000******

     10.21 DuPont Research Agreement dated April 21, 2000. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. ******

     10.22 Teflon AF Agreement dated July 1, 2000. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. ******

     11      Statement re Computation of Per Share Earnings

     21      List of principal subsidiaries of the Company

     23      Consent of PricewaterhouseCoopers LLP

     24 Power of Attorney (included on the signature page contained in Part IV hereof)

  An asterisk above indicates an exhibit previously filed with the Securities and Exchange Commission as an exhibit to the filing described and is incorporated herein by reference. Unless otherwise indicated, the number of the exhibit below is also the number of such exhibit as filed with the below described IPO Registration Statement, 1997 Form 10-K, 1998 Form 10-K, 1999 Form 10-K, 2000 Form 8-A or 2000 Form 10-K.

  Asterisk Definition
  * Registration Statement on Form S-1, Registration No. 333-3386 ("IPO Registration Statement").
  ** Annual Report on Form 10-K for the year ended June 30, 1997 ("1997 Form 10-K").
  *** Annual Report on Form 10-K for the year ended June 30, 1998 ("1998 Form 10-K").
  **** Annual Report on Form 10-K for the year ended June 30, 1999 ("1999 Form 10-K").
  *****   Form 8-A12 G/A on June 23, 2000 (the "2000 Form 8-A").
  ****** Annual Report on Form 10-K for the year ended June 30, 2000 ("2000 Form 10-K").

  (b) Reports on Form 8-K:

     Our report on Form 8-K, dated October 12, 2000, announcing that several employees, officers, directors and individuals, including P. Adcox, P. Chipman, G. Cognie, J. Lynn and K. Rygler, have adopted Written Stock and Option Trading Plans pursuant to SEC Rule 10b 5-1. The individual plans permit the trading in our stock and options according to their individual formulas, which include quantities, pricing points, dates and other variables in accordance with the SEC rules. All individual plans will be in compliance with the SEC rules and applicable securities regulations.

     Our report on Form 8-K, dated February 26, 2001, announcing that on January 30, 2001 we declared a dividend payable on March 1, 2001 to stockholders of record as of the close of business on February 20, 2001 pursuant to the terms and conditions of the Rights Agreements dated as of January 30, 2001.

     Our report on Form 8-K, dated March 20, 2001, announcing that Craig W. Kokjohn joins the other director(s), employee(s), officer(s) and executive(s), of DuPont Photomasks, Inc. named in the Form 8K filed October 12, 2000 and has adopted a Written Stock and Option Trading Plan pursuant to SEC Rule 10b 5-1. The individual plans permit the trading in our stock and options according to their individual formulas, which include quantities, pricing points, dates and other variables in accordance with the SEC rules. All individual plans will be in compliance with the SEC rules and applicable securities regulations.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Date: September 14, 2001

                                          Dupont Photomasks, Inc.

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

                 Name                            Title                   Date
                 ----                            -----                   ----

       /s/ Peter S. Kirlin             Chairman of our Board and  September 14, 2001
______________________________________  Chief Executive Officer
           Peter S. Kirlin              (Principal Executive
                                        Officer)

       /s/ Preston M. Adcox            Director, President and    September 14, 2001
______________________________________  Chief Operating Officer
           Preston M. Adcox

        /s/ Gerd Stoecker              Executive Vice President-- September 14, 2001
______________________________________  Finance and Chief
            Gerd Stoecker               Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

        /s/ John L. Doyle              Director                   September 14, 2001
______________________________________
            John L. Doyle

        /s/ John W. Himes              Director                   September 14, 2001
______________________________________
            John W. Himes

       /s/ John C. Hodgson             Director                   September 14, 2001
______________________________________
           John C. Hodgson

      /s/ Gary W. Pankonien            Director                   September 14, 2001
______________________________________
          Gary W. Pankonien


                 Name                            Title                   Date
                 ----                            -----                   ----
     /s/ Susan Vladuchick Sam          Director                   September 14, 2001
______________________________________
         Susan Vladuchick Sam

       /s/ John C. Sargent             Director                   September 14, 2001
______________________________________
           John C. Sargent

      /s/ Marshall C. Turner           Director                   September 14, 2001
______________________________________
          Marshall C. Turner

                               INDEX TO EXHIBITS

 Exhibit
 Number
 -------
  3.1.1  Certificate of Incorporation of the Company, as amended and restated
         on April 3, 1996*

  3.1.2  Amendment to the Certificate of Incorporation of the Company.*****

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

 10.11   Research, Development and Consulting Agreement between the Company and
         E. I. du Pont de Nemours and Company dated as of January 1, 1996*

 10.12   Business Transfer Agreement between DuPont Korea, Ltd. and DuPont
         Photomasks Korea, Ltd. dated December 22, 1995*

 10.13 Form of Indemnification Agreement between the Company and its Directors and Officers*

 10.14   Corporate Tradename and Trademark Agreement between the Company and E.
         I. du Pont de Nemours and Company dated May 7, 1998***

 10.15   Amended 1997 Stock Option and Restricted Stock Plan as adopted by the
         Company's Board of Directors on September 2, 1999****

 10.16   1998 Employee Stock Purchase Plan as adopted by the Company's Board of
         Directors on July 27, 1998***

 10.17   2000 Employment Agreement with Peter S. Kirlin dated May 2, 2000******

 10.18   2000 Employment Agreement with Preston M. Adcox dated July 19,
         2000******

 10.19   2000 Employment Agreement with Gerd Stoecker dated June 5, 2000******

 10.20   DuPont Photomasks Credit Agreement Revision dated July 24, 2000******


 Exhibit
 Number
 -------
 10.21   DuPont Research Agreement dated April 21, 2000. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.******

 10.22 Teflon AF Agreement dated July 1, 2000 Portions of this exhibit have been omitted pursuant to a request for confidential treatment.******

 11      Statement re Computation of Per Share Earnings

 21      List of principal subsidiaries of the Company

 23      Consent of PricewaterhouseCoopers LLP

 24 Power of Attorney (included on the signature page contained in Part IV hereof)

   An asterisk above indicates an exhibit previously filed with the Securities and Exchange Commission as an exhibit to the filing described and is incorporated herein by reference. Unless otherwise indicated, the number of the exhibit below is also the number of such exhibit as filed with the below described IPO Registration Statement, 1997 Form 10-K, 1998 Form 10-K, 1999 Form 10-K, 2000 Form 8-A or 2000 Form 10-K.

Asterisk Definition
* Registration Statement on Form S-1, Registration No. 333-3386 ("IPO Registration Statement").
**      Annual Report on Form 10-K for the year ended June 30, 1997 ("1997 Form
        10-K").
*** Annual Report on Form 10-K for the year ended June 30, 1998 ("1998 Form 10-K").
**** Annual Report on Form 10-K for the year ended June 30, 1999 ("1999 Form 10-K").
*****   Form 8-A12 G/A on June 23, 2000. (the "2000 Form 8-A").
****** Annual Report on Form 10-K for the year ended June 30, 2000 ("2000 Form 10-K).

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of DuPont Photomasks, Inc.:

   In our opinion, the accompanying consolidated balance sheet and the related consolidated income statement and consolidated statements of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of DuPont Photomasks, Inc. and its subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As discussed in Note 1 to the consolidated financial statements, in fiscal year 2001 the Company changed its revenue recognition for certain product shipments.

PricewaterhouseCoopers LLP

Austin, Texas
July 20, 2001

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENT

                   (Dollars in thousands, except share data)

                                                Year Ended June 30,
                                        -------------------------------------
                                           1999         2000         2001
                                        -----------  -----------  -----------
Sales.................................. $   264,015  $   328,072  $   407,946
Cost of goods sold.....................     187,427      225,400      276,657
Selling, general and administrative
 expense...............................      33,944       39,456       48,621
Research and development expense.......      16,835       23,797       32,220
Special charges........................          --           --       36,101
                                        -----------  -----------  -----------
Operating profit.......................      25,809       39,419       14,347
Gain on warrants.......................          --           --       10,687
Other income (expense), net............        (717)        (443)       2,017
                                        -----------  -----------  -----------
Income before income taxes, minority
 interest and cumulative effect of
 change in accounting principle........      25,092       38,976       27,051
Provision for income taxes.............       7,763       10,150        5,275
                                        -----------  -----------  -----------
Income before minority interest and
 cumulative effect of change in
 accounting principle..................      17,329       28,826       21,776
Minority interest in income of joint
 ventures..............................         (59)      (2,726)      (6,177)
                                        -----------  -----------  -----------
Income before cumulative effect of
 change in accounting principle........      17,270       26,100       15,599
Cumulative effect of change in
 accounting principle..................          --           --         (481)
                                        -----------  -----------  -----------
Net income............................. $    17,270  $    26,100  $    15,118
                                        ===========  ===========  ===========
Basic earnings per share:
  Before cumulative effect of change in
   accounting principle................ $      1.13  $      1.68  $      0.90
                                        ===========  ===========  ===========
  After cumulative effect of change in
   accounting principle................ $      1.13  $      1.68  $      0.87
                                        ===========  ===========  ===========
  Average shares outstanding...........  15,299,339   15,547,538   17,393,505
                                        ===========  ===========  ===========
Diluted earnings per share:
  Before cumulative effect of change in
   accounting principle................ $      1.09  $      1.61  $      0.86
                                        ===========  ===========  ===========
  After cumulative effect of change in
   accounting principle................ $      1.09  $      1.61  $      0.83
                                        ===========  ===========  ===========
  Weighted average shares outstanding..  15,780,181   16,226,700   18,561,555
                                        ===========  ===========  ===========

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                   (Dollars in thousands, except share data)

                                                                  June 30,
                                                              -----------------
                                                                2000     2001
                                                              -------- --------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................. $ 42,203 $138,590
  Accounts receivable, trade, net............................   57,479   71,879
  Accounts receivable, related parties.......................    1,518    1,212
  Inventories, net...........................................   15,569   19,105
  Deferred income taxes......................................   13,119   19,414
  Prepaid expenses and other current assets..................   16,077   14,758
                                                              -------- --------
    Total current assets.....................................  145,965  264,958
  Assets held for sale.......................................       --    6,019
  Property and equipment, net................................  452,827  456,095
  Accounts receivable, related parties.......................    1,406    1,205
  Deferred income taxes......................................    2,756   10,805
  Other assets, net..........................................   41,272   28,370
                                                              -------- --------
    Total assets............................................. $644,226 $767,452
                                                              ======== ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade.................................... $ 74,190 $ 54,350
  Accounts payable, related parties..........................    1,054    3,960
  Short-term borrowings......................................    3,797    6,490
  Income taxes payable.......................................    6,252    2,262
  Other accrued liabilities..................................   30,459   58,667
                                                              -------- --------
    Total current liabilities................................  115,752  125,729
Long-term borrowings.........................................    2,350    3,250
Long-term borrowings, related parties........................  150,000       --
Long-term convertible notes..................................       --  100,000
Deferred income taxes........................................   15,804   21,458
Other liabilities............................................   16,043   19,432
Minority interest in net assets of joint ventures............   28,622   39,303
                                                              -------- --------
    Total liabilities........................................  328,571  309,172
                                                              -------- --------
Commitments and contingencies (Note 19)
Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
   authorized; none issued and outstanding...................       --       --
  Common stock, $.01 par value; 100,000,000 shares
   authorized; 15,767,813 and 17,806,897 issued and
   outstanding, respectively.................................      158      178
  Additional paid-in capital.................................  179,591  310,763
  Retained earnings..........................................  135,906  147,339
                                                              -------- --------
    Total stockholders' equity...............................  315,655  458,280
                                                              -------- --------
      Total liabilities and stockholders' equity............. $644,226 $767,452
                                                              ======== ========

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                    Year Ended June 30,
                                               -------------------------------
                                                 1999       2000       2001
                                               ---------  ---------  ---------
Cash flows from operating activities:
 Net income................................... $  17,270  $  26,100  $  15,118
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization...............    41,784     58,398     79,192
  Special charges.............................        --         --     36,101
  Tax benefit from employee stock options.....     2,442      5,716     11,121
  Realized and unrealized gain on warrants....        --         --    (10,687)
  Minority interest in income of joint
   ventures...................................        59      2,726      6,177
  Other.......................................      (490)    (3,420)     4,440
  Deferred income tax benefit.................    (2,937)      (572)   (10,198)
  Cash provided by (used in) changes in assets
   and liabilities:
   Accounts receivable, trade, net............     3,305    (11,273)   (14,542)
   Accounts receivable, related parties.......     1,743       (200)       292
   Inventories, net...........................     6,370     (2,244)    (3,444)
   Prepaid expenses and other current assets..    (1,785)    (7,296)     3,646
   Accounts payable, trade....................     5,423     32,489    (22,926)
   Accounts payable, related parties..........    (8,649)      (690)     3,063
   Other accrued liabilities..................       510      6,848     12,920
   Other liabilities..........................        --         --     22,500
                                               ---------  ---------  ---------
    Net cash provided by operating
     activities...............................    65,045    106,582    132,773
                                               ---------  ---------  ---------
Cash flows from investing activities:
 Additions of property and equipment, net.....   (87,772)  (181,425)  (111,202)
 Proceeds from sale of warrants...............        --         --      9,005
 Payments for acquisitions....................   (40,355)   (11,225)        --
                                               ---------  ---------  ---------
    Net cash used in investing activities.....  (128,127)  (192,650)  (102,197)
                                               ---------  ---------  ---------
Cash flows from financing activities:
 Proceeds from borrowings.....................       734      3,830      6,431
 Payments of borrowings.......................    (3,084)    (4,955)    (4,642)
 Proceeds from borrowings, related party......   175,000     55,000     25,000
 Payments of borrowings, related party........   (84,000)    (5,000)  (175,000)
 Proceeds from issuance of convertible notes,
  net.........................................        --         --     97,600
 Proceeds from issuance of common stock, net..        --         --    103,813
 Proceeds from issuance of common stock under
  employee plans..............................     1,202      9,314     14,198
 Increase in minority interest in net assets
  of joint ventures...........................    16,394      9,442         --
                                               ---------  ---------  ---------
    Net cash provided by financing
     activities...............................   106,246     67,631     67,400
                                               ---------  ---------  ---------
Effect of exchange rate changes on cash.......    (1,541)      (671)    (1,589)
                                               ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents..................................    41,623    (19,108)    96,387
Cash and cash equivalents at beginning of
 year.........................................    19,688     61,311     42,203
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year...... $  61,311  $  42,203  $ 138,590
                                               =========  =========  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid for:
  Interest.................................... $   2,254  $   1,685  $     602
                                               ---------  ---------  ---------
  Taxes....................................... $   3,860  $   2,747  $   2,963
                                               ---------  ---------  ---------

         The accompanying notes are an integral part of this statement.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                 Accumulated
                           Common Stock    Additional               Other         Total
                         -----------------  Paid-In   Retained  Comprehensive Stockholders'
                           Shares   Amount  Capital   Earnings     Income        Equity
                         ---------- ------ ---------- --------  ------------- -------------
Balance at June 30,
 1998................... 15,258,722  $152   $160,269  $ 92,536     $    --      $252,957
  Contribution of
   capital..............         --    --      2,442        --          --         2,442
  Issuance of common
   stock under employee
   plans................     73,560     1      1,631        --          --         1,632
  Net income............         --    --         --    17,270          --        17,270
                         ----------  ----   --------  --------     -------      --------
Balance at June 30,
 1999................... 15,332,282   153    164,342   109,806          --       274,301
  Contribution of
   capital..............         --    --      5,716        --          --         5,716
  Issuance of common
   stock under employee
   plans................    435,531     5      9,533        --          --         9,538
  Net income............         --    --         --    26,100          --        26,100
                         ----------  ----   --------  --------     -------      --------
Balance at June 30,
 2000................... 15,767,813   158    179,591   135,906          --       315,655
  Contribution of
   capital..............         --    --     11,121        --          --        11,121
  Issuance of common
   stock under employee
   plans................    616,862     6     16,252        --          --        16,258
  Issuance of common
   stock................  1,422,222    14    103,799        --          --       103,813
  Net income............         --    --         --    15,118          --        15,118
  Dividends to minority
   interest in joint
   venture..............         --    --         --    (3,685)         --        (3,685)
  Unrealized gain on
   warrants.............         --    --         --        --       8,355         8,355
  Reclassification of
   gain on warrants to
   net income...........         --    --         --        --      (8,355)       (8,355)
                         ----------  ----   --------  --------     -------      --------
Balance at June 30,
 2001................... 17,806,897  $178   $310,763  $147,339     $    --      $458,280
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

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (Dollars in thousands, except share data)

1. Organization and Summary of Significant Accounting Policies

   Business: DuPont Photomasks, Inc., or the Company, was incorporated in Texas on June 25, 1985, and was reincorporated in Delaware on November 9, 1995. Our principal business is the manufacture and sale of photomasks, high-purity quartz or glass plates containing precision microscopic images of integrated circuits, to semiconductor manufacturers.

   Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and our majority controlled joint ventures. All significant intercompany balances and transactions have been eliminated. The minority interest impact is reflected in minority interest income of joint ventures and is the partners' share of majority controlled joint venture operations. We currently have two joint ventures that are not majority controlled. They consist of the DPI Reticle Technology Center, L.L.C., or RTC, that is 25 percent owned and DuPont Dai Nippon Engineering that is 50 percent owned; both are reflected using the equity method of accounting. The RTC is operated as a breakeven entity with our share of the costs reflected in research and development expense.

   Revenue Recognition: Product revenue is recognized when both title and risk of loss transfers to the customer, provided that no significant obligations remain. Provision is made for an estimate of product returns and doubtful accounts, based on historical experience.

   Effective July 1, 2000, the Company changed its accounting for revenue recognition in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin, or SAB, No. 101, "Revenue Recognition in Financial Statements." Previously, the Company had recognized revenue at the date of shipment. Under the new accounting method adopted retroactive to July 1, 2000, the Company now recognizes product revenue when both title and risk of loss transfers to the customer, provided that no significant obligations remain. The cumulative effect of the change on prior years' retained earnings resulted in a charge to income for the year ended June 30, 2001 of $481 (net of income taxes of $187). Had SAB No. 101 been effective for all prior fiscal years presented, the pro forma results and earnings per share would not have been materially different from the previously reported results.

   Cash and Cash Equivalents: Cash and cash equivalents include highly liquid investments with maturities of three months or less at the date of acquisition.

   Investments: The Company's investments, other than those considered derivative instruments, are classified as available-for-sale securities and reported at fair value. Unrealized gains and losses are reported, net of taxes, as a component of stockholders' equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold. Realized gains and losses on available for sale investments are included in other income when realized. At June 30, 2000 and 2001, there were no such investments reflected in the balance sheet. Investments which are considered derivative instruments are carried at fair value. Changes in the fair value are recorded through current earnings.

   Other Derivative Instruments and Hedging Activities: Derivative financial instruments are used to mitigate risk of certain international revenue and balance sheet exposures, and are, therefore, held primarily for purposes other than trading. These instruments may involve elements of credit and market risk in excess of the amounts recognized in the financial statements. The Company monitors its positions and the credit quality of counter-parties, consisting primarily of major financial institutions, and does not anticipate nonperformance by any counter-party.

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

   Effective July 1, 2000 we adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standard, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. The derivatives held at June 30, 2001 do not qualify for hedge accounting treatment and all of the changes in fair value are included in income in the period in which they occur. Adoption of this new accounting standard had a negligible impact on our financial position and results of operations.

   Allowance for Doubtful Accounts: The Company provides an allowance for doubtful accounts based upon an estimate of uncollectible accounts. Accounts receivable, trade are net of allowances for doubtful accounts of $2,482 and $1,556 at June 30, 2000 and 2001, respectively.

   Inventories, net: Inventories, which are substantially all raw materials, are stated at the lower of cost or market. Cost is determined using standard costs, which approximate the first in, first out, or FIFO, method. Cost includes the acquisition cost of purchased components, parts and subassemblies, labor and overhead. Market with respect to raw materials, is replacement cost and, with respect to work-in-process and finished goods, is net realizable value. Inventories are net of allowances for obsolescence and shrinkage of $1,126 and $932 at June 30, 2000 and 2001, respectively.

   Property and Equipment, net: Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years for equipment and ten to 20 years for buildings. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the duration of the lease. The gross value of property and equipment and related accumulated depreciation are eliminated at the date of disposal, and the resulting gain or loss is included in income. Maintenance and repairs are charged to operations; replacements and betterments are capitalized. The Company assesses long-lived assets for impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." Under those rules, long-lived assets are included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. Should the review indicate that the long-lived assets are not recoverable, the Company's carrying value of the long-lived assets would be reduced by the estimated shortfall of the cash flows.

   Intangible Assets, net: Intangible assets are amortized using the straight-line method over their estimated useful lives ranging from five to eight years. Accumulated amortization was $7,009 and $11,348 at June 30, 2000 and 2001, respectively. The accompanying consolidated income statements reflect amortization expense of $2,822, $5,792 and $5,509 for the years ending June 30, 1999, 2000, and 2001, respectively. Under SFAS No. 121, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. Should the review indicate that goodwill is not recoverable, the Company's carrying value of the goodwill would be reduced by the estimated shortfall of the cash flows.

   Accounts Payable, Trade: Included in accounts payable, trade at June 30, 2000 and 2001, are bank overdrafts of $5,891 and $2,123, respectively, due to outstanding checks and the timing of cash replenishments. The remaining balance represents trade liabilities with due dates of less than one year.

   Fair Value of Financial Instruments: The carrying amounts reflected in the accompanying balance sheet for cash and cash equivalents, accounts receivable, inventory, prepaid expenses, accounts payable, short-term

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES borrowings and other liabilities approximate fair value due to the short-term nature of the instruments. As of June 30, 2001, we estimated the fair value of our long-term convertible notes to be approximately $93,000, based on third-party broker quotes.

   Research and Development Expense: Research and development costs are expensed as incurred.

   Foreign Currencies: We have determined that the United States, or U.S., dollar is the functional currency of our worldwide operations. Monetary assets and liabilities denominated in non-U.S. currencies are remeasured at current rates into U.S. dollars and the resulting exchange gains and losses are included in income in the period they occur. Nonmonetary assets and liabilities are remeasured by using historical exchange rates, the rates in effect when the transactions occurred, and the resulting exchange gains and losses are included in income in the period they occur. Transaction gains (losses) were $(801), $311 and $291 for the years ended June 30, 1999, 2000 and 2001, respectively. Remeasurement gains (losses) were $1,101, $(620) and $(1,306) for the years ended June 30, 1999, 2000 and 2001, respectively.

   Income Taxes: We account for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, all expected future events are considered other than enactments of changes in tax laws or rates. Valuation allowances are established as necessary to reduce deferred tax assets in the event that realization of the assets is considered unlikely. At June 30, 2000 and 2001 we had valuation allowances of $3,886 and $5,418, respectively. Certain of our operations in Asia are subject to government granted tax exemptions.

   Comprehensive Income: Comprehensive income is comprised of two components, net income and other comprehensive income. Other comprehensive income consists of unrealized gains and losses in certain debt and equity securities.

   Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions, based upon all known facts and circumstances, that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   Reclassifications: Certain prior year balances have been reclassified to conform to current year presentation.

   New Accounting Pronouncements: In July 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. The purchase method of accounting is required to be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also defines the criteria for identifying intangible assets for recognition apart from goodwill. We have adopted SFAS No. 141 effectively July 1, 2001. Adoption of this new accounting standard had no impact on our financial position or results of operations.

   Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, discontinues amortization of acquired goodwill and instead requires annual impairment testing. Separable intangible assets will be amortized over their useful economic lives and tested for impairment in accordance with SFAS No. 121. Intangible assets with an indefinite useful economic life will not be amortized until the life of the asset is determined to be finite. For goodwill and indefinite-lived intangible assets acquired prior to July 1, 2001, goodwill will continue to be amortized until adoption of SFAS No. 142 at which time

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES amortization will cease and a transitional goodwill impairment test will be performed. Any impairment charges resulting from the initial application of the new rules will be classified as a cumulative effect of change in accounting principle. We are currently evaluating the impact of SFAS No. 142 on our future earnings and financial position. We must adopt SFAS No. 142 by July 1, 2002.

2. Derivative Instruments and Hedging Activities

   Forward foreign exchange contracts are utilized to mitigate the risks associated with currency fluctuations on certain international revenue and balance sheet exposures, and are, therefore, held primarily for purposes other than trading. Unrealized gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts designated to offset certain non-U.S. dollar denominated assets and liabilities are recognized as other income or expense in the period in which the exchange rates change. They offset the foreign currency gains and losses on the underlying exposures being hedged. The aggregate fair value of our forward foreign exchange contracts outstanding was $19,938 with an unrealized loss recorded in the consolidated income statement of $6 as of and during the year ended June 30, 2001.

   In addition, we have sold and still hold warrants to purchase securities of a strategic partner at June 30, 2001. These warrants were considered available-for-sale securities through the quarter ended December 31, 2000, but qualified for treatment as derivative instruments during the quarter ended March 31, 2001 as they became convertible to cash. Prior to their treatment as derivatives, changes in the fair value of the warrants were recorded as part of accumulated other comprehensive income. Subsequently, the warrants are marked to market through current earnings. The change in the classification of the warrants to derivative instruments resulted in a reduction of accumulated other comprehensive income of $8,355 in the accompanying consolidated statement of stockholders' equity. During year ended June 30, 2001, we sold warrants resulting in a realized gain using the specific identification costing method of $9,005 in the accompanying consolidated income statement. Additionally, unrealized holding gains of $1,682 for warrants were recorded in the accompanying consolidated income statement during the year ended June 30, 2001. The estimated fair value of the warrants is based on third-party broker quotes.

3. Concentrations of Credit Risk

   Financial instruments that potentially subject us to concentrations of credit risk consist principally of foreign currency forward contracts, cash and cash equivalents, short-term investments and trade accounts receivable. In management's opinion, no significant concentrations of credit risk exist for us.

   Our counterparties in foreign currency forward contracts are major financial institutions. We do not anticipate nonperformance by these counterparties. We maintain cash and cash equivalents with various financial institutions located in many countries worldwide. Our policy is to limit exposure in foreign countries by transferring excess cash to the U.S. We maintain our cash primarily in checking and money-market accounts. Cash equivalents are maintained with high-quality institutions that are regularly monitored by management. Short-term investments are diversified among and limited to high-quality securities with high credit ratings.

   Essentially all of our sales are to customers in the semiconductor manufacturing industry. We assess the financial strength of our customers before extending credit to reduce the risk of loss as we generally do not require collateral. Two of our customers each represented more than ten percent of sales in 1999 and, in the aggregate, these two customers represented approximately 22 percent of sales in the year. One of our customers represented approximately 12 percent of sales in 2000. Two of our customers each represented more than ten percent of sales in 2001 and, in the aggregate, these two customers represented approximately 24 percent of

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES sales in the year. One customer represented approximately 11 percent of accounts receivable, trade at June 30, 2000. One customer represented approximately 15 percent of accounts receivable, trade at June 30, 2001.

4. Acquisitions

   In December 1999, we acquired the photomask production equipment of Altis Semiconductor, a joint venture between IBM and Infineon Technologies. The acquisition was accounted for under the purchase method of accounting and included the purchase of equipment, the purchase of inventory, the execution of a supply agreement with IBM and the hiring of employees in the photomask manufacturing organization. We paid cash of approximately $17,000 and owe an additional $3,000 due on December 31, 2001. This consideration was allocated to net assets acquired, including goodwill, based on relative fair values. The results of operations of the business and the estimated fair value of the assets acquired and liabilities assumed are included in our consolidated financial statements since the date of acquisition.

5. Related Party Transactions

   Effective January 1996, we entered into several transitional agreements with E.I. duPont de Nemours and Company, or DuPont. Charges for services under these agreements were $2,375, $2,525 and $2,127 for the years ended June 30, 1999, 2000 and 2001, respectively. Amounts charged to us for functions and services provided by DuPont are principally included in general and administrative expense and research and development expense. DuPont also guarantees certain issuances of our debt as discussed in Note 10.

   Accounts receivable, related parties includes receivables from our employees of $1,562 (current $156, non-current $1,406) and $1,365 (current $160, non-
current $1,205) at June 30, 2000 and 2001, respectively, which relate principally to housing and automobile loans to our non-U.S. employees. The remainder represents receivables for goods sold to various DuPont entities and other related parties, including the RTC. Sales to related parties were $7,056, $1,743, and $681 for the years ended June 30, 1999, 2000 and 2001, respectively.

   Accounts payable, related parties represents payables to DuPont for benefits paid by DuPont on our behalf and amounts payable under the transitional agreements with DuPont.

6. Prepaid Expenses and Other Current Assets

   Prepaid expenses and other current assets consist of the following:

                                                                   June 30,
                                                                ---------------
                                                                 2000    2001
                                                                ------- -------
   Taxes receivable, other than income taxes................... $ 9,511 $ 8,164
   Prepaid expenses and deposits...............................   4,343   2,689
   Other.......................................................   2,223   3,905
                                                                ------- -------
   Prepaid expenses and other current assets................... $16,077 $14,758
                                                                ======= =======

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

7. Property and Equipment, net

   Property and equipment, net consist of the following:

                                                                June 30,
                                                           --------------------
                                                             2000       2001
                                                           ---------  ---------
   Construction-in-progress............................... $ 153,589  $  67,800
   Land...................................................     5,932      5,989
   Buildings..............................................   106,905    125,080
   Equipment..............................................   464,167    575,087
                                                           ---------  ---------
                                                             730,593    773,956
   Less: accumulated depreciation.........................  (277,766)  (317,861)
                                                           ---------  ---------
   Property and equipment, net............................ $ 452,827  $ 456,095
                                                           =========  =========

   Construction-in-progress is comprised of the construction of new facilities, equipment in the installation process and current development of information technology infrastructure. Capital leases of $3,056 as of June 30, 2000 and 2001, is included in buildings. Capital leases of $2,401 is included in equipment as of June 30, 2001. Accumulated depreciation on capital leases was $1,170 and $1,335 as of June 30, 2000 and 2001, respectively. The accompanying consolidated income statements reflect depreciation expense of $38,962, $52,606 and $73,683 for the years ending June 30, 1999, 2000 and 2001, respectively.

   Assets held for sale consist of buildings of $5,300 and equipment of $719 as of June 30, 2001. The estimated proceeds to be received from sale of the assets are based on independent appraisals.

8. Other Accrued Liabilities

   Other accrued liabilities consist of the following:

                                                                   June 30,
                                                                ---------------
                                                                 2000    2001
                                                                ------- -------
   Customer prepayments........................................ $    -- $25,000
   Accrued compensation and benefits...........................  12,429  11,538
   Other.......................................................  18,030  22,129
                                                                ------- -------
   Other accrued liabilities................................... $30,459 $58,667
                                                                ======= =======

   During the year ended June 30, 2001 we received cash prepayments from customers to reserve .18 micron and below production capacity in future periods. As of June 30, 2001, $25,000 is classified in current accrued liabilities and the remainder is classified in other liabilities.

9. Credit Agreement

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

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

10. Borrowings

   In July 2000, we issued $100,000 aggregate principal amount of subordinated convertible notes. The notes were sold at par less an underwriting discount of 2 percent and we received net proceeds of $97,600. The notes are due in July 2004, with no stated interest, are convertible at any time into shares of our common stock at a conversion price of $106.26 per share, are unconditionally guaranteed by DuPont and are not callable by us. In the event of a fundamental change in our company, each holder of notes will have the right to require us to redeem, in cash, any or all of such holder's notes at a price equal to 100 percent of the principal amount to be redeemed. A fundamental change generally is any transaction in which all or substantially all of our common stock is exchanged for, converted into, acquired for or constitutes the right to receive, consideration which is not all or substantially all common stock listed on a national securities exchange or approved for quotation on the NASDAQ National Market. If a fundamental change were to occur, we cannot assure you that we will have sufficient funds to pay the redemption price for all the notes tendered by the holders, although DuPont would be required to pay the redemption price under its guarantee. In that case, our failure to redeem tendered notes would constitute an event of default under the indenture for the notes, and may constitute a default under the terms of other indebtedness that we may enter into from time to time. Debt issue costs of $2,400 related to these notes were included in non-current other assets and are amortized using the straight line method, which approximates the interest method, to interest expense over the scheduled maturity period.

   Borrowings consist of the following:

                                                                June 30,
                                                            -----------------
                                                             2000      2001
                                                            -------  --------
   Capital lease obligations: 6.6% to 7.9%, due through
    fiscal 2011............................................ $ 1,852  $  3,928
   Long-term debt: 7.4% bank borrowings due through fiscal
    2002...................................................   2,250        --
   Long-term debt: 0.0% government borrowings due through
    fiscal 2003............................................      --       290
   Other bank borrowings: up to 5.1% due through fiscal
    2002...................................................   2,045     5,522
                                                            -------  --------
                                                              6,147     9,740
     Less: short-term borrowings...........................  (3,797)   (6,490)
                                                            -------  --------
   Long-term borrowings.................................... $ 2,350  $  3,250
                                                            =======  ========
   Long-term convertible notes: 0.0% notes due in fiscal
    2005................................................... $    --  $100,000
                                                            =======  ========

   At June 30, 2001, future principal payments of borrowings, excluding capital leases, for years ending June 30 are as follows:

   2002................................................................ $  5,522
   2003................................................................      290
   2004................................................................       --
   2005................................................................  100,000
                                                                        --------
     Outstanding borrowings, excluding capital leases.................. $105,812
                                                                        ========

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

11. Leases

   Minimum lease payments of noncancelable leases for years ending June 30 are as follows:

                                                              Capital  Operating
                                                              Leases    Leases
                                                              -------  ---------
   2002...................................................... $ 1,126   $2,777
   2003......................................................   1,098    1,911
   2004......................................................   1,082    1,403
   2005......................................................     185      509
   2006......................................................     185      326
   Thereafter................................................   1,292    2,935
                                                              -------   ------
     Minimum lease payments..................................   4,968   $9,861
                                                                        ======
       Less: interest........................................  (1,040)
                                                              -------
   Present value of minimum lease payments................... $ 3,928
                                                              =======

   The operating lease expense included in the consolidated income statement was $2,880, $4,189 and $3,571 for the years ended June 30, 1999, 2000 and 2001, respectively. We also guarantee certain lease obligations for the RTC joint venture with future minimum lease payments of $24,161 at June 30, 2001. The RTC joint venture is scheduled to terminate in December 2002, but can be renewed at the discretion of the members.

12. Equity Transactions

   In July 2000, we completed a public offering of 3.2 million shares of our common stock, of which 1.4 million shares represented original issuance by us and 1.8 million shares represented the sale of outstanding shares by DuPont. The stock was sold to the public at $77 per share, resulting in net offering proceeds to us of $103,813 for the original issuance.

   In June 2001, our DuPont Photomasks Taiwan, Limited subsidiary, or DPI Taiwan, paid a stock dividend to its stockholders. The $3,685 included in the consolidated statement of stockholders' equity represents the distribution to the minority stockholders of the joint venture. This transaction resulted in no dilution of our ownership in DPI Taiwan.

13. Stock Purchase Rights

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

   The rights become exercisable upon the earlier of: (i) ten days following a public announcement that a person or group other than DuPont acquires 15 percent or more of our outstanding shares of common stock (33 percent for DuPont on an as converted basis assuming full conversion of all securities convertible in shares of common stock), (ii) ten business days following the commencement of, or announcement of an intention to make, a tender offer or exchange offer which would result in the beneficial ownership by a person or group other than DuPont of 15 percent or more of our outstanding shares of common stock, or (iii) a change in

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES control of DuPont and DuPont then beneficially owns or tenders for 15 percent or more of our outstanding shares of common stock.

   The rights expire on January 30, 2011 and may be redeemed by us for $0.01 per right at any time before the rights become exercisable.

14. Employee Plans

 Stock Performance Plans

   We have several stock performance plans whereby options to purchase shares of common stock or shares of restricted stock have been or can be granted to directors, officers, employees and consultants. Generally, option exercise prices are equal to the fair market value at the date of grant. Restricted stock grants do not require the payment of any cash consideration by the recipient. Matters such as vesting periods and expirations are determined on a plan-by-plan or grant-by-grant basis; vesting generally occurs over three to five years and stock options generally have a ten year life. At June 30, 2001, there were 2,018,534 shares reserved for future grant or issuance under our stock plans. We apply Accounting Principles Board Opinion, or APB, No. 25, "Accounting for Stock Issued to Employees," and its related interpretations in accounting for our stock plans. A summary of stock option activity for the periods ended June 30, is as follows:

                                    1999                       2000                      2001
                          -------------------------- ------------------------- -------------------------
                                         Weighted                  Weighted                  Weighted
                          Number of      Average     Number of     Average     Number of     Average
                            Shares    Exercise Price  Shares    Exercise Price  Shares    Exercise Price
                          ----------  -------------- ---------  -------------- ---------  --------------
Balance at beginning of
 year...................   1,403,514      $30.27     2,004,136      $24.19     2,945,428      $36.79
Options granted.........   1,722,485      $28.45     1,302,355      $51.39       723,951      $60.04
Options forfeited.......  (1,053,047)     $39.69       (52,802)     $23.49      (148,804)     $44.43
Options exercised.......     (68,816)     $17.47      (308,261)     $18.78      (682,113)     $24.82
                          ----------                 ---------                 ---------
Balance at end of year..   2,004,136      $24.19     2,945,428      $36.79     2,838,462      $45.19
                          ==========                 =========                 =========
Exercisable at end of
 year...................     578,504      $18.89     1,210,303      $22.65     1,171,856      $31.38

   Additional information related to stock options at June 30, 2001 is as follows:

                                     Options Outstanding            Options Exercisable
                            ------------------------------------- ------------------------
                                         Weighted      Weighted                Weighted
                            Number of    Average     Average Life Number of    Average
     Exercise Price Range    Shares   Exercise Price   (Years)     Shares   Exercise Price
     --------------------   --------- -------------- ------------ --------- --------------
   $17.00..................   175,594     $17.00         3.7        175,594     $17.00
   $23.25 to $33.69........   623,363     $23.60         6.0        612,063     $23.43
   $35.56 to $49.37........   858,939     $47.37         8.3        239,869     $46.80
   $50.02 to $73.18........ 1,172,666     $59.06         8.9        144,330     $56.94
   $77.18 to $86.40........     7,900     $79.15         9.7             --     $   --
                            ---------                             ---------
                            2,838,462     $45.19         7.7      1,171,856     $31.38
                            =========                             =========

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

   A summary of restricted stock grant activity is as follows:

                                      1999                   2000                   2001
                             ---------------------- ---------------------- ----------------------
                             Number of Market Value Number of Market Value Number of Market Value
                              Shares    Per Share    Shares    Per Share    Shares    Per Share
                             --------- ------------ --------- ------------ --------- ------------
   Balance at beginning of
    year...................    4,744      $27.16      1,709      $35.12      2,327      $51.80
   Restricted stock
    granted................    1,709      $35.12      3,027      $50.36         --      $   --
   Restricted stock
    forfeited..............       --          --     (1,981)     $38.82         --      $   --
   Restricted stock
    issued.................   (4,744)     $27.16       (428)     $35.12     (1,400)     $45.59
                              ------                 ------                 ------
   Balance at end of year..    1,709      $35.12      2,327      $51.80        927      $61.18
                              ======                 ======                 ======

   Assumptions utilized in calculating the Black Scholes pricing model and the weighted average fair value of options granted:

                                                       1999     2000     2001
                                                      -------  -------  -------
Risk free interest rate..............................     5.0%     6.2%     5.3%
Expected dividend yield.............................. $    --  $    --  $    --
Expected lives....................................... 5 Years  5 Years  5 Years
Volatility...........................................      67%      67%      69%
Weighted average fair value of options granted....... $ 21.16  $ 31.49  $ 36.12

   Had compensation cost been determined based on the fair value of stock option awards at the date of grant based on the Black Scholes pricing model, net income and diluted earnings per share would have been:

                                                        1999    2000    2001
                                                       ------- ------- -------
   Net Income:
     As reported...................................... $17,270 $26,100 $15,118
     Pro forma........................................ $10,739 $14,094 $(4,977)
   Diluted earnings per share:
     As reported...................................... $  1.09 $  1.61 $  0.83
     Pro forma........................................ $  0.71 $  0.89 $ (0.28)

 Stock Purchase Plan

   We have an employee Stock Purchase Plan to allow our employees to participate in the Company's future. The Stock Purchase Plan is a payroll deduction plan which permits employees who are employed on the purchase date to purchase shares, on an after-tax basis, of the Company's common stock at 15 percent below market prices at the end of each purchase period. Our plan currently has a two-year offering period with four interim purchase periods of six months. The plan has a look-back feature as well as a reset feature.

Retirement Plan

   We have a 401(k) retirement plan, or 401(k) Plan, for all of our eligible U.S. employees, as defined in the 401(k) Plan document. The 401(k) Plan qualifies under Section 401(k) of the Internal Revenue Code as a salary reduction plan. Employees may elect to contribute a certain percentage of their salary on a before-tax basis. Employees are immediately fully vested in both their contributions and in employer contributions, as defined in

                   DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES the 401(k) Plan document. The 401(k) Plan is a defined contribution plan with employer matching dollar for dollar on the first three percent of salary contributions and fifty cents for each dollar of salary contributions on the next two percent. Company matching contributions to the 401(k) Plan totaled $1,560, $1,727 and $1,992 in 1999, 2000 and 2001, respectively.

15. Special Charges

   In the year ended June 30, 2001, we recorded pre-tax special charges totaling $36,101 related to cost reduction programs. The pre-tax special charge recorded in the quarter ended March 31, 2001 was $11,883 and the special charge recorded in the quarter ended June 30, 2001 was $24,218. The cost reduction programs and related special charges consisted of the following:

  . Building costs and asset write-downs related to the closing of our Gresham, Oregon facility. We determined that our estimated recoverable value was $5,300 based on an appraisal and we have reclassified this amount to assets held for sale.

  . The asset write-downs related primarily to trailing-edge production equipment and leasehold improvements that were removed from service and disposed or are being held for sale. The assets have an estimated salvage value of approximately $719 based on appraisals which has been reclassified to assets held for sale.

  . Employee severance expenses related to the closure and sale of our Hamilton, Scotland facility and workforce reductions in the United States related to the decommissioning of trailing edge production lines. Approximately 90 percent of the 139 terminated employees left our company by June 30, 2001. The employee terminations were primarily manufacturing positions.

   A summary of the special charges is shown below:

                                       Gresham,
                                        Oregon
                                       Facility    Asset    Employee
                                       Closure   Writedowns Severance  Total
                                       --------  ---------- --------- -------
   Fiscal 2001 charges................ $11,883    $21,403    $2,815   $36,101
   Utilized in fiscal 2001............ (11,883)   (21,403)   (1,148)  (34,434)
                                       -------    -------    ------   -------
   Remaining liability at June 30,
    2001.............................. $    --    $    --    $1,667   $ 1,667
                                       =======    =======    ======   =======

   The $1,667 accrued severance was completely paid out during July and August 2001. No additional expenditures are expected to complete the restructuring program.

16. Earnings Per Share

   Basic earnings per share, or basic EPS, is computed by dividing net income by the weighted number of common shares outstanding during each period. Diluted EPS is computed by dividing net income by the weighted average number of common share and common share equivalents outstanding (if dilutive) during each period. Common share equivalents include stock options. The number of common share equivalents outstanding relating to stock options is computed using the treasury stock method.

   The reconciliation of the denominators used to calculate the basic EPS and diluted EPS are as follows:

                                                    Year Ended June 30,
                                              --------------------------------
                                                 1999       2000       2001
                                              ---------- ---------- ----------
   Weighted average shares outstanding--
    basic.................................... 15,299,339 15,547,538 17,393,505
     Plus: Common share equivalents..........    480,842    679,162  1,168,050
                                              ---------- ---------- ----------
   Weighted average shares outstanding--
    dilutive................................. 15,780,181 16,226,700 18,561,555
                                              ========== ========== ==========

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

   Stock options to acquire 97,650, 10,500, and 1,189,243 shares for the years ended June 30, 1999, 2000, and 2001, respectively, were not included in the computations of diluted earnings per share because the effect of including these stock options would have been anti-dilutive.

17. Provision for Income Taxes

   The provision for income taxes consists of the following:

                                                        Year Ended June 30,
                                                       ------------------------
                                                        1999    2000     2001
                                                       ------  -------  -------
   Current:
     Federal.......................................... $5,809  $ 8,018  $ 2,653
     State............................................  1,410    1,488      423
     Non-U.S..........................................    904    1,072   10,889
   Deferred:
     Federal..........................................   (443)  (2,104)  (5,047)
     State............................................   (106)    (289)    (763)
     Non-U.S..........................................    189    1,965   (2,880)
                                                       ------  -------  -------
   Provision for income taxes......................... $7,763  $10,150  $ 5,275
                                                       ======  =======  =======

   The provision for income taxes differs from the amount computed by applying the federal statutory rate to pretax income from continuing operations as a result of the following:

                                                      Year Ended June 30,
                                                    -------------------------
                                                     1999     2000     2001
                                                    -------  -------  -------
   Tax at 35% statutory federal tax rate........... $ 8,762  $12,688  $ 7,306
   Difference in effective tax rate for non-U.S.
    operations.....................................   1,460   (1,118)      53
   Foreign tax exemptions..........................  (4,987)  (3,893)  (2,046)
   Tax credits.....................................      --       --     (933)
   Change in valuation allowance...................   1,997    1,889    1,532
   State taxes, net of federal.....................     675      840     (221)
   Other...........................................    (144)    (256)    (416)
                                                    -------  -------  -------
   Provision for income taxes...................... $ 7,763  $10,150  $ 5,275
                                                    =======  =======  =======

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

   Deferred tax assets (liabilities) consist of the following:

                                                                 June 30,
                                                             ------------------
                                                               2000      2001
                                                             --------  --------
   Deferred tax assets:
     Inventories and other basis difference................. $  1,820  $  1,888
     Loss carryovers........................................    4,213     9,963
     Accrued liabilities....................................    5,580     4,401
     Intangible assets......................................    1,568     2,082
     Credit facility........................................    1,667        --
     Stock option timing difference.........................    1,124     7,282
     Accrued special charges................................       --     6,490
     Tax credits and other..................................    3,789     3,531
                                                             --------  --------
       Deferred tax assets..................................   19,761    35,637
                                                             ========  ========
   Deferred tax liabilities:
     Depreciation...........................................  (10,122)  (15,471)
     Other..................................................   (5,682)   (5,987)
                                                             --------  --------
       Deferred tax liabilities.............................  (15,804)  (21,458)
                                                             --------  --------
       Valuation allowance..................................   (3,886)   (5,418)
                                                             --------  --------
       Deferred income taxes................................ $     71  $  8,761
                                                             ========  ========

   We have entered into a tax indemnification agreement with DuPont. The amount due from DuPont under the tax indemnification agreement was negligible at June 30, 2001. We have U.S. capital loss carryforwards of $26,513. The tax benefit related to of $18,513 of these carryforwards is payable to DuPont under the tax indemnification agreement. The remaining capital loss carryforward of $8,000 is a result of the sale of our Hamilton, Scotland facility in the quarter ended June 30, 2001. The tax benefit of this carryforward is fully provided for in our valuation allowance due to the uncertainty of our generating sufficient capital gains during the five year carryforward period.

   A substantial portion of our Far East manufacturing operations in Korea, China, Taiwan and Singapore operate at a reduced tax rate or free of tax under various tax holidays which expire in whole or in part during fiscal years 2003 through 2010. Certain tax holidays may be extended if specific conditions are met.

   At June 30, 2001, foreign subsidiaries had net operating loss carryforwards for income tax purposes of $6,184 which may be carried forward three to five years. For financial reporting purposes, a full valuation allowance was established against the deferred tax assets relating to the net operating loss carryforwards.

   Undistributed earnings of certain subsidiaries are considered indefinitely reinvested. We have not provided deferred tax liabilities for additional income taxed that would result from repatriation of these earnings. However, if all undistributed earnings were repatriated as of June 30, 2001, the provision for income taxes would increase and net income would decrease by approximately $28,000.

   We recorded the deferred tax benefit arising from our second credit facility with DuPont as well as the current tax benefit arising from exercises of stock options as a contribution to additional paid-in capital.

18. Segment Information

   The Company conducts operations worldwide and is managed on a geographic basis, with those geographic segments being the North America, Europe and Asia. The North America segment only consists of

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES the U. S., the Europe Segment includes Scotland, France and Germany and the Asia segment includes China, Korea, Taiwan and Singapore. Segment information as of or for the years ended June 30 is as follows:

                             North
                            America    Europe     Asia   Eliminations  Total
                            --------  --------  -------- ------------ --------
   1999
   Sales................... $157,401  $ 51,783  $ 54,831   $     --   $264,015
   Transfers between
    geographic areas.......   20,429     2,615     6,482    (29,526)        --
                            --------  --------  --------   --------   --------
                            $177,830  $ 54,398  $ 61,313   $(29,526)  $264,015
                            ========  ========  ========   ========   ========
   Net income (loss)....... $  7,322  $ (1,861) $ 11,809   $     --   $ 17,270
   Identifiable assets..... $257,953  $ 74,365  $148,088   $     --   $480,406
   2000
   Sales................... $194,495  $ 58,416  $ 75,161   $     --   $328,072
   Transfers between
    geographic areas.......   22,627     3,856    14,344    (40,827)        --
                            --------  --------  --------   --------   --------
                            $217,122  $ 62,272  $ 89,505   $(40,827)  $328,072
                            ========  ========  ========   ========   ========
   Net income (loss)....... $  7,731  $   (606) $ 18,975   $     --   $ 26,100
   Identifiable assets..... $278,066  $110,531  $255,629   $     --   $644,226
   2001
   Sales................... $235,287  $ 83,200  $ 89,459   $     --   $407,946
   Transfers between
    geographic areas.......   23,493    12,131    26,814    (62,438)        --
                            --------  --------  --------   --------   --------
                            $258,780  $ 95,331  $116,273   $(62,438)  $407,946
                            ========  ========  ========   ========   ========
   Net income (loss)....... $ (9,915) $  5,372  $ 19,661   $     --   $ 15,118
   Identifiable assets..... $366,832  $113,944  $286,676   $     --   $767,452

   Sales outside the U.S. of products manufactured in and exported from the U.S. are not significant. Products are transferred between geographic areas on a basis intended to approximate the market value of such products.

19. Commitments and Contingencies

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

   Our operations and our ownership of real property are subject to various environmental laws and regulations that govern, among other things, the discharge of pollutants into the air and water and the handling, use, storage, disposal and clean-up of solid and hazardous wastes. Compliance with such laws and regulations requires that we incur capital expenditures and operating costs in connection with our ongoing operations. In addition, such laws and regulations may impose liabilities on owners and operators of businesses and real property without regard to fault and such liabilities may be joint and several with other parties. More stringent environmental laws and regulations may be enacted in the future, which may require us to expend additional amounts on environmental compliance or may require modifications in our operations. Although we are unable to predict the extent of our future liability with respect to any environmental matters, we believe, based upon current information, that environmental liabilities will not be material to our financial position or results of operations. DuPont has agreed to indemnify us for any environmental contamination present on our

                    DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES manufacturing sites at June 13, 1996, the date of our initial public offering, or present at any such site due to the generation, use, treatment, storage, release, emission, discharge or disposal of hazardous waste or hazardous materials before such date. The Environmental Protection Agency is reviewing a groundwater contamination issue at our Danbury, Connecticut site under voluntary corrective action. Any such contamination is believed to be offsite or historical, and, if that is the case, any environmental liabilities would be covered by the indemnification agreement with DuPont.

20. Unaudited Quarterly Financial Data

   Unaudited quarterly financial data for fiscal years 2000 and 2001 is as follows:

                                                    Quarter
                                  -------------------------------------------
                                    First      Second     Third      Fourth
                                  ---------- ---------- ---------- ----------
   2000
   Sales......................... $   74,122 $   73,761 $   86,790 $   93,399
   Operating profit.............. $    9,355 $    5,898 $   10,914 $   13,252
   Net income.................... $    6,577 $    4,312 $    7,112 $    8,099
   Basic earnings per share...... $     0.43 $     0.28 $     0.45 $     0.52
   Diluted earnings per share.... $     0.41 $     0.27 $     0.44 $     0.49
   Basic weighted average shares
    outstanding.................. 15,364,005 15,479,965 15,636,474 15,709,708
   Diluted weighted average
    shares outstanding........... 16,003,505 16,144,735 16,281,769 16,477,490
   2001
   Sales......................... $  100,528 $  106,566 $  108,015 $   92,838
   Operating profit (loss)....... $   15,869 $   16,413 $    5,097 $  (23,030)
   Net income (loss)............. $   10,163 $   11,764 $    9,039 $  (15,848)
   Basic earnings per share...... $     0.60 $     0.68 $     0.51 $    (0.89)
   Diluted earnings per share.... $     0.55 $     0.63 $     0.48 $    (0.89)
   Basic weighted average shares
    outstanding.................. 16,899,419 17,271,186 17,597,060 17,806,356
   Diluted weighted average
    shares outstanding........... 18,598,145 18,712,825 19,126,693 17,806,356

   Quarterly data for the first, second and third quarters of fiscal 2001 has been restated to reflect our adoption, effective July 1, 2000 of the guidance given by SAB No. 101.