Form 10-Q
period 2001-09-30
DUPONT PHOTOMASKS INC
filed 2001-10-29
CIK 1012128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

Commission file number 0–20839

DUPONT PHOTOMASKS, INC.

 (Exact name of registrant as specified in our charter)

Delaware	74–2238819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

131 Old Settlers Boulevard

Round Rock, Texas 78664

(Address of Principal Executive Offices)

Registrant's telephone number, including area code: (512) 310–6500

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

                As of October 19, 2001, there were 17,853,533 shares of the registrant's common stock, $.01 par value, outstanding.

PART I

Item 1.  Financial Statements

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(Dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,
	2000	2001

Sales	$100,528	$77,461
Cost of goods sold	64,982	67,264
Selling, general and administrative expense	12,019	9,460
Research and development expense	7,658	6,460

Operating profit (loss)	15,869	(5,723)
Loss on warrants, net	-	(1,101)
Other income, net	269	1,320

Income (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	16,138	(5,504)
Provision for (benefit from) income taxes	4,140	(4,120)

Income (loss) before minority interest and cumulative effect of change in accounting principle	11,998	(1,384)
Minority interest in income of joint ventures	(1,354)	(1,599)
Income (loss) before cumulative effect of change in accounting principle	10,644	(2,983)
Cumulative effect of change in accounting principle	(481)	-
Net income (loss)	$10,163	$(2,983)

Basic earnings (loss) per share:
Before cumulative effect of change in accounting principle	$0.63	$(0.17)

After cumulative effect of change in accounting principle	$0.60	$(0.17)

Average shares outstanding	16,899,419	17,835,283

Diluted earnings (loss) per share:
Before cumulative effect of change in accounting Principle	$0.58	$(0.17)

After cumulative effect of change in accounting Principle	$0.55	$(0.17)

Weighted average shares outstanding	18,598,145	17,835,283

The accompanying notes are an integral part of this statement.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share amounts)

ASSETS

	June 30, 2001	September 30, 2001
		(unaudited)

Current assets:
Cash and cash equivalents	$138,590	$129,425
Accounts receivable, trade, net	71,879	57,586
Accounts receivable, related parties	1,212	1,646
Inventories, net	19,105	17,850
Deferred income taxes	19,414	18,664
Prepaid expenses and other current assets	14,758	16,995
Total current assets	264,958	242,166
Assets held for sale	6,019	5,947
Property and equipment, net	456,095	468,733
Accounts receivable, related parties	1,205	1,189
Deferred income taxes	10,805	17,146
Other assets, net	28,370	25,640
Total assets	$767,452	$760,821

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$54,350	$45,320
Accounts payable, related parties	3,960	1,568
Short–term borrowings	6,490	12,389
Income taxes payable	2,262	7,266
Other accrued liabilities	58,667	63,469
Total current liabilities	125,729	130,012
Long–term borrowings	3,250	3,168
Long-term convertible notes	100,000	100,000
Deferred income taxes	21,458	22,206
Other liabilities	19,432	7,686
Minority interest in net assets of joint ventures	39,303	41,030
Total liabilities	309,172	304,102
Commitments and contingencies (See Notes)
Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 17,806,897 and 17,850,581 issued and outstanding, respectively	178	179
Additional paid–in capital	310,763	312,184
Retained earnings	147,339	144,356
Total stockholders' equity	458,280	456,719
Total liabilities and stockholders' equity	$767,452	$760,821

The accompanying notes are an integral part of this statement.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

 (unaudited)

	Three Months Ended September 30,
	2000	2001

Cash flows from operating activities:
Net income (loss)	$10,163	$(2,983)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	17,243	22,108
Tax benefit from employee stock options	1,080	36
Loss on warrants, net	-	1,101
Minority interest in income of joint ventures	1,354	1,599
Deferred income tax benefit	(142)	(4,843)
Other	(208)	(134)
Cash provided by (used in) changes in assets and liabilities:
Accounts receivable, trade, net	(11,578)	7,092
Accounts receivable, related parties	(539)	(434)
Inventories, net	(3,049)	1,255
Prepaid expenses and other current assets	(6,768)	(3,895)
Accounts payable, trade	(18,758)	(9,012)
Accounts payable, related parties	240	(2,392)
Other accrued liabilities	(957)	5,612

Net cash (used in) provided by operating activities	(11,919)	15,110

Cash flows from investing activities:
Purchases of property and equipment	(26,737)	(33,483)
Proceeds from sale of property and equipment	10	2,416
Proceeds from sale of warrants and investments	-	311

Net cash used in investing activities	(26,727)	(30,756)

Cash flows from financing activities:
Proceeds from borrowings	973	6,400
Payments of borrowings	(1,958)	(1,076)
Proceeds from borrowings, related parties	25,000	-
Payments of borrowings, related parties	(175,000)	-
Proceeds from issuance of convertible notes, net	97,600	-
Proceeds from issuance of common stock under employee plans	910	1,386
Proceeds from issuance of common stock, net	103,814	-

Net cash provided by financing activities	51,339	6,710

Effect of exchange rate changes on cash	(51)	(229)

Net increase (decrease) in cash and cash equivalents	12,642	(9,165)
Cash and cash equivalents at beginning of period	42,203	138,590

Cash and cash equivalents at end of period	$54,845	$129,425

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$503	$144
Taxes	$1,406	$(4,157)

The accompanying notes are an integral part of this statement.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares

Amount

Balance at June 30, 2000	15,767,813	$158	$179,591	$135,906	$-	$315,655
Contribution of capital	-	-	11,121	-	-	11,121
Issuance of common stock under employee plans	616,862	6	16,252	-	-	16,258
Issuance of common stock	1,422,222	14	103,799	-	-	103,813
Net income	-	-	-	15,118	-	15,118
Dividends to minority interest in joint venture	-	-	-	(3,685)	-	(3,685)
Unrealized gain on warrants	-	-	-	-	8,355	8,355
Reclassification of gain on warrants to net income	-	-	-	-	(8,355)	(8,355)

Balance at June 30, 2001	17,806,897	178	310,763	147,339	-	458,280

Contribution of capital	-	-	36	-	-	36
Issuance of common stock under employee plans	43,684	1	1,385	-	-	1,386
Net (loss)	-	-	-	(2,983)	-	(2,983)

Balance at September 30, 2001 (unaudited)	17,850,581	$179	$312,184	$144,356	$-	$456,719

The accompanying notes are an integral part of this statement.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Dollars in thousands, except per share amounts)

 (unaudited)

1.             Basis of Presentation

                The interim consolidated financial statements presented herein include the accounts of DuPont Photomasks, Inc. and our majority-owned and wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. All adjustments have been made to the accompanying interim consolidated financial statements which are, in the opinion of our management, necessary for a fair presentation of our operating results and include all adjustments of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2001.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. Certain reclassifications have been made in the prior period financial statements to conform with the current period presentation.

2.             Property and Equipment

                Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining duration of the lease.  Accumulated depreciation was $317,861 at June 30, 2001 and $332,893 at September 30, 2001.

3.             New Accounting Pronouncements

                In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 141, “Business Combinations.”  SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001.  The purchase method of accounting is required to be used for all business combinations initiated after June 30, 2001.  SFAS No. 141 also defines the criteria for identifying intangible assets for recognition apart from goodwill.  We have adopted SFAS No. 141 effective July 1, 2001.  Adoption of this accounting standard had no impact on our current results of operations or financial position.

                Also in July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142, discontinues amortization of acquired goodwill and instead requires annual impairment testing.  Separable intangible assets will be amortized over their useful economic lives and tested for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed of.”  Intangible assets with an indefinite useful economic life will not be amortized until the life of the asset is determined to be finite.  For goodwill and indefinite-lived intangible assets acquired prior to July 1, 2001, amortization will continue until adoption of SFAS No. 142 at which time amortization will cease and a transitional impairment test will be performed. Any impairment charges resulting from the initial application of the new rules will be classified as a cumulative effect of change in accounting principle.  We are currently evaluating the impact of SFAS No. 142 on our future results of operations and financial position.  We must adopt SFAS No. 142 by July 1, 2002.

                In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of.  We are currently evaluating the impact of SFAS No. 144 on our future results of operations and financial position.  We must adopt SFAS No. 144 by July 1, 2002.

4.             Revenue Recognition

                Product revenue is recognized when both title and risk of loss transfers to the customer, provided that no significant obligations remain. Provision is made for an estimate of product returns and doubtful accounts, based on historical experience.

                Effective July 1, 2000, the Company changed its accounting for revenue recognition in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements.” Previously, the Company had recognized revenue at the date of shipment. Under the new accounting method adopted retroactive to July 1, 2000, the Company now recognizes product revenue when both title and risk of loss transfers to the customer, provided that no significant obligations remain. The cumulative effect of the change on prior years' retained earnings resulted in a charge to income for the year ended June 30, 2001 of $481 (net of income taxes of $187).

5.             Special Charges

                In the year ended June 30, 2001, we recorded pre-tax special charges totaling $36,101 consisting of the following:

•      Building costs and asset write-downs related to the closing of our Gresham, Oregon facility.  We determined that our estimated recoverable value was $5,300 based on an appraisal and we have reclassified this amount to assets held for sale.

•      Asset write-downs related primarily to trailing-edge production equipment and leasehold improvements that were removed from service and disposed of or are being held for sale. The assets had an estimated salvage value of approximately $719 based on appraisals which was reclassified to assets held for sale.  As of September 30, 2001, $647 remains in assets held for sale.

•      Employee severance expenses related to the closure and sale of our Hamilton, Scotland facility and workforce reductions in the United States related to the decommissioning of trailing edge production lines. The employee terminations were primarily manufacturing positions.

A summary of accrued liabilities relating to the special charges is shown below:

Employee Severance

Liabilities at June 30, 2001	$1,667
Utilized in the quarter ended September 30, 2001	(1,667)

Remaining liabilities at September 30, 2001	$-

6.             Derivative Instruments and Hedging Activities

                Forward foreign exchange contracts are utilized to mitigate the risks associated with currency fluctuations on certain international revenue and balance sheet exposures, and are, therefore, held primarily for purposes other than trading.  Unrealized gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts designated to offset certain non-U.S. dollar denominated assets and liabilities are recognized as other income or expense in the period in which the exchange rates change.  They offset the foreign currency gains and losses on the underlying exposures being hedged.  The aggregate fair value of our forward foreign exchange contracts outstanding was $21,322 with an unrealized gain recorded in the consolidated income statement of $845 as of and during the quarter ended September 30, 2001. These instruments may involve elements of credit and market risk in excess of the amounts recognized in the financial statements.  We monitor our positions and the credit quality of counter-parties, consisting primarily of major financial institutions, and do not anticipate nonperformance by any counter-party.

                In addition, we have sold and still hold warrants to purchase securities of a strategic partner.  During the quarter ended September 30, 2001, we sold warrants resulting in a realized gain using the specific identification costing method of $183 in the accompanying consolidated income statement.  Additionally, unrealized holding losses of $1,284 for vested warrants were recorded in the accompanying consolidated income statement during the quarter ended September 30, 2001.  The estimated fair value of the warrants is based on third-party broker quotes.

7.             Earnings Per Share

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

                The reconciliation of the amounts used to calculate the basic EPS and diluted EPS are as follows:

	Three Months Ended September 30,
	2000	2001

Net income for the period – basic	$10,163	$(2,983)
Dilutive effect of convertible notes	92	-

Net income for the period – diluted	$10,255	$(2,983)

Weighted average shares outstanding – basic	16,899,419	17,835,283
Plus: Common share equivalents	1,698,726	-

Weighted average shares outstanding – dilutive	18,598,145	17,835,283

                Stock options to acquire 17,950 shares for the quarter ended September 30, 2000 and 3,644,011 shares for the quarter ended September 30, 2001 were not included in common share equivalents because the effect of including these stock options would have been anti-dilutive.

8.             Comprehensive Income

                We have adopted SFAS No. 130, "Reporting Comprehensive Income."  Our comprehensive income is comprised of net income and unrealized gains and losses on certain investments in debt and equity securities. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended September 30,
	2000	2001

Net income (loss) for the period	$10,163	$(2,983)
Other comprehensive income:
Unrealized gain on warrants, net of tax of $4,118	6,440	-

Total comprehensive income	$16,603	$(2,983)

9.             Segment Information

                In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” segment information is as follows:

North America

Europe

Asia

Eliminations

Total

Three Months Ended September 30, 2000
Sales	$58,513	$20,472	$21,543	$-	$100,528
Transfers between geographic segments	5,760	3,111	4,946	(13,817)	-
	$64,273	$23,583	$26,489	$(13,817)	$100,528
Net income (loss)	$3,079	$2,957	$4,127	$-	$10,163

June 30, 2001
Identifiable assets	$366,832	$113,944	$286,676	$-	$767,452

Three Months Ended September 30, 2001
Sales	$39,463	$13,875	$24,123	$-	$77,461
Transfers between geographic segments	5,391	217	7,297	(12,905)	-
	$44,854	$14,092	$31,420	$(12,905)	$77,461
Net income	$(2,746)	$(6,268)	$6,031	$-	$(2,983)

September 30, 2001
Identifiable assets	$342,050	$114,511	$304,260	$-	$760,821

                Products are transferred between geographic areas on a basis intended to approximate the market value of such products.

10.          Provision For (Benefit From) Income Taxes

                As a result of our loss from operations in the quarter ended September 30, 2001, we have recorded a tax benefit of $4,120 resulting in an increase in related net tax assets of $4,843. While we have taxable income for U.S. federal purposes in the applicable carryback periods to apply against a portion of the current period loss, realizability of the recorded tax assets is dependent primarily on future taxable income. We believe that sufficient future taxable income will be generated in order to utilize the future deductible amounts arising during fiscal 2002 and that these tax assets are realizable, although there can be no assurance that this will be the case.

11.          Commitments and Contingencies

                We have various purchase commitments incidental to the normal course of business including non-refundable deposits to purchase equipment. In the aggregate, such commitments are not at prices in excess of current market. We also have guaranteed a portion of certain equipment leases of the DPI Reticle Technology Center, or RTC.  Such leases are generally for four years and provide for payments not in excess of current market.

                We are subject to litigation in the normal course of business. We believe the effect, if any, of an unfavorable settlement of such litigation would not have a material adverse impact on our financial position, results of operations, cash flows or liquidity.

                Our operations and our ownership of real property are subject to various environmental laws and regulations that govern, among other things, the discharge of pollutants into the air and water and the handling, use, storage, disposal and clean-up of solid and hazardous wastes.  Compliance with such laws and regulations requires that we incur capital expenditures and operating costs in connection with our ongoing operations.  In addition, such laws and regulations may impose liabilities on owners and operators of businesses and real property without regard to fault and such liabilities may be joint and several with other parties.    More stringent environmental laws and regulations may be enacted in the future, which may require us to expend additional amounts on environmental compliance or may require modifications in our operations. Although we are unable to predict the extent of our future liability with respect to any environmental matters, we believe, based upon current information, that environmental liabilities will not be material to our financial position or results of operations. E.I. duPont de Nemours & Company, or DuPont, has agreed to indemnify us for any environmental contamination present on our manufacturing sites at June 13, 1996, the date of our initial public offering, or present at any such site due to the generation, use, treatment, storage, release, emission, discharge or disposal of hazardous waste or hazardous materials before such date. The Environmental Protection Agency is reviewing a groundwater contamination issue at our Danbury, Connecticut site under voluntary corrective action. Any such contamination is believed to be offsite or historical, and, if that is the case, any environmental liabilities would be covered by the indemnification agreement with DuPont.

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

Overview

                Based on worldwide sales, we believe we are one of the largest photomask manufacturers in the world. We sell our products to over 300 customers in over 20 different countries. Essentially all of our sales are to customers in the semiconductor manufacturing industry. We manufacture a broad range of photomasks based on customer–supplied design data. We also manufacture photoblanks and pellicles, the principal components of photomasks, primarily for internal consumption. We operate globally with established manufacturing facilities in North America, Europe and Asia.

                We believe that over the long-term demand for photomasks in the semiconductor manufacturing process will increase due to the following trends:

                •               Proliferation of semiconductor applications;

                •               Customization of semiconductor designs;

                •               Increasing semiconductor device complexity;

                •               Decreasing size of semiconductor designs; and

                •               Shorter product lifecycles.

                These trends have increased the importance of photomask technology in the semiconductor manufacturing process. The current downturn in the semiconductor industry has decreased demand for photomask products, especially at the trailing edge.

                Photomask manufacturing operations are capital intensive. Accordingly, at a given threshold of manufacturing capacity, a high proportion of our operating costs are fixed and remain relatively constant as sales volume increases or decreases. To the extent that we have underutilized production capacity, operating profit increases or decreases significantly as sales volume increases or decreases.

Results of Operations

                Sales.  Sales are comprised primarily of photomask sales to semiconductor manufacturers. Sales decreased 22.9 percent from $100.5 million in the quarter ended September 30, 2000 to $77.5 million in the quarter ended September 30, 2001. Sales produced in North America and Europe decreased from $58.5 million and $20.5 million, respectively, in the three months ended September 30, 2000 to $39.5 million and $13.9 million, respectively, in the three months ended September 30, 2001 while sales produced in Asia increased from $21.5 million in the three months ended September 30, 2000 to $24.1 million in the three months ended September 30, 2001.  We continue to feel the effect of the steep drop in the global semiconductor market that began in the third quarter of fiscal 2001.  We have experienced a falloff in unit demand at the trailing edge from the quarter ended September 30, 2000 to the quarter ended September 30, 2001.  Additionally our strategic partners with internal photomask operations have significantly reduced outsourcing, with the bulk of the impact at the leading edge.  However, the latter was offset by growth in the leading edge business from other customers.  Increased sales in our joint ventures accounted for the increase in sales produced in Asia.  Overall pricing held firm during the quarter ended September 30, 2000 to the quarter ended September 30, 2001.  For the quarter ending December 31, 2001, we expect sales to be in the $70.0 million to $80.0 million range.

                Cost of Goods Sold.  Cost of goods sold consists of materials, labor, depreciation and overhead.  Cost of goods sold increased 3.5 percent from $65.0 million to $67.3 million for the quarter ended September 30, 2000 and 2001, respectively.  The increase resulted primarily from an increase in depreciation costs of approximately $4.1 million, partially offset by the positive results of the restructuring programs implemented during the third and fourth quarters of fiscal 2001.  Gross profit margin decreased from 35.5 percent for the quarter ended September 30, 2000 to 13.2 percent for the quarter ended September 30, 2001.  The decrease in gross profit margin resulted from decreased production volumes reflecting decreased sales.  The impact of fixed costs on gross profit margins is magnified during periods of decreasing sales.  We anticipate that, unless revenues increase in the short term, gross margin rates will be under pressure due to the effect of our fixed costs.

                Selling, General and Administrative Expense.  Selling, general and administrative expense includes salaries of sales and administrative personnel, marketing expense, general and administrative expense and product distribution expense. Selling, general and administrative expense decreased 21.3 percent from $12.0 million for the quarter ended September 30, 2000 to $9.5 million for the quarter ended September 30, 2001 primarily as a result of the cost containment procedures initiated during the fourth quarter of fiscal 2001.   Selling, general and administrative expense as a percentage of sales increased from 12.0 percent for the three months ended September 30, 2000 to 12.2 percent for the three months ended September 30, 2001 as a result of decreased sales reflecting the effect of fixed expenses as a percentage of decreasing revenues.

                Research and Development Expense.  Research and development expense consists primarily of employee costs, cost of material consumed, depreciation, engineering related costs and our share of costs of the RTC. Research and development expense decreased 15.6 percent from $7.7 million for the quarter ended September 30, 2000 to $6.5 million for the quarter ended September 30, 2001 primarily as a result of the cost containment procedures initiated during the fourth quarter of fiscal 2001 and synergies realized by virtue of the recent reorganization of our technical group.  Research and development expense as a percentage of sales increased from 7.6 percent for the quarter ended September 30, 2000 to 8.3 percent for the quarter ended September 30, 2001.  The increase was due primarily to decreased sales.  We continue to focus on research and development in all of our advanced production facilities and in the RTC, our joint venture with Advanced Micro Devices, Micron Technology and Motorola, whose primary focus is to develop advanced photomask technology and manufacture leading edge photomasks. We believe that, because of our continued focus on research and development, we will be able to help meet the future technology needs of the semiconductor industry for advanced photomasks.

                Loss on Warrants, net. During the quarter ended September 30, 2001, we recognized realized gains of $0.2 million and unrealized losses of $1.3 million on warrants.  As of September 30, 2001, we held 132,280 vested warrants with a market value of $0.4 million.  There can be no assurance that we will be able to realize the current market value of the remaining warrants.

                Other Income, net.  Other income, net includes interest expense, interest income and exchange gains and losses.  Other income, net was $0.3 million for the quarter ended September 30, 2000 and $1.3 million for the quarter ended September 30, 2001.  The increase is primarily due to higher interest income from larger cash balances, combined with lower interest expense as a result of the refinancing of long-term debt completed in the quarter ended September 30, 2000.

                Provision For (Benefit From) Income Taxes.  Our tax expense is based on the statutory rates in effect in the countries in which we operate. Certain of our operations in Asia are subject to various tax holidays which expire in whole or in part during fiscal years 2003 through 2010.  Certain tax holidays may be extended if specific conditions are met.  Our effective tax rate was 28 percent and 58 percent for the quarters ended September 30, 2000 and 2001, respectively.  Our effective tax rate varied from the maximum statutory rate primarily because of shifts in the geographic distribution of earnings and losses between high and low tax rate countries.

                As a result of our loss from operations in the quarter ended September 30, 2001, we have recorded a tax benefit of $4.1 million resulting in an increase in related net tax assets of $4.8 million. While we have taxable income for U.S. federal purposes in the applicable carryback periods to apply against a portion of the current period loss, realizability of the recorded tax assets is dependent primarily on future taxable income. We believe that sufficient future taxable income will be generated in order to utilize the future deductible amounts arising during fiscal 2002 and that these tax assets are realizable, although there can be no assurance that this will be the case.

                Minority Interest in Income of Joint Ventures.  The minority interest impact of our joint ventures was $1.4 million for the quarter ended September 30, 2000 and $1.6 million for the quarter ended September 30, 2001.  Minority interest income reflects our partners’ share of the joint venture operations.  Minority interest income increased primarily because of higher sales volumes and improved profitability of our joint ventures in Asia.

Liquidity and Capital Resources

                Our working capital was $139.2 million at June 30, 2001 and $112.2 million at September 30, 2001. The decrease in working capital was primarily due to our capital expenditures of $33.5 million coupled with our net loss of $3.0 million for the quarter partially offset by additional borrowings of $6.4 million.  Cash and cash equivalents were $138.6 million at June 30, 2001 and $129.4 million at September 30, 2001.  Cash provided by operating activities of $15.1 million for the three months ended September 30, 2001 was due principally to adjustments to the net loss of $3.0 million for depreciation and amortization of $22.1 million.

                Cash used in investing activities was $26.7 million and $30.8 million for the three months ended September 30, 2000 and 2001, respectively.  Cash used for capital expenditures was $26.7 million and $33.5 million for the three months ended September 30, 2000 and 2001, respectively.  Management expects capital expenditures for the remainder of fiscal 2002 to be approximately $65 million with a future capital expenditure rate of spending of approximately 20 to 30 percent of sales.  Capital expenditures have been and will be used primarily to advance our technical capability.  In addition, we may in the future pursue additional acquisitions of businesses, products and technologies, or enter into other joint venture arrangements that could complement or expand our business.  Any material acquisition or joint venture could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid.

                Cash provided by financing activities was $51.3 million and $6.7 million for the three months ended September 30, 2000 and 2001, respectively.  For the quarter ended September 30, 2001, net short-term borrowings increased $5.9 million primarily as a result of working capital requirements in Asia.  Additionally, our employees purchased $1.4 million of common stock under our employee plans.

                Our ongoing cash requirements will be for capital expenditures, acquisitions, research and development and working capital.  Management believes that cash on hand and cash provided by operations will be sufficient to meet our cash requirements for at least the next 12 months. Thereafter, based on our current operating plans, we may require external financing from time to time to fund our capital expenditure requirements.  There can be no assurance that sources of financing will be available if our capital requirements exceed the facility and cash flow from operations. There can be no assurance that we will be able to obtain any additional financing required to fund our capital needs on reasonable terms, or at all.

Other Matters

                In July 2001, the FASB issued SFAS No. 141, “Business Combinations.”  SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001.  The purchase method of accounting is required to be used for all business combinations initiated after June 30, 2001.  SFAS No. 141 also defines the criteria for identifying intangible assets for recognition apart from goodwill.  We have adopted SFAS No. 141 effective July 1, 2001.  Adoption of this new accounting standard had no impact on our current results of operations or financial position.

      Also in July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142, discontinues amortization of acquired goodwill and instead requires annual impairment testing.  Separable intangible assets will be amortized over their useful economic lives and tested for impairment in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets to be Disposed of.”  Intangible assets with an indefinite useful economic life will not be amortized until the life of the asset is determined to be finite.  For goodwill and indefinite-lived intangible assets acquired prior to July 1, 2001, amortization will continue until adoption of SFAS No. 142 at which time amortization will cease and a transitional impairment test will be performed. Any impairment charges resulting from the initial application of the new rules will be classified as a cumulative effect of change in accounting principle.  We are currently evaluating the impact of SFAS No. 142 on our future results of operations and financial position.  We must adopt SFAS No. 142 by July 1, 2002.

                In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of.  We are currently evaluating the impact of SFAS No. 144 on our future results of operations and financial position.  We must adopt SFAS No. 144 by July 1, 2002.

Forward Looking Statements

                This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve a number of risks and uncertainties. Such forward-looking statements are generally accompanied by words such as "intend," "may," "plan," "expect," "believe," "should," "would," "could," "anticipate," or other words that convey uncertainty of future events or outcomes.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations.  Such risks and uncertainties include, without limitation, the following:

•      The current downturn in the semiconductor industry could lead to a decrease in the demand for our photomask products.  The semiconductor industry is highly cyclical and has been subject to significant economic downturns at various times;

•      Our financial results may vary significantly from quarter to quarter or we may fail to meet investor expectations, which would negatively impact the price of our stock;

•      We may be unable to fund significant capital expenditures to expand our operations and to enhance our manufacturing capability in order to keep pace with rapidly changing technologies;

•      Our operating results could be adversely affected by under-utilized production capacity;

•      Macroeconomic effects on the semiconductor industry;

•      We may be unable to enhance our existing products and to develop and manufacture new products and upgrades with improved capabilities to satisfy anticipated demand for more technologically advanced photomasks;

•      We may not remain competitive and increased competition could seriously harm our business;

•      If a fundamental change in our business were to occur, we cannot assure you that we will have sufficient funds to pay the redemption price for all the notes tendered by the holders of the subordinated convertible notes, although DuPont would be required to pay the redemption price under its guarantee.  In that case, our failure to redeem tendered notes would constitute an event of default under the indenture for the notes, and may constitute a default under the terms of other indebtedness that we may enter into from time to time;

•      E.I. duPont de Nemours & Company has influence on all stockholder votes;

•      Our success depends, in part, upon key managerial, engineering and technical personnel as well as our ability to continue to attract and retain additional personnel and integrate new personnel into key positions; and

•      Other risks indicated in our other filings with the Securities and Exchange Commission, including but not limited to those factors which are fully discussed under the caption "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on September 17, 2001.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates.  As of September 30, 2001, we had $100.0 million in non-interest bearing convertible notes and approximately $15.6 million in interest bearing debt of which approximately $12.4 million was short-term debt. As a result, changes in the interest rate market would change the estimated fair value of our long-term debt. We believe that a 10 percent change in the interest rate would not have a material effect on our business, financial condition, results of operations or cash flows.

                Foreign Currency Exposure.   Non-U.S. operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material effect on our results of operations.  Any exchange rate fluctuations can affect our margins since we may have imbalances between some foreign currency denominated revenues and expenses, and we may be unable to hedge them completely.  Our financial statements reflect remeasurement of items denominated in non-U.S. currencies to U.S. dollars, our functional currency. Exchange gains or losses are included in income in the period in which they occur. We monitor our exchange rate exposure and attempt to reduce such exposure by hedging. We have entered into forward contracts in currencies of the countries in which we conduct business in order to reduce such exposure.  At September 30, 2001, the fair value of our forward foreign exchange contracts outstanding was $21.3 million with an unrealized gain recorded in the consolidated income statement of $0.8 million as of and during the quarter ended September 30, 2001. These instruments may involve elements of credit and market risk in excess of the amounts recognized in the financial statements.  We monitor our positions and the credit quality of counter-parties, consisting primarily of major financial institutions, and do not anticipate nonperformance by any counter-party.  There can be no assurance that such forward contracts or any other hedging activity will be available or adequate to eliminate, or even mitigate, the impact of our exchange rate exposure. There can be no assurance that such risks will not have a material adverse impact on our liquidity and results of operations in the future.

PART II

Item 1. Legal Proceedings

                We are not currently involved in any material legal proceedings.

Item 2. Changes in Securities

                None

Item 3. Defaults Upon Senior Securities

                Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

                None

Item 5. Other Information

                None

Item 6. Exhibits and Reports on Form 8–K

                (A) Exhibits

                (11) Statement re Earnings Per Share Computation

                (B) Reports on Form 8–K

                None

SIGNATURES

                Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dupont Photomasks, Inc. (Registrant)

Date: October 29, 2001	By:	/s/ Gerd Stoecker
Gerd Stoecker Executive Vice President – Finance and Chief Financial Officer (Principal Financial Officer)