Form 10-Q
period 2001-12-31
DUPONT PHOTOMASKS INC
filed 2002-02-08
CIK 1012128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

Commission file number 0–20839

DUPONT PHOTOMASKS, INC.

(Exact name of registrant as specified in our charter)

Delaware	74–2238819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

131 Old Settlers Boulevard

Round Rock, Texas 78664

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (512) 310–6500

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

                As of January 31, 2002, there were 17,863,787 shares of the registrant’s common stock, $.01 par value, outstanding.

TABLE OF CONTENTS

Part I

Item 1.Financial Statements

Consolidated Income Statement (unaudited) for the Three Months Ended December 31, 2000 and 2001 and for the Six Months Ended December 31, 2000 and 2001
Consolidated Balance Sheet at June 30, 2001 and December 31, 2001 (unaudited)
Consolidated Statement of Cash Flows (unaudited) for the Six Months Ended December 31, 2000 and2001
Consolidated Statement of Stockholders’ Equity for the Twelve Months Ended June 30, 2001 and the Six Months Ended December 31, 2001 (unaudited)
Notes to Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Part II

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I

Item 1.  Financial Statements

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(Dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2000	2001	2000	2001
Revenue, net	$106,566	$86,625	$207,094	$164,086
Cost of goods sold	68,888	67,422	133,871	134,686
Selling, general and administrative expense	13,342	10,107	25,361	19,567
Research and development expense	7,923	6,868	15,581	13,328
Operating profit (loss)	16,413	2,228	32,281	(3,495)
Gain (loss) on warrants, net	—	863	—	(238)
Other income, net	1,046	176	1,315	1,496
Income (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	17,459	3,267	33,596	(2,237)
Provision for (benefit from) income taxes	4,574	507	8,713	(3,613)
Income before minority interest and cumulative effect of change in accounting principle	12,885	2,760	24,883	1,376
Minority interest in income of joint ventures	(1,121)	(2,393)	(2,475)	(3,992)
Income (loss) before cumulative effect of change in accounting principle	11,764	367	22,408	(2,616)
Cumulative effect of change in accounting principle	—	—	(481)	—
Net income (loss)	$11,764	$367	$21,927	$(2,616)

Basic earnings (loss) per share:
Before cumulative effect of change in accounting principle	$0.68	$0.02	$1.31	$(0.15)
After cumulative effect of change in accounting principle	$0.68	$0.02	$1.28	$(0.15)
Weighted average shares outstanding	17,271,186	17,854,578	17,085,303	17,844,930

Diluted earnings (loss) per share:
Before cumulative effect of change in accounting principle	$0.63	$0.02	$1.21	$(0.15)
After cumulative effect of change in accounting principle	$0.63	$0.02	$1.19	$(0.15)
Weighted average shares outstanding	18,712,825	18,055,338	18,649,598	17,844,930

The accompanying notes are an integral part of this statement.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except share data)

ASSETS

	June 30, 2001	December 31, 2001
		(unaudited)
Current assets:
Cash and cash equivalents	$138,590	$108,861
Accounts receivable, trade, net	71,879	58,609
Accounts receivable, related parties	1,212	2,575
Inventories, net	19,105	16,379
Deferred income taxes	19,414	11,370
Prepaid expenses and other current assets	14,758	17,080
Total current assets	264,958	214,874
Assets held for sale	6,019	7,552
Property and equipment, net	456,095	480,817
Accounts receivable, related parties	1,205	1,130
Deferred income taxes	10,805	27,814
Other assets, net	28,370	23,833
Total assets	$767,452	$756,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$54,350	$40,593
Accounts payable, related parties	3,960	1,718
Short-term borrowings	6,490	11,340
Income taxes payable	2,262	7,322
Other accrued liabilities	58,667	61,604
Total current liabilities	125,729	122,577
Long-term borrowings	3,250	3,123
Long-term convertible notes	100,000	100,000
Deferred income taxes	21,458	25,721
Other liabilities	19,432	3,723
Minority interest in net assets of joint ventures	39,303	43,423
Total liabilities	309,172	298,567
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 17,806,897 and 17,857,726 issued and outstanding, respectively	178	179
Additional paid-in capital	310,763	312,551
Retained earnings	147,339	144,723
Total stockholders’ equity	458,280	457,453
Total liabilities and stockholders’ equity	$767,452	$756,020

The accompanying notes are an integral part of this statement.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Six Months Ended December 31,
	2000	2001
Cash flows from operating activities:
Net income (loss)	$21,927	$(2,616)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,452	44,741
Tax benefit from employee stock options	1,628	77
Loss on warrants, net	—	238
Minority interest in income of joint ventures	2,475	3,992
Deferred income tax expense (benefit)	5,954	(4,702)
Other	515	(90)
Cash provided by (used in) changes in assets and liabilities:
Accounts receivable, trade, net	(15,802)	(2,346)
Accounts receivable, related parties	(544)	(1,388)
Inventories, net	(2,579)	2,726
Prepaid expenses and other current assets	5,142	(4,514)
Accounts payable, trade	(24,138)	(13,408)
Accounts payable, related parties	79	(2,242)
Other accrued liabilities	4,220	7,601
Other liabilities	22,500	—
Net cash provided by operating activities	57,829	28,069
Cash flows from investing activities:
Purchases of property and equipment	(55,334)	(68,644)
Proceeds from sale of property and equipment	10	2,669
Proceeds from sale of warrants and investments	—	1,573
Net cash used in investing activities	(55,324)	(64,402)
Cash flows from financing activities:
Proceeds from borrowings	1,289	7,670
Payments of borrowings	(2,057)	(2,564)
Proceeds from borrowings, related parties	25,000	—
Payments of borrowings, related parties	(175,000)	—
Proceeds from issuance of convertible notes, net	97,600	—
Proceeds from issuance of common stock under employee plans	1,419	1,712
Proceeds from issuance of common stock, net	103,814	—
Net cash provided by financing activities	52,065	6,818
Effect of exchange rate changes on cash	(684)	(214)
Net increase (decrease) in cash and cash equivalents	53,886	(29,729)
Cash and cash equivalents at beginning of period	42,203	138,590
Cash and cash equivalents at end of period	$96,089	$108,861
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$525	$274
Taxes	$1,423	$231

The accompanying notes are an integral part of this statement.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Addi- tional Paid-In	Retained	Accumulated Other Compre- hensive	Total Stock- holders’
	Shares	Amount	Capital	Earnings	Income	Equity

Balance at June 30, 2000	15,767,813	$158	$179,591	$135,906	$—	$315,655

Contribution of capital	—	—	11,121	—	—	11,121
Issuance of common stock under employee plans	616,862	6	16,252	—	—	16,258
Issuance of common stock	1,422,222	14	103,799	—	—	103,813
Net income	—	—	—	15,118	—	15,118
Dividends to minority interest in joint venture	—	—	—	(3,685)	—	(3,685)
Unrealized gain on warrants	—	—	—	—	8,355	8,355
Reclassification of gain on warrants to net income	—	—	—	—	(8,355)	(8,355)

Balance at June 30, 2001	17,806,897	178	310,763	147,339	—	458,280

Contribution of capital, net	—	—	77	—	—	77
Issuance of common stock under employee plans	50,829	1	1,711	—	—	1,712
Net loss	—	—	—	(2,616)	—	(2,616)

Balance at December 31, 2001 (unaudited)	17,857,726	$179	$312,551	$144,723	$—	$457,453

The accompanying notes are an integral part of this statement.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(unaudited)

1.  Basis of Presentation

                The interim consolidated financial statements presented herein include the accounts of DuPont Photomasks, Inc. and our majority-owned, majority-controlled and wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. All adjustments have been made to the accompanying interim consolidated financial statements which are, in the opinion of our management, necessary for a fair presentation of our operating results and include all adjustments of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2001.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. Certain reclassifications have been made in the prior period financial statements to conform with the current period presentation.

2.  Property and Equipment

                Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining duration of the lease.  Accumulated depreciation was $317,861 at June 30, 2001 and $343,440 at December 31, 2001.

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

                In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 supersedes previous guidance for financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset.  We are currently evaluating the impact of SFAS No. 143 on our future results of operations and financial position.  We must adopt SFAS No. 143 by July 1, 2002.

                In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of.  We are currently evaluating the impact of SFAS No. 144 on our future results of operations and financial position.  We must adopt SFAS No. 144 by July 1, 2002.

4.  Derivative Instruments and Hedging Activities

Forward foreign exchange contracts are utilized to mitigate the risks associated with currency fluctuations on certain international revenue and balance sheet exposures, and are, therefore, held primarily for purposes other than trading. These foreign exchange contracts do not qualify for hedge accounting under SFAS No. 133, as amended.  Unrealized gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts designated to offset certain non-U.S. dollar denominated assets and liabilities are recognized as other income or expense in the period in which the exchange rates change.  They offset the foreign currency gains and losses on the underlying exposures being hedged. The aggregate fair value of our forward foreign exchange contracts outstanding was $19,240 with an unrealized gain recorded in the consolidated income statement of $131 as of and during the quarter and six months ended December 31, 2001. These instruments may involve elements of credit and market risk in excess of the amounts recognized in the financial statements.  We monitor our positions and the credit quality of counter-parties, consisting primarily of major financial institutions, and do not anticipate nonperformance by any counter-party.

During the six months ended December 31, 2001, we sold all of the warrants to purchase securities of a strategic partner resulting in a realized loss using the specific identification costing method of $238 in the accompanying consolidated income statement.

5.  Earnings Per Share

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

The reconciliation of the amounts used to calculate basic EPS and diluted EPS are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2000	2001	2000	2001

Net income — basic	$11,764	$367	$21,927	$(2,616)
Dilutive effect of convertible notes	91	—	183	—

Net income — diluted	$11,855	$367	$22,110	$(2,616)

Weighted average shares outstanding — basic	17,271,186	17,854,578	17,085,303	17,844,930
Plus: Common share equivalents	1,441,639	200,760	1,564,295	—
Weighted average shares outstanding — dilutive	18,712,825	18,055,338	18,649,598	17,844,930

                The dilution impact of outstanding stock options to acquire 1,118,380 shares and 2,828,444 shares for the quarter ended December 31, 2000 and December 31, 2001, respectively, were not included in common share equivalents because the effect of including these stock options would have been anti-dilutive. The dilution impact of outstanding stock options to acquire 733,053 shares and 3,710,633 shares for the six months ended December 31, 2000 and December 31, 2001, respectively, were not included in common share equivalents because the effect of including these stock options would have been anti-dilutive.  These shares may become dilutive in the future.

6.  Comprehensive Income

                Our comprehensive income is comprised of net income and unrealized gains and losses on certain investments in debt and equity securities. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2000	2001	2000	2001

Net income (loss)	$11,764	$367	$21,927	$(2,616)
Other comprehensive income:
Unrealized gain on investments, net of tax of $1,223 and $5,341, respectively	1,915	—	8,355	—

Total comprehensive income	$13,679	$367	$30,282	$(2,616)

7.  Segment Information

Segment information is as follows:

North America

Europe

Asia

Eliminations

Total

Six Months Ended December 31, 2000
Revenue, net	$122,733	$41,371	$42,990	$—	$207,094
Transfers between geographic segments	11,281	6,719	12,722	(30,722)	—
	$134,014	$48,090	$55,712	$(30,722)	$207,094
Net income	$6,737	$6,443	$8,747	$—	$21,927

June 30, 2001
Identifiable assets	$366,832	$113,944	$286,676	$—	$767,452

Six Months Ended December 31, 2001
Revenue, net	$82,963	$28,589	$52,534	$—	$164,086
Transfers between geographic segments	12,044	992	14,926	(27,962)	—
	$95,007	$29,581	$67,460	$(27,962)	$164,086
Net income (loss)	$(12,558)	$(4,844)	$14,786	$—	$(2,616)

December 31, 2001
Identifiable assets	$333,720	$112,143	$310,157	$—	$756,020

Products are transferred between geographic areas on a basis intended to approximate the market value of such products.

8.  Deferred Income Taxes

During the current fiscal year, we have recorded deferred income tax benefits associated with our operating loss for the six months ended December 31, 2001. Realizability of all recorded tax assets is dependent primarily on future taxable income. We believe that sufficient future taxable income will be generated in order to utilize the future tax benefits and that these tax assets are realizable, although there can be no assurance that this will be the case.

9.  Commitments and Contingencies

                We have various purchase commitments incidental to the normal course of business including non-refundable deposits to purchase equipment. In the aggregate, such commitments are not at prices in excess of current market. We also have guaranteed a portion of certain equipment leases of the DPI Reticle Technology Center amounting to approximately $12,000.  Such leases are generally for four years and provide for payments not in excess of current market.

                We are subject to litigation in the normal course of business. We believe the effect, if any, of an unfavorable settlement of such litigation would not have a material adverse impact on our financial position, results of operations, cash flows or liquidity.

                Our operations and our ownership of real property are subject to various environmental laws and regulations that govern, among other things, the discharge of pollutants into the air and water and the handling, use, storage, disposal and clean-up of solid and hazardous wastes. Compliance with such laws and regulations requires that we incur capital expenditures and operating costs in connection with our ongoing operations. In addition, such laws and regulations may impose liabilities on owners and operators of businesses and real property without regard to fault and such liabilities may be joint and several with other parties. More stringent environmental laws and regulations may be enacted in the future, which may require us to expend additional amounts on environmental compliance or may require modifications in our operations. Although we are unable to predict the extent of our future liability with respect to any environmental matters, we believe, based upon current information, that environmental liabilities will not be material to our financial position or results of operations.  E.I. du Pont de Nemours and Company, or DuPont, has agreed to indemnify us for any environmental contamination present on our manufacturing sites at June 13, 1996, the date of our initial public offering, or present at any such site due to the generation, use, treatment, storage, release, emission, discharge or disposal of hazardous waste or hazardous materials before such date. The Environmental Protection Agency is reviewing a groundwater contamination issue at our Danbury, Connecticut site under voluntary corrective action. Any such contamination is believed to be offsite or historical, and, if that is the case, any environmental liabilities would be covered by the indemnification agreement with DuPont.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

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

Results of Operations

                Revenue, net.  Revenue, net is comprised primarily of photomask revenues to semiconductor manufacturers.  Revenue, net decreased 18.7 percent from $106.6 million in the quarter ended December 31, 2000 to $86.6 million in the quarter ended December 31, 2001. Revenue, net decreased 20.8 percent from $207.1 million in the six months ended December 31, 2000 to $164.1 million in the six months ended December 31, 2001.  Revenue, net produced in North America and Europe decreased from $122.7 million and $41.4 million, respectively, in the six months ended December 31, 2000 to $83.0 million and $28.6 million, respectively, in the six months ended December 31, 2001.  Revenue, net produced in Asia increased from $43.0 million in the six months ended December 31, 2000 to $52.5 million in the six months ended December 31, 2001.  We have experienced a falloff in unit demand at the trailing edge from the quarter and six months ended December 31, 2000 to the quarter and six months ended December 31, 2001.  Additionally our strategic partners with internal photomask operations have significantly reduced outsourcing, with the bulk of the impact at the leading edge.  However, the latter was partially offset by growth in the leading edge business at other customers.  Increased customer demand in Asia and production transferred from North America and Europe accounted for the increase in revenue, net produced in Asia.  Overall pricing weakened during the quarter and six months ended December 31, 2001 compared with the quarter and six months ended December 31, 2000, respectively.  We continue to experience an increase in demand for advanced photomasks, those with design technology of 0.18 micron and below, which for the quarter and six months ended December 31, 2001, represented approximately 35 percent of our revenues. This shift in demand reflects what we believe to be a continued trend toward higher utilization of complex semiconductor devices with finer line widths.

                For the quarter ending March 31, 2002, we expect revenue to be in the range of $77.0 million to $87.0 million.

                Cost of Goods Sold.  Cost of goods sold consists of materials, labor, depreciation and overhead.  Cost of goods sold decreased 2.1 percent from $68.9 million to $67.4 million for the three months ended December 31, 2000 and 2001, respectively, and increased 0.6 percent from $133.9 million to $134.7 million for the six months ended December 31, 2000 and 2001, respectively.  The decrease for the three months ended December 31, 2000 and 2001 resulted primarily from decreased production volumes and benefits realized from our cost reduction program and the overall efficiencies gained through the global reorganization of our manufacturing organization implemented in the quarter ended June 30, 2001.  The increase for the six months ended December 31, 2000 and 2001 resulted primarily from increased depreciation costs of approximately $5.7 million partially offset by benefits realized from our cost reduction program and the overall efficiencies gained through the global reorganization of our manufacturing organization implemented in the quarter ended June 30, 2001.  Gross profit decreased from 35.4 percent in the quarter ended December 31, 2000 to 22.2 percent for the quarter ended December 31, 2001 and from 35.4 percent in the six months ended December 31, 2000 to 17.9 percent for the six months ended December 31, 2001.  The decrease in gross profit was due to lower production volumes and our high proportion of fixed costs.  We anticipate that, unless revenues increase in the short term, gross margin rates will continue to be under pressure due to the effect of our fixed costs.

                Selling, General and Administrative Expense.  Selling, general and administrative expense includes salaries of sales and administrative personnel, marketing expense, general and administrative expense and product distribution expense. Selling, general and administrative expense decreased 24.2 percent from $13.3 million for the quarter ended December 31, 2000 to $10.1 million for the quarter ended December 31, 2001. Selling, general and administrative expense decreased 22.8 percent from $25.4 million for the six months ended December 31, 2000 to $19.6 million for the six months ended December 31, 2001.  The decreases for both the quarter and the six months ended December 31, 2001 were primarily a result of the cost containment procedures implemented in the quarter ended June 30, 2001.  Selling, general and administrative expense as a percentage of revenue, net decreased from 12.2 percent for the six months ended December 31, 2000 to 11.9 percent for the six months ended December 31, 2001 as a result of the cost containment procedures implemented in the quarter ended June 30, 2001 partially offset by lower revenues.

                Research and Development Expense.  Research and development expense consists primarily of employee costs, cost of material consumed, depreciation, engineering related costs and our share of costs of the DPI Reticle Technology Center, or RTC, our joint venture with Advanced Micro Devices, Micron Technology and Motorola, whose primary focus is to develop advanced photomask technology and manufacture leading edge photomasks.  Research and development expense decreased 13.3 percent from $7.9 million for the quarter ended December 31, 2000 to $6.9 million for the quarter ended December 31, 2001. Research and development expense decreased 14.5 percent from $15.6 million for the six months ended December 31, 2000 to $13.3 million for the six months ended December 31, 2001. The decreases in both the quarter and six months ended December 31, 2001 were primarily as a result of the cost containment procedures implemented in the quarter ended June 30, 2001 and synergies realized by virtue of the recent reorganization of our technical group.  Research and development expense as a percentage of revenue, net increased from 7.5 percent for the six months ended December 31, 2000 to 8.1 percent for the six months ended December 31, 2001.  The increase was due primarily to lower revenues.  We continue to focus on research and development in all of our advanced production facilities and in the RTC. We believe that, because of our continued focus on research and development, we will be able to help meet the future technology needs of the semiconductor industry for advanced photomasks.

                Gain (Loss) on Warrants, net. During the quarter ended December 31, 2001, we realized gains of $0.9 million on the sale of all remaining warrants.  For the six months ended December 31, 2001, we realized losses of $0.2 million.

                Other Income, net.  Other income, net includes interest income, interest expense and exchange gains and losses.  Other income, net was $1.0 million for the quarter ended December 31, 2000 and $0.2 million for the quarter ended December 31, 2001.  The decrease is primarily due to nominally higher exchange losses combined with lower interest income as a result of lower interest rates.  Other income, net was $1.3 million for the six months ended December 31, 2000 and $1.5 million in the six months ended December 31, 2001.  The increase is primarily due to lower interest expense as a result of the refinancing of long-term debt in July 2000 partially offset by a nominal decrease in exchange gains.

                Provision for (Benefit from) Income Taxes.  Our tax expense is based on the statutory rates in effect in the countries in which we operate. Certain of our operations in Asia are subject to various tax holidays which expire in whole or in part during fiscal years 2003 through 2010.  Certain tax holidays may be extended if specific conditions are met.  Our effective tax rate was 28 percent and 58 percent for the quarters ended December 31, 2000 and 2001, respectively.  Our effective tax rate varied from the maximum statutory rate primarily because of shifts in the geographic distribution of earnings and losses between high and low tax rate countries.

                During the current fiscal year, we have recorded deferred income tax benefits associated with our operating loss for the six months ended December 31, 2001. Realizability of all recorded tax assets is dependent primarily on future taxable income. We believe that sufficient future taxable income will be generated in order to utilize the future tax benefits and that these tax assets are realizable, although there can be no assurance that this will be the case.

                Minority Interest in Income of Joint Ventures.  The minority interest impact of our joint ventures was $1.1 million for the quarter ended December 31, 2000 and $2.4 million for the quarter ended December 31, 2001.  The minority interest impact of our joint ventures was $2.5 million for the six months ended December 31, 2000 and $4.0 million for the six months ended December 31, 2001.  Minority interest income reflects our partners’ share of the joint venture operations.  Minority interest income increased primarily because of higher revenue volumes and improved profitability of our joint ventures in Asia.

Liquidity and Capital Resources

                Our working capital was $139.2 million at June 30, 2001 and $92.3 million at December 31, 2001. The decrease in working capital was primarily due to a reduction of cash and cash equivalents of $29.7 million, a decrease in current deferred income tax assets of $8.0 million, net additional short-term borrowings of $4.9 million and increased other current liabilities of $5.1 million.  Cash and cash equivalents were $138.6 million at June 30, 2001 and $108.9 million at December 31, 2001.  Cash provided by operating activities of $28.1 million for the six months ended December 31, 2001 was principally composed of adjustments to the net loss of $2.6 million for depreciation and amortization of $44.7 offset by net reductions of current assets and liabilities of approximately $13.6 million.

                Cash used in investing activities was $55.3 million and $64.4 million for the six months ended December 31, 2000 and 2001, respectively.  Cash used for capital expenditures was $55.3 million and $68.6 million for the six months ended December 31, 2000 and 2001, respectively.  Management expects capital expenditures for the remainder of fiscal year 2002 to be approximately $35.0 million with a future capital expenditure rate of spending of approximately 20 to 35 percent of sales.  Capital expenditures have been and will be used primarily to advance our technical capability.  In addition, we may in the future pursue additional acquisitions of businesses, products and technologies, or enter into other joint venture arrangements that could complement or expand our business.  Any material acquisition or joint venture could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid.

                Cash provided by financing activities was $52.1 million and $6.8 million for the six months ended December 31, 2000 and 2001, respectively.  For the six months ended December 31, 2001, net short-term borrowings increased $4.9 million primarily as a result of working capital requirements in Asia.  Additionally, our employees purchased $1.7 million of common stock under our employee plans.

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

                In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 supersedes previous guidance for financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset.  We are currently evaluating the impact of SFAS No. 143 on our future results of operations and financial position.  We must adopt SFAS No. 143 by July 1, 2002.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of.  We are currently evaluating the impact of SFAS No. 144 on our future results of operations and financial position.  We must adopt SFAS No. 144 by July 1, 2002.

Forward Looking Statements

                This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve a number of risks and uncertainties.  Such forward-looking statements may concern growth and future operating results, forecasts, projections, pricing pressures, potential acquisitions and joint ventures, new manufacturing facilities, capital expenditures, the global economic climate, management change, new products and product enhancements, the future importance of photomask technology, the demand for products, competitive factors, research and development activities and expenditures, strategic relationships with third parties, liquidity, financing and the company’s strategy. Such forward-looking statements are generally accompanied by words such as “intend,” “may,” “plan,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” or other words that convey uncertainty of future events or outcomes.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations.  Such risks and uncertainties include, without limitation, the following:

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

•

The photomask industry is capital intensive.  We may be unable to fund significant capital expenditures to expand our operations and to enhance our manufacturing capability in order to keep pace with rapidly changing technologies;

•

We have significant fixed costs.  Our operating results could be adversely affected by under-utilized production capacity;

•

Macroeconomics effects on the semiconductor industry;

•

Our company must be able to respond to rapid technology changes within the semiconductor industry.  We may be unable to enhance our existing products and to develop and manufacture new products and upgrades with improved capabilities to satisfy anticipated demand for more technologically advanced photomasks;

•

We may not remain competitive and increased competition could seriously harm our business;

•

If a fundamental change in our business were to occur, we cannot assure you that we will have sufficient funds to pay the redemption price for all the notes tendered by the holders of the subordinated convertible notes, although DuPont would be required to pay the redemption price under its guarantee.  In that case, our failure to redeem tendered notes would constitute an event of default under the indenture for the notes, and may constitute a default under the terms of other indebtedness that we may enter into from time to time.;

•

E.I. duPont de Nemours & Company has influence on all stockholder votes;

•

Our success depends, in part, upon key managerial, engineering and technical personnel as well as our ability to continue to attract and retain additional personnel and integrate new personnel into key positions; and

•

Other risks indicated in our other filings with the Securities and Exchange Commission, including but not limited to those factors which are fully discussed under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on September 17, 2001 and Form 10-Q dated October 29, 2001.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates.  As of December 31, 2001, we had $100.0 million in non-interest bearing convertible notes and approximately $14.5 million in interest bearing debt of which approximately $11.3 million was short-term debt. As a result, changes in the interest rate market would change the estimated fair value of our long-term debt. We believe that a 10 percent change in the interest rate would not have a material effect on our business, financial condition, results of operations or cash flows.

                Foreign Currency Exposure.   Non-U.S. operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material effect on our results of operations.  Any exchange rate fluctuations can affect our margins since we may have imbalances between some foreign currency denominated revenues and expenses, and we may be unable to hedge them completely.  Our financial statements reflect remeasurement of items denominated in non-U.S. currencies to U.S. dollars, our functional currency. Exchange gains or losses are included in income in the period in which they occur. We monitor our exchange rate exposure and attempt to reduce such exposure by hedging. We have entered into forward contracts in currencies of the countries in which we conduct business in order to reduce such exposure.  At December 31, 2001, the fair value of our forward foreign exchange contracts outstanding was $19.2 million with an unrealized gain recorded in the consolidated income statement of $0.1 million as of and during the quarter and six months ended December 31, 2001. These instruments may involve elements of credit and market risk in excess of the amounts recognized in the financial statements.  We monitor our positions and the credit quality of counter-parties, consisting primarily of major financial institutions, and do not anticipate nonperformance by any counter-party.  There can be no assurance that such forward contracts or any other hedging activity will be available or adequate to eliminate, or even mitigate, the impact of our exchange rate exposure. There can be no assurance that such risks will not have a material adverse impact on our liquidity and results of operations in the future.

PART II

Item 1. Legal Proceedings

                We are not currently involved in any material legal proceedings.

Item 2. Changes in Securities

                None

Item 3. Defaults Upon Senior Securities

                Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

                                                The Company’s Annual Meeting of Stockholders was held October 30, 2001 (the “Annual Meeting”).  At the Annual Meeting, (i) the Company elected Class II directors to the Board of Directors to serve until our 2004 annual meeting or until their successors are elected and qualified, subject to their death, resignation or removal, (ii) the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the year ended June 30, 2002 was ratified and (iii) the adoption of an amendment to our 1997 stock option and restricted stock plan to increase the number of shares of our common stock authorized for issuance under the plan by 2,500,000 shares was ratified.  Votes cast at the Annual Meeting are as follows:

(i)	Election of Class II Directiors	FOR	WITHHELD

	Preston M. Adcox	11,793,319	4,102,691
	Robert J. Boehlke	13,360,070	2,535,940
	Isabella C.M. Cunningham	13,360,001	2,536,009
	Susan Vladuchick Sam	13,359,760	2,536,250

(ii)	Ratification of the selection of PricewaterhouseCoopers LLP

FOR	AGAINST	ABSTAIN	NON-VOTE
15,691,529	202,966	1,515	0

(iii)	Adoption of the amendment of our 1997 stock option and restricted stock plan

FOR	AGAINST	ABSTAIN	NON-VOTE
7,929,128	5,592,489	140,918	2,233,475

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

Dupont Photomasks, Inc.
(Registrant)

Date: February 7, 2002	/s/ Satish Rishi
Satish Rishi Executive Vice President — Finance and Chief Financial Officer (Principal Financial Officer)