Form 10-Q
period 2002-03-31
DUPONT PHOTOMASKS INC
filed 2002-05-15
CIK 1012128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission file number 0 - 20839

DUPONT PHOTOMASKS, INC.

(Exact name of registrant as specified in our charter)

Delaware	74 - 2238819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

131 Old Settlers Boulevard Round Rock, Texas 78664
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (512) 310 - 6500

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No   ☐

                As of May 9, 2002, there were 17,863,787 shares of the registrant’s common stock, $.01 par value, outstanding.

PART I

Item 1.  Financial Statements

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(Dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2002	2001	2002
Revenue, net	$108,015	$83,357	$315,109	$247,443
Cost of goods sold	71,116	65,457	204,987	200,143
Selling, general and administrative expense	11,579	10,428	36,940	29,995
Research and development expense	8,340	7,746	23,921	21,074
Special charges	11,883	7,393	11,883	7,393
Operating profit (loss)	5,097	(7,667)	37,378	(11,162)
Gain (loss) on warrants, net	9,574	—	9,574	(238)
Gain on sale of assets	—	10,350	—	10,350
Other income (expense), net	406	(177)	1,721	1,319
Income before income taxes, minority interest and cumulative effect of change in accounting principle	15,077	2,506	48,673	269
Provision for (benefit from) income taxes	3,680	(3,408)	12,393	(7,021)
Income before minority interest and cumulative effect of change in accounting principle	11,397	5,914	36,280	7,290
Minority interest in income of joint ventures	(2,358)	(1,009)	(4,833)	(5,001)
Income before cumulative effect of change in accounting principle	9,039	4,905	31,447	2,289
Cumulative effect of change in accounting principle	—	—	(481)	—
Net income	$9,039	$4,905	$30,966	$2,289

Basic earnings per share:
Before cumulative effect of change in accounting principle	$0.51	$0.27	$1.82	$0.13
After cumulative effect of change in accounting principle	$0.51	$0.27	$1.79	$0.13
Weighted average shares outstanding	17,597,060	17,893,028	17,255,888	17,860,729

Diluted earnings per share:
Before cumulative effect of change in accounting principle	$0.48	$0.26	$1.69	$0.13
After cumulative effect of change in accounting principle	$0.48	$0.26	$1.66	$0.13
Weighted average shares outstanding	19,126,693	19,203,065	18,813,288	18,103,031

The accompanying notes are an integral part of this statement.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except share data)

	June 30, 2001	March 31, 2002
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$138,590	$103,406
Accounts receivable, trade, net	71,879	55,588
Accounts receivable, related parties	1,212	2,222
Inventories, net	19,105	9,857
Deferred income taxes	19,414	12,280
Prepaid expenses and other current assets	14,758	51,002
Total current assets	264,958	234,355
Assets held for sale	6,019	4,870
Property and equipment, net	456,095	469,368
Accounts receivable, related parties	1,205	1,083
Deferred income taxes	10,805	29,752
Other assets, net	28,370	26,999
Total assets	$767,452	$766,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$54,350	$41,030
Accounts payable, related parties	3,960	4,452
Short-term borrowings	6,490	10,598
Income taxes payable	2,262	5,140
Other accrued liabilities	58,667	62,864
Total current liabilities	125,729	124,084
Long-term borrowings	3,250	2,874
Long-term convertible notes	100,000	100,000
Deferred income taxes	21,458	27,243
Other liabilities	19,432	4,226
Minority interest in net assets of joint ventures	39,303	44,471
Total liabilities	309,172	302,898
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 17,806,897 and 17,921,089 issued and outstanding, respectively	178	179
Additional paid-in capital	310,763	313,722
Retained earnings	147,339	149,628
Total stockholders’ equity	458,280	463,529
Total liabilities and stockholders’ equity	$767,452	$766,427

The accompanying notes are an integral part of this statement.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Nine Months Ended March 31,
	2001	2002
Cash flows from operating activities:
Net income	$30,966	$2,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,044	67,890
Special charges	11,883	7,393
Gain on sale of assets	—	(10,350)
Tax benefit from employee stock options	10,722	189
(Gain) loss on warrants, net	(9,574)	238
Minority interest in income of joint ventures	4,833	5,001
Deferred income tax benefit	(1,155)	(6,783)
Other	2,460	(821)
Cash provided by changes in operating assets and liabilities:
Accounts receivable, trade, net	(15,794)	(3,697)
Accounts receivable, related parties	(1,023)	(1,035)
Inventories, net	(1,857)	1,670
Prepaid expenses and other current assets	4,709	(6,916)
Accounts payable, trade	(21,323)	(12,772)
Accounts payable, related parties	149	492
Other accrued liabilities	8,456	2,780
Other liabilities	22,500	—
Net cash provided by operating activities	102,996	45,568
Cash flows from investing activities:
Purchases of property and equipment	(92,675)	(87,733)
Acquisition of business	—	(4,800)
Proceeds from sales of property and equipment	250	2,684
Proceeds from sales of warrants and investments	1,640	1,611
Net cash used in investing activities	(90,785)	(88,238)
Cash flows from financing activities:
Proceeds from borrowings	1,290	8,599
Payments of borrowings	(3,773)	(4,407)
Proceeds from borrowings, related parties	25,000	—
Payments of borrowings, related parties	(175,000)	—
Proceeds from issuance of convertible notes, net	97,600	—
Proceeds from issuance of common stock under employee plans	14,215	3,526
Proceeds from issuance of common stock, net	103,813	—
Net cash provided by financing activities	63,145	7,718
Effect of exchange rate changes on cash	(1,188)	(232)
Net increase (decrease) in cash and cash equivalents	74,168	(35,184)
Cash and cash equivalents at beginning of period	42,203	138,590
Cash and cash equivalents at end of period	$116,371	$103,406
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$515	$421
Taxes	2,500	463

The accompanying notes are an integral part of this statement.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount

Balance at June 30, 2000	15,767,813	$158	$179,591	$135,906	$—	$315,655

Contribution of capital	—	—	11,121	—	—	11,121
Issuance of common stock under employee plans	616,862	6	16,252	—	—	16,258
Issuance of common stock	1,422,222	14	103,799	—	—	103,813
Net income	—	—	—	15,118	—	15,118
Dividends to minority interest in joint venture	—	—	—	(3,685)	—	(3,685)
Unrealized gain on warrants	—	—	—	—	8,355	8,355
Reclassification of gain on warrants to net income	—	—	—	—	(8,355)	(8,355)

Balance at June 30, 2001	17,806,897	178	310,763	147,339	—	458,280

Contribution of capital, net	—	—	189	—	—	189
Issuance of common stock under employee plans	114,192	1	2,770	—	—	2,771
Net income	—	—	—	2,289	—	2,289

Balance at March 31, 2002 (unaudited)	17,921,089	$179	$313,722	$149,628	$—	$463,529

The accompanying notes are an integral part of this statement.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(unaudited)

1.     Basis of Presentation

The interim consolidated financial statements presented herein include the accounts of DuPont Photomasks, Inc. and our majority-owned, controlled and wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. All adjustments have been made to the accompanying interim consolidated financial statements which are, in the opinion of our management, necessary for a fair presentation of our operating results and include all adjustments of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2001.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. Certain reclassifications have been made in the prior period financial statements to conform with the current period presentation.

2.     Acquisition

In March 2002, we acquired the assets and employees of BindKey Technologies, Inc. a privately held electronic design automation, or EDA, company headquartered in Santa Clara, California and established a new wholly-owned subsidiary, BindKey Acquisition Corporation, or BindKey.  The acquisition was accounted for under the purchase method of accounting.  Based on an independent third party valuation, the purchase price of approximately $4,800 was allocated to equipment, goodwill, other intangibles and in-process R&D. The results of operations of the business and the estimated fair value of the assets acquired have been included in our consolidated financial statements since the date of acquisition.

We have established a profit sharing plan with the BindKey employees, which will be paid out over the next four years, based on BindKey’s after-tax net income.

3.     Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining duration of the lease.  Accumulated depreciation was $317,861 at June 30, 2001 and $340,598 at March 31, 2002.

4.     Disposition of Assets

In March 2002, we sold of all of the assets related to our photoblanks manufacturing business located in Poughkeepsie, New York to Schott Lithotec AG, or Schott, for approximately $31,578.  As of March 31, 2002, a receivable from Schott for the entire $31,578 is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet.  Based on an independent third party valuation, this transaction resulted in a pre-tax gain of approximately $10,350 which is included in gain on sale of assets in the accompanying consolidated income statement for the three months and nine months ended March 31, 2002.  We have also entered into a supply contract for our future purchases of photoblanks with contingent earnouts of approximately $12,000 of Schott stock. Approximately 80 employees were affected by this transaction.

5.     Derivative Instruments and Hedging Activities

Forward foreign exchange contracts are utilized to mitigate the risks associated with currency fluctuations on certain international revenue and balance sheet exposures, and are, therefore, held primarily for purposes other than trading. These foreign exchange contracts do not qualify for hedge accounting under Statement of Financial Accounting Standards, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended.  Unrealized gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts designated to offset certain non-U.S. dollar denominated assets and liabilities are recognized as other income or expense in the period in which the exchange rates change.  They offset the foreign currency gains and losses on the underlying exposures being hedged. The aggregate fair value of our forward foreign exchange contracts outstanding was $ 13,585 with an unrealized loss recorded in the consolidated income statement of $9 as of and during the quarter and nine months ended March 31, 2002. These instruments may involve elements of credit and market risk in excess of the amounts recognized in the financial statements.  We monitor our positions and the credit quality of counter-parties, consisting primarily of major financial institutions, and do not anticipate nonperformance by any counter-party.

During the nine months ended March 31, 2002, we sold all of the warrants to purchase securities of a strategic partner resulting in a realized loss using the specific identification costing method of $238 in the accompanying consolidated income statement.  During the quarter ended March 31, 2001, we recognized unrealized holding gains of $6,816 for vested and unvested warrants based on third-party broker quotes and we sold warrants resulting in a realized gain of $2,758 in the accompanying consolidated income statement.

6.     Earnings Per Share

Basic earnings per share, or EPS, is computed by dividing net income by the weighted average number of common shares outstanding during each period.  Diluted EPS is computed by dividing net income after adjustments for the dilutive effect of the convertible notes by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period.  Common share equivalents include stock options and assumed conversion of the convertible notes.  The number of common share equivalents outstanding relating to stock options is computed using the treasury stock method while the number of common share equivalents relating to the convertible notes is computed using the if converted method.

The reconciliation of the amounts used to calculate basic EPS and diluted EPS are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2002	2001	2002

Net income — basic	$9,039	$4,905	$30,966	$2,289
Dilutive effect of convertible notes	92	92	275	—

Net income — diluted	$9,131	$4,997	$31,241	$2,289

Weighted average shares outstanding — basic	17,597,060	17,893,028	17,255,888	17,860,729
Plus: Common share equivalents	1,529,633	1,310,037	1,557,400	242,302
Weighted average shares outstanding — dilutive	19,126,693	19,203,065	18,813,288	18,103,031

The dilution impact of outstanding stock options to acquire 35,850 shares and 1,189,221 shares for the quarters ended March 31, 2001 and 2002, respectively, were not included in common share equivalents because the effect of including these stock options would have been anti-dilutive. The dilution impact of outstanding stock options to acquire 49,775 shares and 2,049,062 shares for the nine months ended March 31, 2001 and 2002, respectively, were not included in common share equivalents because the effect of including these stock options would have been anti-dilutive.  These shares may become dilutive in the future.

7.     Comprehensive Income

Our comprehensive income is comprised of net income and unrealized gains and losses on certain investments in debt and equity securities. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2002	2001	2002

Net income	$9,039	$4,905	$30,966	$2,289
Other comprehensive income:
Unrealized gain on investments, net of tax of $5,341	—	—	8,355	—
Reclassification of gain on investments to net income	(8,355)	—	(8,355)	—

Total comprehensive income	$684	$4,905	$30,966	$2,289

8.     Segment Information

Segment information is as follows:

North America

Europe

Asia

Eliminations

Total

Nine Months Ended March 31, 2001
Revenue, net	$186,133	$62,301	$66,675	$—	$315,109
Transfers between geographic segments	17,770	9,914	19,425	(47,109)	—
	$203,903	$72,215	$86,100	$(47,109)	$315,109
Net income	$6,826	$7,632	$16,508	$—	$30,966

June 30, 2001
Identifiable assets	$366,832	$113,944	$286,676	$—	$767,452

Nine Months Ended March 31, 2002
Revenue, net	$125,348	$43,812	$78,283	$—	$247,443
Transfers between geographic segments	18,062	1,780	20,690	(40,532)	—
	$143,410	$45,592	$98,973	$(40,532)	$247,443
Net income (loss)	$(11,969)	$(6,033)	$20,291	$—	$2,289

March 31, 2002
Identifiable assets	$341,028	$103,226	$322,173	$—	$766,427

Products are transferred between geographic areas on a basis intended to approximate the market value of such products.

9.     Deferred Income Taxes

During the current fiscal year, we have recorded deferred income tax benefits associated with our operating loss for the nine months ended March 31, 2002.  Recent changes in United States income tax laws allow substantially all of the deferred income tax benefits from these losses to be realized through tax refunds under special carryback rules available during the current fiscal year.  Additionally, during the quarter ended March 31, 2002, we reduced our valuation allowance provided in prior periods on certain capital losses which became realizable upon recognition of the capital gain on the sale of our photoblanks operating unit.

10.                   Special Charges

In the quarter ended March 31, 2002, we recorded pre-tax special charges totaling $7,393 related to cost reduction programs and acquired in-process research and development. The cost reduction programs and related special charges consisted of the following:

1.                   Asset abandonments relating primarily to trailing-edge production equipment that was removed from service.

2.                   Employee severance expenses relating to workforce reductions in the United States and Europe.  Of the approximately 68 employees severed, 64 employees left our company by March 31, 2002.  The employee severances were primarily manufacturing positions and some administrative personnel.

3.                   In connection with the acquisition of the assets of BindKey in March 2002, approximately $300 of the purchase price was allocated to purchased in-process research and development, or IPR&D, based on an independent third party appraisal.  The amount attributed to IPR&D was expensed at the date of acquisition as the projects had not reached technological feasibility nor had any alternative future use.

A summary of the special charges is shown below:

	Asset Abandonments	Employee Severance	IPR&D	Total

Quarter ended March 31, 2002 charges	$5,112	$1,981	$300	$7,393
Utilized as of March 31, 2002	(5,020)	(1,635)	(300)	(6,955)

Remaining liability at March 31, 2002	$92	$346	$—	$438

The $438 accrued liability will be completely paid out during the quarter ending June 30, 2002.  No additional expenditures relating to these special charges are expected.  Special charges of $11,883 recorded in the quarter ended March 31, 2001, related to our plan to dispose of our facility in Gresham, Oregon along with related assets.

11.                   Commitments and Contingencies

We have various purchase commitments incidental to the normal course of business including non-refundable deposits to purchase equipment. In the aggregate, such commitments are not at prices in excess of current market. We also have guaranteed a portion of certain equipment leases of the RTC amounting to approximately $13,400.  Such leases are generally for four years and provide for payments not in excess of current market.

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

12.                   New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142, discontinues amortization of acquired goodwill and instead requires annual impairment testing.  Separable intangible assets will be amortized over their useful economic lives and tested for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed of.”  Intangible assets with an indefinite useful economic life will not be amortized until the life of the asset is determined to be finite.  For goodwill and indefinite-lived intangible assets acquired prior to July 1, 2001, amortization will continue until adoption of SFAS No. 142 at which time amortization will cease and a transitional impairment test will be performed. Any impairment charges resulting from the initial application of the new rules will be classified as a cumulative effect of change in accounting principle.  For goodwill and indefinite-lived assets acquired subsequent to July 1, 2001, no amortization will occur and impairment testing will begin with the adoption of SFAS No. 142.  We are currently evaluating the impact of SFAS No. 142, but do not expect that its adoption will have a material adverse impact on our future results of operations and financial position.  We will adopt SFAS No. 142 by July 1, 2002.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 supersedes previous guidance for financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset.  We are currently evaluating the impact of SFAS No. 143, but do not expect that its adoption will have a material adverse impact on our future results of operations and financial position.  We will adopt SFAS No. 143 by July 1, 2002.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of.  We are currently evaluating the impact of SFAS No. 144, but do not expect that its adoption will have a material adverse impact on our future results of operations and financial position.  We will adopt SFAS No. 144 by July 1, 2002.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 rescinds certain guidance for reporting extinguishments of debt and provides guidance to determine if the transactions are part of recurring operations or if they meet the criteria for classification as an extraordinary item.  Additionally, SFAS No. 145 requires that certain lease modifications be accounted for in the same manner as sale-leaseback transactions.  We are currently evaluating the impact of SFAS No. 145, but do not expect that its adoption will have a material adverse impact on our future results of operations and financial position.  We will adopt SFAS No. 145 by July 1, 2002.

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

Overview

Based on worldwide revenues, we believe we are one of the largest photomask manufacturers in the world. We sell our products to over 300 customers in over 20 different countries. Essentially all of our sales are to customers in the semiconductor manufacturing industry. We manufacture a broad range of photomasks based on customer–supplied design data. We also manufacture pellicles, a principal component of photomasks, primarily for internal consumption. We operate globally with established manufacturing facilities in North America, Europe and Asia.

We believe that over the long-term, demand for photomasks in the semiconductor manufacturing process will increase due to the following trends:

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

Photomask manufacturing operations are capital intensive. Accordingly, at a given threshold of manufacturing capacity, a high proportion of our operating costs are fixed and remain relatively constant as revenue increases or decreases. To the extent that we have underutilized production capacity, operating profit increases or decreases significantly as revenue increases or decreases.

Results of Operations

Revenue, net.  Revenue, net is comprised primarily of photomask revenues to semiconductor manufacturers net of discounts, rebates and product returns.  Revenue, net decreased 22.8 percent from $108.0 million in the quarter ended March 31, 2001 to $83.4 million in the quarter ended March 31, 2002. Revenue, net decreased 21.5 percent from $315.1 million in the nine months ended March 31, 2001 to $247.4 million in the nine months ended March 31, 2002.  Revenue, net produced in North America and Europe decreased from $186.1 million and $62.3 million, respectively, in the nine months ended March 31, 2001 to $125.3 million and $43.8 million, respectively, in the nine months ended March 31, 2002.  Revenue, net produced in Asia increased from $66.7 million in the nine months ended March 31, 2001 to $78.3 million in nine months ended March 31, 2002.  We have experienced a falloff in unit demand and price at the trailing edge from the quarter and nine months ended March 31, 2001 to the quarter and nine months ended March 31, 2002.  Additionally our strategic partners with internal photomask operations have significantly reduced outsourcing, with the bulk of the impact at the leading edge.  However, the latter was partially offset by growth in the leading edge business at other customers.  Increased customer demand in Asia and production transferred from North America and Europe accounted for the increase in revenue, net produced in Asia.  Overall pricing weakened because of product mix and competitive pressures during the quarter and nine months ended March 31, 2001 compared with the quarter and nine months ended March 31, 2002, respectively.  We continue to experience an increase in demand for advanced photomasks, those with design technology of 0.18 micron and below, which for the quarter and nine months ended March 31, 2002, represented approximately 45 percent and 38 percent, respectively, of our revenues. This trend in demand reflects what we believe to be a continued movement toward greater utilization by the industry of more complex semiconductor devices which we are positioned to provide.

For the quarter ending June 30, 2002, we expect revenue to be in the range of $87.0 million to $92.0 million.

Cost of Goods Sold.  Cost of goods sold consists of materials, labor, depreciation and overhead.  Cost of goods sold decreased 8.0 percent from $71.1 million to $65.5 million for the three months ended March 31, 2001 and 2002, respectively, and decreased 2.4 percent from $205.0 million to $200.1 million for the nine months ended March 31, 2001 and 2002, respectively.  The decrease for the three months and the nine months ended March 31, 2001 and 2002 resulted primarily from decreased production volumes, benefits realized from our cost reduction programs and the overall efficiencies gained through the global reorganization of our manufacturing organization implemented in the quarter ended June 30, 2001.  Gross profit decreased from 34.2 percent in the quarter ended March 31, 2001 to 21.5 percent for the quarter ended March 31, 2002 and from 34.9 percent in the nine months ended March 31, 2001 to 19.1 percent for the nine months ended March 31, 2002.  The decrease in gross profit was primarily due to lower revenues that accentuate our high proportion of fixed costs.  We anticipate that, unless revenues increase in the short term, gross margin rates will continue to be under pressure due to the effect of our fixed costs, however, this will be partially offset by the effect of the cost reduction program implemented in the quarter ended March 31, 2002.

Selling, General and Administrative Expense.  Selling, general and administrative expense includes salaries of sales and administrative personnel, marketing expense, general and administrative expense and product distribution expense. Selling, general and administrative expense decreased 9.9 percent from $11.6 million for the quarter ended March 31, 2001 to $10.4 million for the quarter ended March 31, 2002. Selling, general and administrative expense decreased 18.8 percent from $36.9 million for the nine months ended March 31, 2001 to $30.0 million for the nine months ended March 31, 2002.  The decreases for both the quarter and the nine months ended March 31, 2002 were primarily a result of the cost reduction programs implemented in the quarter ended June 30, 2001.  Selling, general and administrative expense as a percentage of revenue, net increased from 11.7 percent for the nine months ended March 31, 2001 to 12.1 percent for the nine months ended March 31, 2002 as a result of lower revenues partially offset by the benefits realized from the cost reduction programs.

Research and Development Expense.  Research and development expense consists primarily of employee costs, cost of material consumed, depreciation, engineering related costs and our share of costs of the DPI Reticle Technology Center, or RTC, our joint venture with Advanced Micro Devices, Micron Technology and Motorola, whose primary focus is to develop advanced photomask technology and manufacture leading edge photomasks.  Research and development expense decreased 7.1 percent from $8.3 million for the quarter ended March 31, 2001 to $7.7 million for the quarter ended March 31, 2002. Research and development expense decreased 11.9 percent from $23.9 million for the nine months ended March 31, 2001 to $21.1 million for the nine months ended March 31, 2002. The decreases in both the quarter and nine months ended March 31, 2002 were primarily as a result of the cost reduction programs implemented in the quarter ended June 30, 2001 and synergies realized by virtue of the recent reorganization of our technical group.  Research and development expense as a percentage of revenue, net increased from 7.6 percent for the nine months ended March 31, 2001 to 8.5 percent for the nine months ended March 31, 2002.  The increase was due primarily to lower revenues.  We continue to focus on research and development in all of our advanced production facilities, in the RTC and in BindKey, our recently acquired EDA company. We believe that, because of our continued focus on research and development, we will be able to help meet the future technology needs of the semiconductor industry for advanced photomasks.

Special Charges.  In the quarter ended March 31, 2002, we recorded pre-tax special charges totaling $7.4 million related to cost reduction programs and acquired in-process research and development. The cost reduction programs and related special charges consisted of the following:

•                                          Asset abandonments of approximately $5.1 million relating primarily to trailing-edge production equipment that was removed from service.

•                                          Employee severance expenses of approximately $2.0 million relating to workforce reductions in the United States and Europe.  Of the approximately 68 employees severed, 64 employees left our company by March 31, 2002.  The employee severances were primarily manufacturing positions and some administrative personnel.

•                                          In connection with the acquisition of the assets of BindKey in March 2002, approximately $0.3 million of the purchase price was allocated to IPR&D based on an independent third party appraisal.  The amount attributed to IPR&D was expensed at the date of acquisition as the projects had not reached technological feasibility nor had any alternative future use.

Accrued liabilities relating to these special charges of approximately $0.4 million remaining at March 31, 2002, will be completely paid out during the quarter ending June 30, 2002.  No additional expenditures relating to these special charges are expected.  Special charges of $11.9 million recorded in the quarter ended March 31, 2001, related to our plan to dispose of our facility in Gresham, Oregon along with related assets.

Gain (Loss) on Warrants, net. For the nine months ended March 31, 2002, we realized losses of $0.2 million upon the sale of all remaining warrants to purchase securities of a strategic partner.  During the quarter and nine months ended March 31, 2001, we recognized unrealized holding gains of $6.8 million for vested and unvested warrants and sold warrants resulting in a realized gain of $2.8 million.

Gain on Sale of Assets.  Gain on sale of assets represents the gain recognized upon the sale of all the assets related to our photoblanks manufacturing operations located in Poughkeepsie, New York to Schott for approximately $31.6 million.  Concurrent with the sale, we entered into a supply agreement with Schott for future purchases of photoblanks.  This supply agreement contains provisions for contingent earnouts of approximately $12.0 million of Schott stock.

Other Income (Expense), net.  Other income (expense), net includes interest income, interest expense and exchange gains and losses.  Other income (expense), net was $0.4 million for the quarter ended March 31, 2001 and $(0.2) million for the quarter ended March 31, 2002.  The decrease is primarily due to lower exchange losses combined with lower interest income as a result of lower interest rates.  Other income, net was $1.7 million for the nine months ended March 31, 2001 and $1.3 million in the nine months ended March 31, 2002.  The decrease is primarily due to lower interest expense as a result of the refinancing of long-term debt in July 2000 and lower interest income as a result of lower interest rates partially offset by a nominal decrease in exchange gains.

Provision for (Benefit from) Income Taxes.  Our tax expense is based on the statutory rates in effect in the countries in which we operate. Certain of our operations in Asia are subject to various tax holidays which expire in whole or in part during fiscal years 2003 through 2010.  Certain tax holidays may be extended if specific conditions are met.  Our effective tax rate was 29 percent and (228) percent for the quarters ended March 31, 2001 and 2002, respectively.  Our effective tax rate varied from the prior year and the maximum statutory rate because of shifts in the geographic distribution of earnings and losses between high and low tax rate countries partially due to the special charges recorded in the United States in the quarter ended March 31, 2002.  Additionally, the tax rate for the quarter ended March 31, 2002 was impacted by an adjustment to the valuation allowance provided in prior periods on certain capital losses which became realizable upon recognition of the capital gain on the sale of our photoblanks operating unit, thus offsetting a portion of the tax on this gain.

During the current fiscal year, we have recorded deferred income tax benefits associated with our operating loss for the nine months ended March 31, 2002.  Recent changes in United States income tax laws allow substantially all of the deferred income tax benefits from these losses to be realized through tax refunds under special carryback rules available during the current fiscal year.

Minority Interest in Income of Joint Ventures.  Minority interest income reflects our partners’ share of the joint venture operations.  The minority interest impact of our joint ventures was $2.4 million for the quarter ended March 31, 2001 and $1.0 million for the quarter ended ended March 31, 2002.  The decrease was primarily a result of a shift from leading-edge to trailing-edge products resulting in lower revenues.  The minority interest impact of our joint ventures was $4.8 million for the nine months ended March 31, 2001 and $5.0 million for the nine months ended March 31, 2002.  The increase was the result of higher revenues in Shanghai partially offset by increased operating costs in Taiwan and Shanghai.

Liquidity and Capital Resources

Our working capital was $139.2 million at June 30, 2001 and $110.3 million at March 31, 2002. The decrease in working capital was primarily due to a decrease in revenues resulting in lower accounts receivable reflecting the continued downturn in the semiconductor industry.  Cash and cash equivalents were $138.6 million at June 30, 2001 and $103.4 million at March 31, 2002.  The principal source of our cash is from our operating activities that generated $45.6 million during the nine months ended March 31, 2002 primarily as a result of our net income as adjusted for non-cash income and expenses.

Cash used in investing activities was $90.8 million and $88.2 million for the nine months ended March 31, 2001 and 2002, respectively.  Cash used for capital expenditures was $92.7 million and $87.7 million for the nine months ended March 31, 2001 and 2002, respectively.  Additionally $4.8 million was used to acquire the assets of BindKey in the nine months ended March 31, 2002.  We expect capital expenditures for the remainder of fiscal year 2002 to be approximately $15.0 million.  Capital expenditures have been and will continue to be used primarily to advance our technical capability.  In addition, we may in the future pursue additional acquisitions of businesses, products and technologies, or enter into other joint venture arrangements that could complement or expand our business.  Any material acquisition or joint venture could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid.

Cash provided by financing activities was $63.1 million and $7.7 million for the nine months ended March 31, 2001 and 2002, respectively.  For the nine months ended March 31, 2002, net short-term borrowings increased $4.1 million primarily as a result of working capital requirements in Asia.  Additionally, our employees purchased $3.5 million of common stock under our employee plans.

Our ongoing cash requirements will be primarily for capital expenditures, acquisitions, research and development and working capital.  We believe that cash on hand and cash provided by operations will be sufficient to meet our cash requirements for at least the next 12 months. Thereafter, based on our current operating plans, we may require external financing from time to time to fund our capital expenditure requirements.  There can be no assurance that sources of financing will be available if our capital requirements exceed the facility and cash flow from operations. There can be no assurance that we will be able to obtain any additional financing required to fund our capital needs on reasonable terms, or at all.

Other Matters

In the ordinary course of business, we engage in transactions with related parties including DuPont, RTC and certain of our non-United States employees.  Transactions with DuPont relate primarily to agreements entered into in 1996 for transitional services.  We conduct a portion of our research and development projects by funding our proportionate share of the research efforts of the RTC joint venture.  In the management of this joint venture, we enter into certain transactions in order to obtain cost benefits for the joint venture.  Additionally, we have receivables from certain of our non-United States employees related primarily to housing and automobile loans.

In July 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142, discontinues amortization of acquired goodwill and instead requires annual impairment testing.  Separable intangible assets will be amortized over their useful economic lives and tested for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed of.”  Intangible assets with an indefinite useful economic life will not be amortized until the life of the asset is determined to be finite.  For goodwill and indefinite-lived intangible assets acquired prior to July 1, 2001, amortization will continue until adoption of SFAS No. 142 at which time amortization will cease and a transitional impairment test will be performed. Any impairment charges resulting from the initial application of the new rules will be classified as a cumulative effect of change in accounting principle.  For goodwill and indefinite-lived assets acquired subsequent to July 1, 2001, no amortization will occur and impairment testing will begin with the adoption of SFAS No. 142.  We are currently evaluating the impact of SFAS No. 142, but do not expect that its adoption will have a material impact on our future results of operations and financial position.  We will adopt SFAS No. 142 by July 1, 2002.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 supersedes previous guidance for financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. We are currently evaluating the impact of SFAS No. 143, but do not expect that its adoption will have a material impact on our future results of operations and financial position.  We will adopt SFAS No. 143 by July 1, 2002.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. We are currently evaluating the impact of SFAS No. 144, but do not expect that its adoption will have a material impact on our future results of operations and financial position.  We will adopt SFAS No. 144 by July 1, 2002.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 rescinds certain guidance for reporting extinguishments of debt and provides guidance to determine if the transactions are part of recurring operations or if they meet the criteria for classification as an extraordinary item.  Additionally, SFAS No. 145 requires that certain lease modifications be accounted for in the same manner as sale-leaseback transactions.  We are currently evaluating the impact of SFAS No. 145, but do not expect that its adoption will have a material impact on our future results of operations and financial position.  We will adopt SFAS No. 145 by July 1, 2002.

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

•                  We acquired a business whose focus is outside our core expertise.  We may be unable to successfully integrate the personnel and operations of that business into our existing business culture and environment.  We may be unable to penetrate the market for the products being developed by the new business.

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

•                  Our success depends, in part, upon key managerial, engineering and technical personnel as well as our ability to continue to attract and retain additional personnel and integrate new personnel into key positions; and

•                  Other risks indicated in our other filings with the Securities and Exchange Commission, including but not limited to those factors which are fully discussed under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on September 17, 2001 and Form 10-Q dated October 29, 2001 and February 8, 2002.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK

Market Risk

Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates.  As of March 31, 2002, we had $100.0 million in non-interest bearing convertible notes and approximately $13.5 million in interest bearing debt of which approximately $10.6 million was short-term debt. As a result, changes in the interest rate market would change the estimated fair value of our long-term debt. We believe that a 10 percent change in the interest rate would not have a material effect on our business, financial condition, results of operations or cash flows.

Foreign currency exposures are due to non-U.S. operations which are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material effect on our results of operations.  Any exchange rate fluctuations can affect our margins since we may have imbalances between some foreign currency denominated revenues and expenses, and we may be unable to hedge them completely.  Our financial statements reflect remeasurement of items denominated in non-U.S. currencies to U.S. dollars, our functional currency. Exchange gains or losses are included in income in the period in which they occur. We monitor our exchange rate exposure and attempt to reduce such exposure by hedging. We have entered into forward contracts in currencies of the countries in which we conduct business in order to reduce such exposure.  At March 31, 2002, the fair value of our forward foreign exchange contracts outstanding was $13.6 million with a negligible unrealized gain recorded in the consolidated income statement as of and during the quarter and nine months ended March 31, 2002. These instruments may involve elements of credit and market risk in excess of the amounts recognized in the financial statements.  We monitor our positions and the credit quality of counter-parties, consisting primarily of major financial institutions, and do not anticipate nonperformance by any counter-party.  There can be no assurance that such forward contracts or any other hedging activity will be available or adequate to eliminate, or even mitigate, the impact of our exchange rate exposure. There can be no assurance that such risks will not have a material adverse impact on our liquidity and results of operations in the future.

Financial Risk Management

Our international revenues are subject to inherent risks, including fluctuations in local economies; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in the repatriation of earnings and burdens of complying with a wide variety of foreign laws.  Some of our sales outside of North America are denominated in local currencies, and accordingly, we are subject to the risks associated with fluctuations in currency rates.  In particular, increases in the value of the dollar against foreign currencies decrease the U.S. dollar value of foreign sales requiring us either to increase our price in the local currency, which could render our product prices noncompetitive, or to suffer reduced revenues and gross margins as measured in U.S. dollars.  These dynamics have adversely affected revenue growth in international markets in 2002 and in previous years.  Our foreign currency hedging program is comprised of foreign currency forwards contracts to reduce the effect of exchange rate fluctuations.  However, the hedging program will not eliminate all of our foreign exchange risks.

The marketplace for our products dictates that we maintain inventories.  Therefore, inventory obsolescence is a risk for us due to frequent engineering changes, shifting customer demand, the emergence of new industry standards and rapid technological advances including the introduction by us or our competitors of products embodying new technology.  While we maintain valuation allowances for excess and obsolete inventory and management continues to monitor the adequacy of such valuation allowances, there can be no assurance that such valuation allowances will be sufficient.

As of March 31, 2002, we had outstanding guarantees for payment of foreign short-term debt totaling approximately $9.6 million.  At March 31, 2002, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Accordingly, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

At March 31, 2002 we had $100.0 million of subordinated convertible debt outstanding.  The notes are due in July 2004, with no stated interest, are convertible at any time into shares of our common stock at a conversion price of $106.26 per share, are unconditionally guaranteed by du Pont and are not callable by us.  In the event of a fundamental change in our company, each holder of notes will have the right to require us to redeem, in cash, any or all of such holder’s notes at a price equal to 100 percent of the principal amount to be redeemed.  A fundamental change generally is any transaction in which all or substantially all of our common stock is exchanged for, converted into, acquired for or constitutes the right to receive, consideration which is not all or substantially all common stock listed on a national securities exchange or approved for quotation on the NASDAQ National Market.  If a fundamental change were to occur, we cannot assure you that we will have sufficient funds to pay the redemption price for all the notes tendered by the holders, although DuPont would be required to pay the redemption price under its guarantee.  In that case, our failure to redeem tendered notes would constitute an event of default under the indenture for the notes, and may constitute a default under the terms of other indebtedness that we may enter into from time to time.

Critical Accounting Policies

Our critical accounting policies are as follows:

•                                          Consolidation

The consolidated financial statements presented herein include the accounts of DuPont Photomasks, Inc. and our majority-owned, controlled and wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.  Entities that are not controlled but for which we can significantly influence are recorded under the equity method of accounting.

•                                          Revenue recognition

Product revenue is recognized when both title and risk of loss transfers to the customer and when the products are received by our customer, provided that no significant obligations remain.

•              Estimating allowances, specifically sales returns, the allowance for doubtful accounts and allowance for excess and obsolete inventory

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

•                                We must make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

•                                Similarly, we must make estimates of the uncollectability of our accounts receivable.  We consider trends of historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  If circumstances change, our estimates of the recoverability of amounts due us could be reduced by a material amount.

•                                We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated market value based on assumptions on future demands and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory writedowns may be required.

•                                          Valuation of long-lived and intangible assets

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors considered important which could trigger an impairment review include the following:

•                                Significant underperformance relative to expected historical or projected future operating results;

•                                Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•                                Significant negative industry or economic trends;

•                                Our market capitalization relative to net book value.

When it is determined that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate.

•                                          Accounting for income taxes

We are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes.  These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.  We evaluate the recoverability of the deferred tax assets from future taxable income and establish valuation allowances if recovery is not likely.  Our income tax provision in the consolidated income statement is impacted by changes in the valuation allowance.

This process is complex and involves significant management judgment in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets

PART II

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

None

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

             (11) Statement re Earnings Per Share Computation

(B) Reports on Form 8-K

Our report on Form 8K, dated April 22, 2002, announcing that Schott Lithotec AG (“Schott”) has acquired DPI’s photoblank business unit and that Schott and DPI have entered into a long-term supply agreement to provide DPI continued reliable access to commercial photoblanks.  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dupont Photomasks, Inc.
(Registrant)

Date: May 14, 2002		/s/ Satish Rishi
Satish Rishi
Executive Vice President — Finance and Chief Financial Officer (Principal Financial Officer)