Form 10-K
period 2002-06-30
DUPONT PHOTOMASKS INC
filed 2002-09-10
CIK 1012128

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE YEAR ENDED JUNE 30, 2002

Commission file number 0-20839

DUPONT PHOTOMASKS, INC.
(Exact name as specified in our charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	74-2238819 (I.R.S. Employer Identification No.)

131 Old Settlers Boulevard
Round Rock, Texas 78664
(Address of our principal executive offices)

Our telephone number, including area code: (512) 310-6500

Securities registered pursuant to Section 12(b) of the Act
 None

Securities registered pursuant to Section 12(g) of the Act:
 Common stock ($.01 par value)
Preferred share purchase rights

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Aggregate market value of voting stock held by nonaffiliates (excludes outstanding shares beneficially owned by directors and executive officers and shares held by E. I. du Pont de Nemours and Company) as of September 6, 2002, was approximately $350.6 million. As of such date, 17,992,942 shares of the common stock, $.01 par value, were outstanding.

Documents Incorporated by Reference
(Specific pages incorporated are indicated under the applicable Item herein):

Incorporated by Reference in Part No.
Our proxy statement filed in connection with our 2002 Annual Meeting of Stockholders	III

DUPONT PHOTOMASKS, INC.

        Unless otherwise indicated, "we," "us" and "our" mean DuPont Photomasks, Inc. and "DuPont" means E. I. du Pont de Nemours and Company or one of its subsidiaries. We have licensed from DuPont use of the tradename "DuPont" and the DuPont in Oval logo. All other trademarks or tradenames referred to in this document are the property of their respective owners. References in this document to "$" or "dollars" are to United States of America, or U.S., currency. Our fiscal year ends June 30.

TABLE OF CONTENTS

			Page
Part I
	Item 1.	Business	3
	Item 2.	Properties	19
	Item 3.	Legal Proceedings	20
	Item 4.	Submission of Matters to a Vote of Security Holders	20
Part II
	Item 5.	Market for Our Common Equity and Related Stockholder Matters	21
	Item 6.	Selected Financial Data	22
	Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	34
	Item 8.	Financial Statements and Supplementary Data	35
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	35
Part III
	Item 10.	Directors and Executive Officers	36
	Item 11.	Executive Compensation	37
	Item 12.	Security Ownership of Certain Beneficial Owners and Management	37
	Item 13.	Certain Relationships and Related Transactions	37
Part IV
	Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	38
		Signatures	41
		Certification of Chief Executive Officer and Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, per §302 of Sarbanes-Oxley Act.	42
		Certification of Chief Executive Officer and Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, adopted per §906 of Sarbanes-Oxley Act.	Exhibit 10.28

Note on Incorporation by Reference

        Throughout this report, various information and data are incorporated by reference to portions of our 2002 annual meeting and proxy statement. Any reference in this report to disclosures in our 2002 annual meeting and proxy statement shall constitute incorporation by reference of that specific material into this Form 10-K.

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

  •
  Our sales are characterized by short-term orders and shipment schedules without a significant backlog for products. As a result, substantially all of our sales in any quarter are dependent upon orders received during that quarter, which causes significant variability of our operating results and limits our ability to respond to a changing business environment;

  •
  We may be unable to obtain the additional capital required to fund our existing debt obligations, our planned expansion or changes of operations and manufacturing capacity;

  •
  Our business requires that we incur significant fixed costs; consequently, our operating results may be adversely affected if our production capacity is not fully utilized;

  •
  Rapid technological change and new product introductions and enhancements characterize the photomask and semiconductor industries; we may be unable to anticipate, respond to or utilize rapidly changing technologies;

  •
  Our market is highly competitive and subject to pricing pressures;

  •
  We may experience manufacturing difficulties, or be subject to increased costs or production capacity constraints in the future; and

  •
  Other risks indicated below under the caption "Risk Factors."

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

PART I

Item 1. Business

The Company

        We are a leading global provider of microimaging solutions, developing and producing advanced photomasks, a key enabling technology used in the manufacture of semiconductor and other microelectronic devices; pellicles, the protective covers for photomasks; and electronic design automation, or EDA, software. Based on revenues in calendar 2002, we are one of the largest photomask manufacturers in the world. Photomasks are high-purity quartz or glass plates containing precision images of integrated circuits and are used as masters by semiconductor manufacturers to optically transfer these images onto semiconductor wafers. Photomasks are a necessary component in the production of semiconductors, and advanced photomask technologies are critical to enabling the manufacture of increasingly complex semiconductor devices. We manufacture a broad range of photomasks based on customer-supplied design data, including photomasks that meet the tightest design specifications required by semiconductor manufacturers today. We sell our products to over 300 customers and customer sites in over 17 different countries. We believe that we are a primary merchant photomask supplier for many of our customers, including Affymetrix, Agere Systems, American Microsystems, Atmel, Agilent Technologies, Cypress, Fujitsu, Hewlett-Packard, Hynix Semiconductor, IBM, Linear Tech, LSI Logic, Infineon, Maxim Integrated Products, Micron Technology, Motorola, National Semiconductor, Philips, Samsung, STMicroelectronics, Texas Instruments and UMC Group. We operate globally from 11 manufacturing facilities in North America, Europe and Asia, including two joint venture facilities, and have under construction a twelfth site in Germany. We also operate the DPI Reticle Technology Center, LLC, or RTC, a joint venture facility dedicated to advanced photomask technology development and fabrication of leading-edge photomasks. Information regarding our operating segments is presented in our consolidated financial statements. We were incorporated in Texas on June 25, 1985, and were reincorporated in Delaware on November 9, 1995. Our principal executive offices are located at 131 Old Settlers Boulevard, Round Rock, Texas 78664, and our telephone number at this location is (512) 310-6500.

Industry Background

        The demand for photomasks is driven largely by increases in the number of semiconductor designs and the complexity of integrated circuits. Integrated circuit designs consist of a series of separate patterns, each of which must be imaged onto a different photomask. The resulting series of photomasks is then used to successively layer the circuit patterns onto the semiconductor wafer. As a result, photomasks are a necessary component in the typical production of semiconductors, and advanced photomask technologies are critical to enabling the manufacture of increasingly complex semiconductor devices. In addition, advanced photomask technologies such as phase shift masks and optical proximity correction masks can extend the optical resolution of existing photolithography equipment, thereby delaying the otherwise significant investment required for new semiconductor manufacturing equipment. Growth in the photomask market has not always correlated with increases in semiconductor sales. According to an industry source, the total worldwide market for photomasks has grown from approximately $1.4 billion in calendar 1995 to approximately $2.5 billion in calendar 2001. We estimate that the photomask markets in North America, Europe and non-Japan Asia collectively represented approximately 65 percent of the worldwide market in calendar 2001.

        Historically, photomasks were generally designed and manufactured internally by semiconductor manufacturers in captive production facilities. Since the mid-1980s, however, the market for merchant photomask manufacturers like us has grown substantially. We estimate that during calendar 2001, merchant photomask sales in North America, Europe and non-Japan Asia were approximately $1.0 billion. As a result of a number of factors, including the increasing complexity and pace of technological change in the photomask industry, the emergence of reliable merchant photomask manufacturers and a trend by semiconductor manufacturers to focus capital resources on their core business, a number of semiconductor manufacturers have divested their captive photomask operations and chosen to rely on merchant photomask manufacturers for their photomask needs. Finally, the increasing capital requirements and competitive pressures in the photomask market have contributed to a consolidation among merchant photomask manufacturers.

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

        We believe that, over the long-term, the market for photomasks in the semiconductor manufacturing process will increase due to the following trends:

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

  •
  Customization of Semiconductor Designs. Growing demand for customized semiconductors generates increased demand for photomasks as each new type of semiconductor device requires additional new and often more advanced photomasks. Examples of this customization include application specific integrated circuits, or ASIC, application-specific standard products, or ASSP, system-on-a-chip and a growing variety of memory products. ASICs and ASSPs remain the preferred integrated circuit solutions for the production of a wide variety of electronic systems.

  •
  Increasing Semiconductor Device Complexity. Efforts to improve the performance and functionality of semiconductor devices have resulted in more complex devices. Complex devices require additional layers of patterns, and additional photomasks on which the patterns are imaged, to be manufactured. For example, the number of photomasks typically required for the manufacture of complex logic devices in 1991 was 14 as compared to 30 or more photomasks required for today's complex logic devices.

  •
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

  •
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

Strategy

        Our objective is to be the world's premier global provider of microimaging solutions, by providing the finest service and most advanced technology to our customers through the following strategies:

  •
  Advance Our Technological Position. We intend to continue to invest in research and development and advanced equipment to enhance our technological position. We believe this strategy is essential to continuing to develop and deliver leading-edge photomasks, which are required to meet the demands of the leading global semiconductor manufacturers. We also believe that by providing leading-edge photomasks, such as advanced binary masks, phase shift masks and optical proximity correction masks, we can position ourselves as the preferred provider of photomasks to our customers.

  •
  Expand Our Strategic Relationships with Customers. A key component of our ongoing strategy is to continue to develop and expand our strategic relationships with the world's leading semiconductor manufacturers, including AMD, Agere Systems, Agilent Technologies, Cypress,

    Hewlett-Packard, Hynix Semiconductor, Infineon, IBM, Micron Technology, Motorola, Texas Instruments, UMC Group and Xilinx. We believe these relationships will help to solidify our position as, or provide us the opportunity to become, the primary supplier of advanced photomasks and key enabling technologies to our customers. In addition, we believe that our participation in the RTC has allowed us to leverage the combined strength and insights of the participating companies to accelerate the development of advanced photomasks. The addition of the Advanced Mask Technology Center, GmbH & Co., KG, or AMTC, our German partnership with AMD and Infineon, will allow us to expand that leverage and further enables us to provide many of the benefits of those developments to our customers.

  •
  Capitalize on Our Established Global Manufacturing and Customer Service Support Network. Since 1991, we have operated globally with integrated manufacturing facilities in North America, Europe and Asia. Our global software, computing and network systems integrate the manufacturing and delivery capabilities of these facilities, enabling efficient resource allocation and information sharing. We believe our ability to consistently deliver high quality products and superior customer service, on a timely basis, to each customer's various facilities around the world provides us with a competitive advantage.

  •
  Leverage Strategic Relationships with Key Suppliers. We benefit from beta-testing advanced production equipment and materials in research and development partnerships with strategic customers. We also believe that our strategic relationships with leading equipment suppliers, such as ETEC Systems (an Applied Materials company), Micronic, JEOL and KLA-Tencor, help enhance our ability to provide our customers with early access to the most advanced photomasks. As a result of all of the foregoing measures, we believe we can rapidly deliver to our customers the latest advances in photomask technologies. In addition, we have a strategic alliance with Schott Lithotec AG, or Schott, to develop and produce advanced photoblanks. Photoblanks are highly polished quartz or glass plates coated with ultra-thin layers of chrome and photoresist and are a key material used in the production of photomasks.

  •
  Pursue New Business Opportunities. We believe that the dynamics of the semiconductor and microelectronics industries, and the growing importance of precision imaging in emerging technologies, are providing us with new business opportunities. These opportunities include marketing our photomask products and services into emerging markets such as biochips, optical components and microelectromechanical systems, or MEMS. In addition, as design complexity continues to increase, we are developing a suite of software tools that enhances the manufacturability of deep subwavelength designs. We will continue to evaluate our core competencies and apply resources accordingly, including acquisitions, divestitures or joint venture partnerships with other companies, in markets that we believe can benefit our customers and develop into profitable growth initiatives.

Products and Technology

  Photomasks

        Photomasks, also called masks, are high-purity quartz or glass plates containing precise, microscopic images of integrated circuits that are used as masters—similar to negatives in a photographic process—to optically transfer the image of circuit patterns onto semiconductor wafers during the fabrication process. In producing a semiconductor, a photomask is usually placed in a photolithography tool, called a stepper, to make numerous reproductions of the pattern image on semiconductor wafers. This reproduction is typically accomplished by passing light through the photomask onto a photoresist that has been spin-coated onto the surface of the semiconductor wafer. The areas of the photoresist that have been exposed to light are then dissolved by chemical developers and subjected to further processing, such as etching, ion implantation and metal deposition. Successive steps of lithography, deposition and processing gradually create the multiple layers of conducting, semiconducting and insulating patterns that make up the millions of transistors found in a modern semiconductor device.

        We manufacture photomasks in accordance with semiconductor design and specification data provided on a confidential basis by our customers. The final design of each integrated circuit results in a set of precise individual circuit patterns to be imaged onto a series of typically 15 to 30 separate photomasks. The complete set of patterned photomasks is required to manufacture the customer's integrated circuit design. Upon receipt of a customer's circuit design, we convert the design to pattern data, which controls an electron beam or laser beam that exposes the circuit pattern onto a thin layer of photosensitive polymer, called a photoresist, covering the opaque chrome layer (or other material such as molysilicide) of the photoblank. Chemical developers dissolve the exposed areas and the thin chrome layer of the photoblank is etched to replicate the customer design pattern on the photomask. Subsequently, the photomask is inspected for defects, its critical dimensions are confirmed and any defects are repaired. Pellicles are then mounted onto the masks and the masks are delivered to the customer.

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

  •
  Advanced binary masks. Advanced binary photomasks are high quality photomasks manufactured with tight tolerances that permit our customers to use a variety of lithography technologies.

  •
  Phase shift masks. Phase shift masks alter the phase of the light passing through the photomask, permitting improved depth of focus and resolution on the wafer, and have additional unique characteristics.

  •
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

  Materials

        Photomasks are manufactured from photoblanks. The photomask is protected from particle contamination by an ultra-thin, frame-mounted transparent film called a pellicle. The pellicle, when mounted on the photomask, creates a sealed, contamination-free environment for the photomask pattern. We manufacture pellicles and, until recently, photoblanks. We believe that our knowledge of materials used in the production of photoblanks and pellicles gives us a competitive advantage in managing the supply, quality and cost of our principal component materials. We also sell a limited number of pellicles to third parties.

  Electronic Design Automation Software

        In March 2002, we acquired the assets of and hired the employees of BindKey Technologies, Inc., or BindKey, a provider of EDA software. We are developing a suite of software tools that ensures manufacturability of deep subwavelength designs during the design phase and we believe that these productswill significantly reduce the design cycle time of integrated circuits. In the future we plan to launch new products that enhance yields by creating chip designs that are easier to manufacture.

Global Manufacturing and Operations

        Since 1991, we have operated globally with established manufacturing facilities in North America, Europe and Asia. In fiscal 2002, approximately 50 percent of our total sales were produced in North America, approximately 18 percent in Europe and approximately 32 percent in Asia. In North America, we operate photomask manufacturing facilities in Round Rock, Texas, Santa Clara, California and Kokomo, Indiana, and a pellicle manufacturing facility in Danbury, Connecticut. In Europe, our manufacturing facilities are located in Corbeil-Essonnes, France, Rousset, France and Hamburg, Germany. We, with our AMTC joint venture partners, currently have a new facility under construction in Dresden, Germany. In Asia, we operate manufacturing facilities in Ichon, Korea and Singapore, and we operate joint venture manufacturing facilities in Shanghai, China and Hsinchu, Taiwan. We serve semiconductor manufacturers in Japan through our support office in Tokyo, Japan and primarily through our manufacturing facilities in Ichon, Korea and Shanghai, China.

        We believe that our global presence is important for meeting the supply needs of multi-national customers on a timely basis. Moreover, each of our manufacturing facilities is connected by our global software, computing and network system, which allows these facilities to transfer confidential customer design data and manufacturing instructions rapidly and coordinate manufacturing responsibility with our other facilities. By being able to transfer information throughout the world with this network, we can better optimize resources, thereby lowering production costs while providing effective customer service on a local level.

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

Backlog

        Our backlog was $7.3 million, $7.4 million and $10.1 million as of June 30, 2000, 2001 and 2002, respectively. We do not believe that backlog is a meaningful indicator of sales that can be expected for any period, and there can be no assurance that the backlog at any point in time will translate into sales in any subsequent period.

Customers

        We are a primary photomask supplier to many of the leading global semiconductor manufacturers. While the vast majority of our sales are to customers in the semiconductor industry, we also supply photomasks for producing disk drive heads, MEMS, displays, and biochips. Our largest semiconductor customers include the following:

Affymetrix	Hewlett-Packard	Motorola
Agere Systems	Hynix Semiconductor	National Semiconductor
Agilent Technologies	IBM	Philips
AMI	LSI Logic	Samsung
Atmel	Linear Technology	STMicroelectronics
Cypress	Maxim Integrated Products	Texas Instruments
Fujitsu	Micron Technology	UMC Group

        In fiscal 2000, Texas Instruments accounted for approximately 12 percent of our revenues. In fiscal 2001, Texas Instruments and IBM accounted for approximately 14 percent and 10 percent of our revenues, respectively. In fiscal 2002, Texas Instruments and UMC Group accounted for approximately 13 percent and 10 percent of our revenues, respectively. Our ten largest customers, in the aggregate, accounted for more than 60 percent of our revenues in each of fiscal years 2000, 2001 and 2002.

        We have multi-year supply agreements with some of our customers, including Agilent Technologies, Agere Systems, Cypress, Hewlett-Packard, Hynix Semiconductor, IBM, Infineon, Xilinx and UMC Group. During their term, most of these agreements generally provide us with a minimum volume or percentage of purchases, subject to various conditions such as quality of our service and timeliness of delivery.

        In addition, we have received advance payments for future delivery of photomasks to be used in the production of leading-edge semiconductor devices from several customers. We also have entered into joint technology development agreements with Infineon Technologies, Advanced Micro Devices, Cypress and Xilinx.

Worldwide Sales and Support

        Each photomask is unique and we work closely with each customer to define and communicate the precise specifications required by the customer. We sell and service our products principally through our employees based at our manufacturing sites throughout the world.

        We have established customer service centers inside some of our customers' design centers and semiconductor wafer fabrication facilities. Employees located at these centers routinely interact with customer engineers to improve the accuracy of the customers' design data and documentation and ensure that customers' orders receive the appropriate priority at the manufacturing facility and that routine problems are resolved promptly. We believe that these centers located in customers' facilities reduce errors and returns and improve on-time delivery, each of which improves customer satisfaction.

Competition

        The photomask industry is highly competitive, and most of our customers utilize more than one photomask supplier. Because of our global presence, we compete with various merchant manufacturers in each geographic region in which we operate:

  •
  In North America, we compete primarily with Photronics, Dai Nippon Printing and Toppan Printing Company and, to a lesser extent, with other smaller merchant photomask suppliers.

  •
  In Europe, we compete principally with Compugraphics, Photronics and Dai Nippon Printing.

  •
  In Asia, we compete primarily with Dai Nippon Printing, Hoya Corporation, Photronics, P.K. Limited, Taiwan Mask Corporation, Precision Semiconductor Mask Corporation, Toppan Printing Company, TCE and, to a lesser extent, with other smaller merchant photomask suppliers.

  •
  Dai Nippon Printing, Hoya Corporation and Toppan Printing Company are the predominant suppliers to the Japanese market.

  •
  Captive photomask operations sometimes sell into the merchant market in some or all of these regions.

        We expect that some of our competitors will expand operations to meet the needs of customers and take advantage of new growth opportunities. In addition, recent widespread consolidation in the photomask industry, particularly in Japan, has enhanced the remaining companies' strength as competitors. Also, captive photomask operations sometimes are divested by their owners to merchant manufacturers.

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

        We, along with Advanced Micro Devices, Micron Technology and Motorola, operate the RTC, a joint venture begun in 1997 for developing advanced photomask technology and the fabrication of leading-edge photomasks. The RTC is located in a fully-equipped, freestanding facility adjacent to our photomask manufacturing facility in Round Rock, Texas. We believe that the collaborative effort underway at the RTC leverages the combined strength and insights of global leaders in memory, microprocessors and advanced logic design and fabrication to accelerate the development of advanced photomasks. The joint venture agreement expires in December 2002 but can be renewed at the discretion of the members.

        The AMTC, established in the fourth quarter of 2002, will develop and pilot-manufacture next generation technologies. The AMTC facility will be co-located with a new commercial photomask production facility that we will establish in Dresden, Germany. We believe that the AMTC will ensure a continued edge in the worldwide race to create the next generation technologies with increased functionality in ever-smaller geometries.

        In 2002, we formed a strategic alliance with Schott to develop advanced photoblanks.

        We, independently and through our participation in the RTC and other joint technology development agreements with customers and suppliers, and in the future the AMTC and with Schott, intend to continue to invest in research and development to enhance our technological capabilities. We focus our research and development in four areas:

  •
  The development of leading-edge photomask products such as phase shift masks, masks with optical proximity correction and advanced binary masks;

  •
  The enhancement of existing products by improving manufacturing techniques and technologies,

  •
  The development of advanced materials needed for the manufacture of leading-edge photomasks; and

  •
  The development of EDA software to support the design and manufacture of semiconductors.

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

Employees

        As of June 30, 2002, we employed approximately 1,800 people worldwide. There are no employees who are represented by a union. However, our German subsidiaries are subject to German law that binds them, as members of a selected industry group, to agreements reached by industry management and employee representatives. We believe we have a good relationship with our employees.

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

Risk Factors

        You should carefully consider the following risks when considering forward-looking statements. The risks described below are not the only ones that we face. Our business, operating results or financial condition could be materially adversely affected by any of the following factors. You should also refer to the other information included or incorporated by reference in this report, including our consolidated financial statements and related notes.

Our Operations Are Dependent on the Activities of Semiconductor Manufacturers

        Substantially all of our sales are derived from semiconductor manufacturers. Further downturns in the semiconductor industry could lead to a decrease in the demand for photomasks. The semiconductor industry is highly cyclical and has been subject to significant economic downturns at various times. Our investment in new facilities and equipment is based, in part, on the announced expansion plans of the semiconductor industry. From time to time, semiconductor industry demand and technology have developed more slowly than originally anticipated. A lack of development in the semiconductor industry in a location in which we operate or establish new facilities could have a material adverse effect on our business.

        The demand for photomasks may decrease, even when there is growth in the demand for semiconductors, due to the following factors:

  •
  Changes in semiconductor designs or applications, such as a reduction in customization or an increase in standardization;

  •
  A reduction in design complexity;

  •
  Other technological and manufacturing advances; or

  •
  A slowdown in the introduction of new semiconductor designs.

Our Financial Results May Be Affected by Factors Outside of Our Control

        Our quarterly and annual operating results are affected by a wide variety of factors that could adversely affect revenue or profitability or lead to significant variability of our operating results. Since our business is characterized by short-term orders and shipment schedules without a significant backlog for products, substantially all of our revenue in any quarter is dependent upon orders received during that quarter, which limits our ability to respond to a changing business environment. In addition, our operating results could be affected by the following factors:

  •
  Competitive and customer-driven pricing pressures;

  •
  Changes in the mix of products sold;

  •
  Volume of orders shipped;

  •
  Market acceptance of our products and our customers' products;

  •
  Our ability to meet increasing demand and delivery schedules;

  •
  Fluctuations in manufacturing yields;

  •
  Fluctuations in currency exchange rates;

  •
  Cyclical semiconductor industry conditions;

  •
  Our access to advanced process technologies; and

  •
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

We May Not Obtain Sufficient Capital to Fund Our Needs

        We will need to continue to make significant capital expenditures to expand our operations and to enhance our manufacturing capability in order to keep pace with rapidly changing technologies. Based on our current operating plans, we will require external financing from time to time to fund our capital expenditures. We may require external financing to fund the requirements of our $100.0 million subordinated convertible notes due in July 2004. We may require external financing to comply with our $30.7 million long-term supply contract with Infineon which requires payments through March 2009; equipment purchase commitments to Infineon of approximately $51.9 million payable through December 2006; and a capital contribution to a joint venture of 2.0 million Euros payable in October 2002. We may, at our discretion, satisfy up to approximately $30.2 million of those commitments with the issuance of our common stock. We also guarantee certain lease obligations for the RTC joint venture with future minimum lease payments aggregating approximately $12.1 million as of June 30, 2002. The RTC joint venture is scheduled to terminate in December 2002, but can be renewed at the discretion of the members. Additionally, we have guaranteed 33 percent of the 20.0 million Euros short-term debt of Maskhouse Building Administration GmbH & Co. KG, or BAC. We, along with AMD and Infineon, formed the BAC to construct the facilities to house the AMTC and our advanced photomask manufacturing facility in Dresden, Germany. We cannot assure you that we will be able to obtain the additional capital required on reasonable terms, or at all, or that any such expansion or lack of capital will not have a material adverse effect on our business and results of operations, particularly during the start-up phase of new or changed operations.

Our Operating Results May Be Adversely Affected by Under-Utilized Production Capacity

        Our operations require us to incur significant fixed costs. Accordingly, increases and decreases in sales volume significantly affect our operating profits when our production capacity is not fully utilized. We anticipate that our operating costs will increase as we add capacity to position ourselves for future growth. Our results of operations could be adversely affected to the extent that such capacity is not utilized.

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

Our Market Is Highly Competitive and Subject to Pricing Pressures

        The photomask industry is highly competitive, and most of our customers use more than one photomask supplier. Our significant competitors include other merchant manufacturers of photomasks, including:

  •
  Dai Nippon Printing;

  •
  Hoya Corporation;

  •
  Photronics, which has a majority interest in PSMC and PKL;

  •
  Taiwan Mask Corporation;

  •
  TCE; and

  •
  Toppan Printing Company.

        Our competitors can be expected to continue to develop and introduce new and enhanced products, any of which could cause a decline in market acceptance of our products or a reduction in our prices as a result of intensified price competition. We also compete with captive photomask operations. Beginning in the mid-1980's, a trend developed toward the divestiture or closing of captive photomask operations by semiconductor manufacturers. We cannot assure you that this trend will continue or that it will not reverse, thereby reducing the demand for photomasks produced by merchant photomask suppliers like us and increasing competition to the extent excess captive capacity is used to supply non-captive needs. We cannot be certain that semiconductor manufacturers will not form new captive operations to ensure that their photomask needs are met, particularly for advanced and leading-edge photomasks. Certain of our competitors may have greater financial, technical, marketing and other resources, each of which could provide them with a competitive advantage over us.

        Our ability to compete in the photomask market is primarily based on:

  •
  Product quality;

  •
  Delivery to schedule performance;

  •
  Pricing;

  •
  Technical capabilities;

  •
  Location and capacity of manufacturing facilities; and

  •
  Technical service.

Our International Operations Present Special Risks

        Approximately 41 percent, 42 percent and 50 percent of our revenue in fiscal 2000, 2001 and 2002, respectively, were derived from sales in non-U.S. markets. We expect revenue from non-U.S. markets to continue to represent a significant portion of our total revenue in the future. Our non-U.S. operations are subject to certain risks inherent in conducting business abroad, including:

  •
  Price and currency exchange controls;

  •
  Fluctuations in the relative values of currencies;

  •
  Restrictive governmental actions and regulations; and

  •
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

Our Operating Results Are Influenced by the Performance of Asian Economies

        In recent years, Asian economies have been highly volatile and recessionary, resulting in significant fluctuations in local currencies and other instabilities. These instabilities may continue or worsen, which could have a material adverse impact on our financial position and results of operations, as approximately 23 percent, 22 percent and 32 percent of our revenue in fiscal 2000, 2001 and 2002, respectively, were derived from this region. Our exposure to the business risks presented by Asian economies will increase to the extent that we continue to expand our operations in that region.

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

We Face Risks Associated with Software Development and Marketing

        Our success in EDA software depends upon our ability to develop new products and enhance our current versions of software. We must effectively compete within the highly competitive software industry. Changes in accounting regulations and related interpretations and policies, particularly regarding revenue recognition, may require us to defer recognizing revenue or require us to change our business practices. We might not be successful in expanding our technology into new production areas. We might experience significant undetected errors or "bugs" in our products. We might not receive significant revenues from our current research and development efforts for several years.

Our Production Facilities Could Be Damaged or Disrupted by a Natural Disaster, Labor Strike, War, Terrorism or Political Unrest

        A number of our facilities are in seismically active areas. Although we have obtained property damage and business interruption insurance, a major catastrophe such as an earthquake or other natural disaster at any of our sites, or political unrest, war, terrorism, labor strikes or work stoppages in any of the areas where we conduct operations, could result in a prolonged interruption of our business. Any disruption resulting from these events could cause significant delays in shipments of our products and the loss of sales and customers, and we do not know whether our insurance would adequately compensate us for any of these events.

We Depend on a Few Significant Customers

        Our ten largest customers, in the aggregate, accounted for more than 60 percent of our sales in fiscal 2000, 2001 and 2002. One of our customers represented approximately 12 percent of revenues in 2000, primarily in North America. Two of our customers each represented more than 10 percent of revenues in 2001; one customer represented 14 percent of revenues and the other represented 10 percent of revenues. These revenues were reported primarily in our North America and Europe segments. Two of our customers represented approximately 13 percent and 10 percent of revenues in 2002. These revenues were reported in North America, Europe and Asia. One customer represented approximately 15 percent of accounts receivable, trade at June 30, 2001. No customer represented more than 10 percent of accounts receivable, trade at June 30, 2002. The loss of, or a significant reduction of orders from, any of these customers could have a material adverse effect on our results of operations. While we believe we have strategic relationships with a number of our customers, our customers place orders on an as-needed basis and generally can change their suppliers without penalty. In addition, recently there has been a trend toward outsourcing semiconductor manufacturing to foundries. To the extent we do not have a strategic relationship with these foundries, this trend could have a material adverse effect on our business and results of operations.

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

We Depend on a Limited Number of Raw Materials Suppliers

        We have a limited number of long-term supply agreements with our raw materials suppliers. Any disruption in our supply relationships or increases in prices, particularly related to photoblanks, could result in delays or reductions in product shipments by us or increases in product costs that could have a material adverse effect on our business and operating results. In the event of such a disruption, we cannot assure you that we could develop alternative sources within reasonable time frames, or if developed, that these sources would provide supplies or equipment at prices comparable with those charged by our suppliers before the disruption.

We Depend on a Limited Number of Management and Technical Personnel

        Our continued success depends, in part, upon key managerial, engineering and technical personnel as well as our ability to continue to attract and retain additional personnel. In the past, some key personnel have left us to pursue other opportunities. The loss of any key personnel could have a material adverse effect on our business or results of operations. There can be no assurance that we can retain our key managerial, engineering and technical employees. Our growth may be dependent on our ability to attract new highly skilled and qualified personnel and to integrate them into our operations. There can be no assurance that our recruiting efforts to attract and retain these personnel will be successful.

E. I. du Pont de Nemours and Company Has Influence on All Stockholder Votes and Other Matters

        DuPont owned approximately 20.2 percent of our outstanding common stock as of September 6, 2002. As a result, DuPont will continue to have influence on most matters submitted to our stockholders, including proposals regarding:

  •
  Any merger, consolidation or sale of all or substantially all of our assets;

  •
  Electing the members of our board of directors; and

  •
  Preventing or causing a change in control of our company.

        This concentration of ownership may discourage a potential acquiror from making an offer to buy our company that other stockholders might find favorable which, in turn, could adversely affect the market price of our common stock. Additionally, DuPont has the right, under certain circumstances, to affect our use of the DuPont tradename and logo, which could increase our costs.

We May Not Successfully Integrate or Realize the Intended Benefits of Recent or Future Acquisitions and Joint Ventures

        We may in the future pursue acquisitions of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. The negotiation of potential acquisitions or joint ventures as well as the integration of an acquired business, product or technology could require us to incur significant costs and cause diversion of management's time and resources. Future acquisitions by us could result in the following consequences:

  •
  Dilutive issuances of equity securities;

  •
  Incurrence of debt and contingent liabilities;

  •
  Amortization of other intangibles;

  •
  Research and development write-offs; and

  •
  Other acquisition-related expenses.

        For example, over the past several years, we entered into a joint venture with UMC Group to manufacture photomasks in Taiwan, acquired the photomask manufacturing assets of Altis Semiconductor, a European joint venture between IBM and Infineon, extended the RTC agreement through December 2002 and entered into the AMTC with AMD and Infineon. The success of these transactions will depend on our ability to:

  •
  Integrate acquired production equipment with our operations;

  •
  Attract, train and retain additional personnel;

  •
  Utilize any resulting additional production capacity; and

  •
  Cooperate with our joint venture partners.

        Our operating results can vary significantly based upon the impact of changes in global economic conditions on our customers. More specifically, the macro-economic environment entering fiscal year 2003 is more uncertain than in recent periods and has the potential to continue to materially and adversely affect us. The revenue growth and profitability of our business depends on increasing complexity and continued innovation of semiconductors. Because our sales are primarily to major corporate customers whose businesses fluctuate with general economic and business conditions, a softening of demand for semiconductors caused by a weakening economy may result in decreased revenues and lower growth rates. Customers may defer or reconsider purchasing products if they experience a downturn in their business or if there is a continued downturn in the general economy.

We May Be Unable to Enforce or Defend Our Ownership and Use of Proprietary Technology

        We believe that the success of our business depends more on our proprietary technology, information and processes and know-how than on patents or trademarks. Much of our proprietary information and technology relating to manufacturing processes is not patented and may not be patentable. We cannot assure you that:

  •
  We will be able to adequately protect our technology;

  •
  Competitors will not independently develop similar technology;

  •
  The claims allowed on any patents we hold will be sufficiently broad to protect our technology; or

  •
  Foreign intellectual property laws will adequately protect our intellectual property rights.

        We may become involved in infringement claims or legal proceedings by or against third parties with respect to current or future patents, copyrights, trademarks, products or processes. Any such claims or litigation, with or without merit, to enforce or protect our intellectual property rights or to defend our company against claimed infringement of the rights of others could result in substantial costs, diversion of resources and product shipment delays or could force us to enter into royalty or license agreements rather than dispute the merits of these claims. Any of the foregoing could have a material adverse effect on our business, results of operations and financial position.

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

  •
  Quarterly variations in our results of operations;

  •
  Announcements of new products or product enhancements by us, our competitors or our customers;

  •
  Technological innovations by us or our competitors;

  •
  Changes in earnings estimates or buy/sell recommendations by financial analysts for us;

  •
  Changes in earnings estimates or buy/sell recommendations by financial analysts for our competitors;

  •
  The operating and stock price performance of comparable companies; and

  •
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

Our Stock Price May Be Affected when Additional Shares Are Sold

        If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. Such sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and place that we deem appropriate. As of September 6, 2002, DuPont beneficially owned approximately 3.6 million shares of our common stock. DuPont has advised us that it expects to continue to reduce its ownership interest in our company over time, subject to prevailing market conditions. We have granted DuPont certain rights with respect to the registration of shares of our common stock held by DuPont, including the right to require that we register under the Securities Act of 1933 the sale of all or part of the shares it holds, and to include such shares in a registered offering of securities by us.

Our Certificate of Incorporation and Bylaws Have Anti-Takeover Provisions and We Have a Shareholders' Rights Plan

        Provisions of our certificate of incorporation and bylaws, a Delaware law and our shareholders' rights plan could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. The combination of these provisions may inhibit a non-negotiated merger or other business combination.

Item 2. Properties

        We conduct manufacturing operations throughout the world. Virtually all of our operations are ISO 9002 or QS9000TE and ISO 14001 qualified. We believe that our facilities are adequate and suitable for their respective uses. The table below presents certain information relating to our manufacturing and support facilities.

Location	Type of Interest	Use
North America
Round Rock, Texas	Owned	Photomasks
Kokomo, Indiana	Owned	Photomasks
Santa Clara, California	Leased	Photomasks
Santa Clara, California	Leased	Electronic Design Automation
Gresham, Oregon (facilities held for sale; land leased)	Owned/Leased	Photomasks
Danbury, Connecticut	Owned	Pellicles
Round Rock, Texas	Owned	Research
Round Rock, Texas	Owned	Administration
Europe
Corbeil-Essonnes, France	Leased	Photomasks
Rousset, France	Owned	Photomasks
Hamburg, Germany	Leased	Photomasks
Dresden, Germany	Jointly Owned	Photomasks
Asia
Ichon, Korea	Owned	Photomasks
Shanghai, China	Jointly Leased	Photomasks
Singapore (facilities owned; land leased)	Owned/Leased	Photomasks
Hsinchu, Taiwan	Jointly Leased	Photomasks

        We own most of the manufacturing equipment in our facilities. The research facility in Round Rock is leased to the RTC and primarily contains manufacturing equipment leased by the RTC from a third party. Facilities and property located in Santa Clara, Corbeil-Essonnes, Hamburg and Singapore are leased under leases that expire in calendar years 2003, 2009, 2013 and 2059, respectively. We also maintain customer service data centers in leased facilities, including centers in Mesa, Arizona, Burlington, Vermont, Orange, California, Colorado Springs, Colorado, Melbourne, Florida, Hillsboro, Oregon, Allentown, Pennsylvania, Dallas, Texas and Tokyo, Japan.

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

	High	Low
Year Ended June 30, 2001:
First Quarter	$80.75	$54.25
Second Quarter	63.63	39.00
Third Quarter	88.81	40.44
Fourth Quarter	59.13	37.07
Year Ended June 30, 2002:
First Quarter	$48.65	$22.60
Second Quarter	45.59	23.50
Third Quarter	54.30	41.76
Fourth Quarter	54.25	28.05
Year Ending June 30, 2003:
First Quarter (through September 6, 2002)	$33.05	$20.35

        We have not paid any dividends on our capital stock and do not intend to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings to finance future growth of our business. Future dividends, if any, will be determined by our board of directors. However, one of our consolidated joint ventures has declared and paid stock dividends and may declare additional stock dividends in the future. As of our date of record on August 30, 2002 we had 75 shareholders of record.

Item 6. Selected Financial Data

        The following tables set forth our consolidated selected financial data. The consolidated balance sheet data as of June 30, 2001 and 2002 and the consolidated income statement data for each of the three years ended June 30, 2002 has been derived from the audited consolidated financial statements appearing elsewhere in this document. The consolidated data for the years ended June 30, 1998 and 1999 and as of June 30, 1998, 1999 and 2000 has been derived from audited consolidated financial statements not appearing in this document. The following consolidated data should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

	Year Ended June 30,
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Income Statement Data:
Revenue, net	$271,591	$264,015	$328,072	$407,946	$341,911
Cost of goods sold	179,369	187,427	225,400	276,657	271,968
Selling, general and administrative expense	29,509	33,944	39,456	48,621	41,151
Research and development expense	12,714	16,835	23,797	32,220	30,295
Special charges	—	—	—	36,101	7,393

Operating profit (loss)	49,999	25,809	39,419	14,347	(8,896)
Gain (loss) on warrants, net	—	—	—	10,687	(238)
Gain on sales of assets	—	—	—	—	10,350
Other (expense) income, net	(27)	(717)	(443)	2,017	1,199

Income before income taxes, minority interest and cumulative effect of change in accounting principle	49,972	25,092	38,976	27,051	2,415
Provision for (benefit from) income taxes	17,127	7,763	10,150	5,275	(8,564)

Income before minority interest and cumulative effect of change in accounting principle	32,845	17,329	28,826	21,776	10,979
Minority interest in loss (income) of joint ventures	687	(59)	(2,726)	(6,177)	(6,949)

Income before cumulative effect of change in accounting principle	33,532	17,270	26,100	15,599	4,030
Cumulative effect of change in accounting principle	—	—	—	(481)	—

Net income	$33,532	$17,270	$26,100	$15,118	$4,030

Basic earnings per share:
Before cumulative effect of change in accounting principle	$2.21	$1.13	$1.68	$0.90	$0.23
After cumulative effect of change in accounting principle	$2.21	$1.13	$1.68	$0.87	$0.23
Weighted average shares outstanding	15,180	15,299	15,548	17,394	17,877
Diluted earnings per share:
Before cumulative effect of change in accounting principle	$2.15	$1.09	$1.61	$0.86	$0.22
After cumulative effect of change in accounting principle	$2.15	$1.09	$1.61	$0.83	$0.22
Weighted average shares outstanding	15,612	15,780	16,227	18,562	18,135

	June 30,
	1998	1999	2000	2001	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$19,688	$61,311	$42,203	$138,590	$138,918
Working capital	33,052	71,134	30,213	137,547	115,284
Property and equipment, net	244,650	312,240	452,827	456,095	457,277
Total assets	351,979	480,406	644,226	767,452	772,795
Long-term borrowings	7,519	4,659	2,350	3,250	2,864
Long-term borrowings, related parties	9,000	100,000	150,000	—	—
Long-term convertible notes	—	—	—	100,000	100,000

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this document. All references to years are to our fiscal years, which end on June 30.

Overview

        Based on worldwide revenue, we are one of the largest photomask manufacturers in the world. We sell our products to over 300 customers and customer sites in over 17 different countries. Essentially all of our sales are to customers in the semiconductor manufacturing industry. We manufacture a broad range of photomasks based on customer-supplied design data. We also manufacture pellicles, one of the principal components of photomasks, which protect the photomask from particle contamination, primarily for internal consumption. We operate globally with established manufacturing facilities in North America, Europe and Asia.

        We believe that over the long-term the market for photomasks in the semiconductor manufacturing process will increase due to the following trends:

  •
  Proliferation of semiconductor applications;

  •
  Customization of semiconductor designs;

  •
  Increasing semiconductor device complexity;

  •
  Decreasing size of semiconductor designs; and

  •
  Shorter product lifecycles.

        These trends have increased the importance of photomask technology in the semiconductor manufacturing process. In part as a result of these trends, our annual revenue increased an average annual compounded rate of 6 percent from 1998 to 2002.

        In 2002, our revenue decreased 16.2 percent, from $407.9 million in 2001 to $341.9 million. In 2002, our revenues continued to be negatively impacted by the downturn in the global semiconductor market, which began in the second half of fiscal 2001. This downturn was principally driven by decreased demand in many of the major end-user markets of the electronics industry. Although our customers' design activities continued, in reaction to declining demand they scaled back tape-outs (i.e., photomask orders) for some new chip designs until business conditions improve. The downturn became even more pronounced during the first half of fiscal 2002 as our customers, in reaction to continued soft demand and growing inventory levels began taking more dramatic steps to contain costs.

        During 2002, we derived cost savings and improved productivity from the reorganization of our manufacturing and technical organizations which commenced during the fourth quarter of 2001. In response to a sustained decline of demand in trailing-edge photomasks, we decommissioned and abandoned a number of trailing-edge manufacturing lines throughout the world, and reduced our global workforce by 8 percent, over the course of 2001 and 2002.

        Photomask manufacturing operations are capital intensive. Accordingly, at a given threshold of manufacturing capacity, a high proportion of our operating costs are fixed and remain relatively constant as sales volume increases or decreases. To the extent that we have under-utilized production capacity, operating profit increases or decreases significantly as sales volume increases or decreases. In 2000 and 2001, our operating costs increased as we added capacity to position ourselves for future growth, but the utilization improved and our gross margin as a percentage of revenue rose 2.3 percentage points and 0.9 percentage points, respectively. In 2002, our gross margin as a percentage of revenue decreased 11.7 percentage points as our revenue fell 16.2 percent and our costs remained relatively stable. The current environment in the semiconductor industry is like no other in the past. Our customers' high level of uncertainty, combined with our short two-week backlog, creates too great a challenge to provide reliable guidance beyond a single quarter. In light of the volatility within our customer base, we head into fiscal 2003 with a broad range of revenue scenarios. We continue to explore operating and administrative efficiencies to improve operating margins in 2003.

Results of Operations

        The following table sets forth selected financial information expressed as a percentage of revenue, net for the periods indicated.

	Year Ended June 30,
	2000	2001	2002
Revenue, net	100.0%	100.0%	100.0%
Cost of goods sold	68.7	67.8	79.5
Selling, general and administrative expense	12.0	11.9	12.0
Research and development expense	7.3	7.9	8.9
Special charges	—	8.9	2.2

Operating profit (loss)	12.0	3.5	(2.6)
Gain (loss) on warrants, net	—	2.6	(0.1)
Gain on sale of assets	—	—	3.0
Other (expense) income, net	(0.1)	0.5	0.4

Income before income taxes, minority interest and cumulative effect of change in accounting principle	11.9	6.6	0.7
Provision for (benefit from) income taxes	3.1	1.3	(2.5)

Income before minority interest and cumulative effect of change in accounting principle	8.8	5.3	3.2
Minority interest in income of joint ventures	(0.8)	(1.5)	(2.0)

Income before cumulative effect of change in accounting principle	8.0	3.8	1.2
Cumulative effect of change in accounting principle	—	(0.1)	—

Net income	8.0%	3.7%	1.2%

Year Ended June 30, 2002 Compared to Year Ended June 30, 2001

        Revenue, net.    Revenue, net decreased 16.2 percent from $407.9 million in 2001 to $341.9 million in 2002. Demand for advanced photomasks, those with design technology of 0.18 micron and below, grew from 27 percent to 40 percent of our revenue, for 2001 and 2002, respectively. Total unit volume demand declined 4 percent primarily as a result of our customers' response to the significant downturn in the semiconductor industry during the year. Average selling prices decreased 13 percent as a result of traditional product lifecycle declines in selling prices of certain technologies and customer-initiated pressures and competitive pressures. Additionally our customers that maintain internal photomask operations reduced outsourcing during the year, reducing demand for higher-priced leading edge products. From 2001 to 2002, revenue, net produced in North America decreased from $235.3 million to $171.6 million because of the decrease in average selling price and unit volumes. Revenue, net produced in Europe decreased from $83.2 million to $62.0 million because of the decrease in average selling price and unit volumes. Revenue, net produced in Asia increased from $89.5 million to $108.3 million due primarily to an increase in average selling price and unit volumes. Increased unit volume in Asia was a result of improved local demand combined with production transferred from North America and Europe.

        Costs of Goods Sold.    Cost of goods sold consists of materials, labor, depreciation and overhead. Cost of goods sold decreased 1.7 percent from $276.7 million in 2001 to $272.0 million in 2002. The decrease resulted primarily from decreased production volumes, benefits realized from our cost reduction programs and the overall efficiencies gained through the global reorganization of our manufacturing organization implemented in the quarter ended June 30, 2001. These reductions were partially offset by increased depreciation expense resulting from new investments in advanced production capabilities. Gross profit decreased from $131.3 million for 2001 to $69.9 million for 2002. As a percentage of revenue, cost of goods sold increased from 67.8 percent in 2001 to 79.5 percent in 2002 primarily as a result of lower revenue. Unless revenue increases in the short term, gross margin rates will continue to be under pressure due to the effect of our fixed costs, however, this should be partially offset by the effect of ongoing cost reduction programs.

        Selling, General and Administrative Expense.    Selling, general and administrative expense includes salaries of sales and administrative personnel, marketing expense, general and administrative expense and product distribution expense. Selling, general and administrative expense decreased 15.4 percent from $48.6 million for 2001 to $41.2 million for 2002. This was primarily a result of the cost reduction programs implemented in the quarter ended June 30, 2001. Selling, general and administrative expense as a percentage of revenue, net increased from 11.9 percent for 2001 to 12.0 percent for 2002 as a result of lower revenues partially offset by the benefits realized from the cost reduction programs.

        Research and Development Expense.    Research and development expense consists primarily of employee costs, cost of material consumed, depreciation, engineering related costs and our share of costs of the RTC. Research and development expense decreased 6.0 percent from $32.2 million for 2001 to $30.3 million for 2002. The decrease was primarily as a result of synergies realized due to the reorganization of our technical group. Research and development expense as a percentage of revenue, net increased from 7.9 percent for 2001 to 8.9 percent for 2002. The increase was due primarily to lower revenues. We continue to focus on research and development in all of our advanced production facilities, in the RTC and in our EDA company. This focus will expand in the future to the AMTC and our alliance with Schott. The current RTC agreement expires in December 2002, but can be renewed at the discretion of the members. We believe that, because of our continued focus on research and development, we will be able to help meet the future technology needs of the semiconductor industry for advanced photomasks.

        Gain (Loss) on Warrants, net.    During 2002, we realized losses of $0.2 million upon the exercise of all remaining warrants of a strategic partner and sale of the underlying securities.

        Gain on Sale of Assets.    In March 2002, we sold all of our photoblank manufacturing assets located in Poughkeepsie, New York, to Schott. We have also entered into a supply agreement with Schott for a significant portion of our future purchases of photoblanks. The total proceeds of $31.6 million were allocated $26.5 million to the assets sold and $5.1 million to the supply agreement. The amount allocated to the supply agreement was determined based on the projected cash flows that will be generated by the supply agreement, discounted to present value. This transaction resulted in a pre-tax gain of approximately $10.4 million. The value of the supply agreement will be amortized ratably as a reduction of cost of goods sold over the term of the agreement. The supply agreement also allows us to be paid additional amounts totaling $12.0 million if specified purchase levels are achieved by March 31, 2004. These additional amounts will be amortized as a reduction of cost of goods sold over the term of the supply agreement.

        Special Charges.    In the quarter ended March 31, 2002, we recorded pre-tax special charges totaling $7.4 million related to cost reduction programs and acquired in-process research and development, or IPR&D. The cost reduction programs and related special charges consisted of the following:

  •
  Asset abandonments relating primarily to trailing-edge production equipment that was removed from service.

  •
  Employee severance expenses relating to workforce reductions in the United States and Europe. Of the 68 employees severed, 64 employees left our company by March 31, 2002. The employee severances were primarily manufacturing positions and some administrative personnel.

  •
  In connection with the acquisition of the assets of BindKey in March 2002, approximately $0.3 million of the purchase price was allocated to purchased IPR&D. The amount attributed to IPR&D was expensed at the date of acquisition as the projects had not reached technological feasibility nor had any alternative future use.

        A summary of the special charges is shown below (in millions):

	Asset Impairments	Employee Severance	IPR&D	Total
Fiscal 2002 charges	$5.1	$2.0	$0.3	$7.4
Utilized in fiscal 2002	(5.0)	(1.9)	(0.3)	(7.2)

Remaining liability at June 30, 2002	$0.1	$0.1	$—	$0.2

        We expect the remaining $0.2 million accrued liability to be utilized in fiscal 2003. No additional expenditures relating to these cost reduction programs are expected. We expect to realize benefits of approximately $4.7 million over the next year as a result of the asset impairments and employee reductions.

        Our management continues to monitor the business climate in general and our industry in particular to determine the usefulness of our assets and will, if necessary, incur additional charges in 2003 to enhance the economic viability of our company.

        Other (Expense) Income, net.    Other (expense) income, net includes interest income and expense, foreign currency transaction and remeasurement gains and losses. Other (expense) income, net was $2.0 million in 2001 and $1.2 million in 2002. The change was caused by a decrease in interest income of $1.6 million, due to substantially lower interest rates, partially offset by favorable decreases in net foreign exchange losses of $0.7 million.

        Provision for (Benefit from) Income Taxes.    Our tax expense is based on the statutory rates in effect in the countries in which we operate. Certain of our operations in Asia are subject to various tax holidays which expire in whole or in part during fiscal years 2003 through 2010. Certain tax holidays may be extended if specific conditions are met. Our effective tax rate for 2002 was a tax benefit of 189 percent versus a tax expense of 25 percent for 2001. Our effective tax rate varied from the prior year because of shifts in the geographic distribution of earnings and losses between high and low tax rate countries partially due to the special charges recorded in the United States. Additionally, the tax rate was impacted by an adjustment to release the previously provided valuation allowance against certain capital losses, which became realizable upon recognition of the capital gain on the sale of our photoblank manufacturing assets. Our effective tax rate varied from the federal statutory rate because a substantial portion of our Asian manufacturing operations in Korea, China, Taiwan and Singapore operate at a reduced tax rate or free of tax under various tax holidays which expire in whole or in part during fiscal years 2003 through 2010.

        During 2002, we recorded deferred income tax benefits associated with our operating loss for the year. Recent changes in U.S. income tax laws allow substantially all of the deferred income tax benefits from these losses to be realized through tax refunds under special carryback rules available during fiscal 2002.

        Minority Interest in Income of Joint Ventures.    The minority interest impact of our joint venture manufacturing facilities was $6.2 million in 2001 compared to $6.9 million in 2002, reflecting the partners' share of income from our joint ventures, which currently include our Shanghai, China and Hsinchu, Taiwan operations. The increase was primarily the result of increased profitability in our Shanghai, China joint venture.

Year Ended June 30, 2001 Compared to Year Ended June 30, 2000

        Revenue, net.    Revenue, net increased 24.3 percent from $328.1 million in 2000 to $407.9 million in 2001. The overall annual increase primarily occurred because average selling price increased approximately 19 percent and unit volume increased approximately 8 percent from year 2000 to 2001. From 2000 to 2001, revenue, net produced in North America increased from $194.5 million to $235.3 million because of the increase in average selling price and unit volumes. Revenue, net produced in Europe increased from $58.4 million to $83.2 million because our Altis acquisition was online for the entire year and the increased average selling price and unit volumes. Revenue, net produced in Asia increased from $75.2 million to $89.5 million because our facility in Singapore was online for a majority of the year and our increased production in our joint ventures in Taiwan and Shanghai. During 2001, we experienced two radically different business climates in which we operated. For the first two quarters of 2001, we experienced 40 percent revenue growth versus the previous year. In the third quarter of 2001, one of the steepest drops on record in the global semiconductor market, principally driven by a drop in demand of many of the major end-use markets of the electronics industry, began to affect us as customers scaled back purchases. The downturn became even more pronounced in the fourth quarter of 2001 and started to affect orders for advanced photomasks.

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

        Research and Development Expense.    Research and development expense increased 35.4 percent from $23.8 million in 2000 to $32.2 million in 2001. The increase was due primarily to an increased investment in research and development throughout the company, particularly through our participation in the RTC. The current RTC agreement expires in December 2002, but can be renewed at the discretion of the members. In 2001, we entered into technology advancement projects with Infineon Technologies and Xilinx.

        Special Charges.    In 2001, we recorded pre-tax special charges totaling $36.1 million related to cost reduction programs. The pre-tax special charge recorded in the quarter ended March 31, 2001 was $11.9 million and the special charge recorded in the quarter ended June 30, 2001 was $24.2 million. Accrued severance of $1.7 million was the only liability remaining at June 30, 2001 and it was completely paid out by August 2001. The cost reduction programs and related special charges consisted of the following:

  •
  Building costs and asset write-downs of $11.9 million related to the closing of our Gresham, Oregon facility. We determined that our estimated recoverable value was $5.3 million and we have reclassified this amount to assets held for sale. In 2002, we disposed of approximately $0.4 million of the assets at its estimated recoverable value. We continue to hold the building and remaining assets for sale and evaluate all proposals.

  •
  Asset write-downs of $21.4 million related primarily to trailing-edge production equipment and leasehold improvements that were removed from service and disposed of or are being held for sale. The assets had an estimated salvage value of approximately $0.7 million which was reclassified to assets held for sale. We expect to complete the disposal of the remaining equipment held for sale during fiscal 2003.

  •
  Employee severance expenses of $2.8 million related to the closure and sale of our Hamilton, Scotland facility and workforce reductions in the United States related to the decommissioning of trailing-edge production lines. Approximately 90 percent of the 139 terminated employees left our company by June 30, 2001. The accrued severance was completely paid out during July and August 2001. The employee terminations were primarily manufacturing positions.

        Gain (Loss) on Warrants, net.    During 2001, we recognized realized and unrealized gains of $10.7 million on warrants. As of June 30, 2001, we held 147,230 vested warrants with a market value of $1.7 million.

        Other (Expense) Income, net.    Other (expense) income, net includes interest income and expense, foreign currency transaction and remeasurement gains and losses. Other (expense) income, net was $(0.4) million in 2000 and $2.0 million in 2001. The change was caused by increased interest income due to increased cash balances, partially offset by smaller interest expense as a result of the refinancing of long-term debt completed in the quarter ended September 30, 2000.

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

Liquidity and Capital Resources

        Our working capital was $137.5 million as of June 30, 2001 and $115.3 million at June 30, 2002. The decrease in working capital was due principally to a decrease in revenue resulting in lower accounts receivable reflecting the continued downturn of the semiconductor industry, a reduction of inventories primarily as a result of the sale of our photoblank manufacturing assets and a reduction of deferred income taxes. Cash and cash equivalents were $138.6 million as of June 30, 2001 and $138.9 million as of June 30, 2002. Our principal source of cash is from our operating activities, which generated $132.8 million in 2001 and $62.7 million in 2002. The decrease in cash provided by operating activities was primarily a result of lower net income as adjusted for non-cash income and expenses and lower customer prepayments in 2001 compared to 2002.

        We have agreed to purchase a significant portion of our photoblank requirements from Schott over the term of the supply agreement. Additionally, we have committed to pay Infineon $27.5 million for their 10-year photomask supply agreement.

        Cash used in investing activities, consisting of capital expenditures, proceeds from the sale of stock and investments and payments for acquisitions and investments, was $102.2 million in 2001 and $75.1 million in 2002. Management expects capital expenditures for 2003 to be approximately $50 million. We will fund a capital contribution to the BAC, of 2.0 million Euro during the second quarter of 2003. We have equipment purchase commitments of approximately $28.1 million, approximately $22.0 million of which is payable in 2003 and 2004 and up to $6.1 million of which is expected to be payable in 2006. Capital expenditures have been and will be used primarily to advance our technical capability. We also guarantee certain lease obligations of the RTC with future minimum lease payments of approximately $12.1 million as of June 30, 2002. Additionally, we have guaranteed 33 percent of the 20.0 million Euro short-term debt of the BAC. In addition, we may in the future pursue additional acquisitions of businesses, products and technologies, or enter into other joint venture arrangements, that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid.

        Cash provided from financing activities was $67.4 million in 2001 and $8.1 million in 2002. Net short-term borrowings increased $4.2 million in 2002. Additionally, our employees purchased $3.6 million of common stock under our employee plans.

        At June 30, 2000, we had a credit agreement with DuPont, which was comprised of two separate facilities for $100.0 million each. The first facility, which bore an interest rate of LIBOR plus 1.875 percent per annum expired in September 2001. The second facility was repaid and terminated in July 2000.

        In July 2000, we publicly sold equity and debt securities with aggregate net proceeds to us of $201.4 million. A portion of the proceeds was used to repay all of the outstanding borrowings from DuPont, as discussed above, and we are using the remaining proceeds for general corporate purposes, including potential acquisitions, working capital and capital expenditures. The first transaction was the sale of 3.2 million shares of our common stock of which 1.4 million shares represented original issuance and 1.8 million shares represented the sale of outstanding shares owned by DuPont. The stock was offered to the public at $77 per share with gross proceeds of $246.4 million, offering costs of $12.8 million, and net proceeds of $233.6 million. Our portion of the offering proceeds was $103.8 million for the original issuance. We also sold $100.0 million principal amount of subordinated convertible notes with net proceeds of $97.6 million. The notes are due in July 2004, with no stated interest, are convertible at any time into shares of our common stock at a conversion price of $106.26 per share, are unconditionally guaranteed by DuPont and have no optional redemption by us. In the event of a fundamental change in our company, each holder of notes will have the right to require us to redeem, in cash, any or all of such holder's notes at a price equal to 100 percent of the principal amount to be redeemed. A fundamental change generally is any transaction in which all or substantially all of our common stock is exchanged for, converted into, acquired for or constitutes the right to receive, consideration which is not all or substantially all common stock listed on a national securities exchange or approved for quotation on the NASDAQ National Market. If a fundamental change were to occur, we cannot assure you that we will have sufficient funds to pay the redemption price for all the notes tendered by the holders, although DuPont would be required to pay the redemption price under its guarantee. In that case, our failure to redeem tendered notes would constitute an event of default under the indenture for the notes, and may constitute a default under the terms of other indebtedness that we may enter into from time to time.

        Our ongoing cash requirements will be for capital expenditures, acquisitions, research and development and working capital. Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements for at least the next 12 months. Thereafter, based on our current operating plans, we may require external financing from time to time to fund our capital expenditure requirements. There can be no assurance that alternative sources of financing will be available if our capital requirements exceed cash flow from operations. There can be no assurance that we will be able to obtain any additional financing required to fund our capital needs on reasonable terms, or at all.

The following summarizes our contractual cash obligations as of June 30, 2002 (in millions):

	Payments Due by Period
	Total	Fiscal 2003	Fiscal 2004-2005	Fiscal 2006-2007	Beyond
Long-term debt	$111.5	$11.1	$100.0	$0.4	$—
Capital lease obligations	3.2	0.9	1.0	0.2	1.1
Operating leases	14.5	3.5	3.4	2.6	5.0
Other long-term obligations	3.1	—	—	—	3.1

Total contractual cash obligations	$132.3	$15.5	$104.4	$3.2	$9.2

The following summarizes our other commercial commitments as of June 30, 2002 (in millions):

	Amount of Commitment Expiration by Period
	Total	Fiscal 2003	Fiscal 2004-2005	Fiscal 2006-2007	Beyond
Guarantees	$18.7	$18.7	$—	$—	$—
Other commercial commitments	83.6	30.1	23.9	26.1	3.5

Total commercial commitments	$102.3	$48.8	$23.9	$26.1	$3.5

        We are also committed to fund 25 percent of the operating cash requirements of the RTC through December 2002. Additionally, we are committed to fund 33 percent of the operating cash requirements of the AMTC and the BAC through June 2007.

Critical Accounting Policies

        Our critical accounting policies are as follows:

  •
  Revenue recognition

            Product revenue is recognized when both title and risk of loss transfers to the customer, provided that no significant obligations remain. Discounts and rebates are recorded as a reduction of revenue during the period they are earned by the customer. Provision is made for an estimate of product returns based on historical experience and is recorded as a reduction in revenue. Customarily, our shipping terms are FOB shipping point; however, our final terms depend upon the negotiations with our customers.

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

  •
  Valuation of intangible and other long-lived assets

            We assess the impairment of identifiable intangibles, other long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include the following:

      •
      Significant underperformance relative to expected historical or projected future operating results;

      •
      Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

      •
      Significant negative industry or economic trends; and

      •
      Our market capitalization relative to net book value.

            When it is determined that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate.

  •
  Accounting for income taxes

            We are required to consider our income taxes in each of the tax jurisdictions in which we operate in computing our effective income tax rate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. Further, the actual annual amount of taxable income in each tax jurisdiction may differ from the estimates we used to compute the effective tax rate during our first, second and third quarters. Additionally, we evaluate the recoverability of the deferred tax assets from future taxable income and establish valuation allowances if recovery is not more likely than not. Our income tax provision in the consolidated income statement is impacted by changes in the valuation allowance. This process is complex and involves significant management judgment in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets

  •
  Consolidation

            The consolidated financial statements presented herein include the accounts of DuPont Photomasks, Inc. and our controlled and wholly-owned subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation. Entities that are not controlled but on which we can significantly influence, are recorded under the equity method of accounting.

Other Matters

        In the ordinary course of business, we engage in transactions with related parties including DuPont, the RTC and certain of our non-United States employees. Transactions with DuPont relate primarily to agreements entered into in 1996 for transitional services. Additionally, approximately $1.0 million, $1.4 million and $1.9 million of our revenue in China for the years ended June 30, 2000, 2001 and 2002, respectively, was transacted through a DuPont subsidiary in order to facilitate the collection of receivables. We conduct a portion of our research and development projects by funding our proportionate share of the research efforts of the RTC joint venture. In the management of this joint venture, we enter into certain transactions in order to obtain cost benefits for the joint venture. Additionally, we have receivables from certain of our non-United States employees related primarily to housing and automobile loans.

        In July 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, discontinues amortization of acquired goodwill and instead requires annual impairment testing. Separable intangible assets will be amortized over their useful economic lives and tested for impairment in accordance with SFAS No. 121. Intangible assets with an indefinite useful economic life will not be amortized until the life of the asset is determined to be finite. For goodwill and indefinite-lived intangible assets acquired prior to July 1, 2001, goodwill will continue to be amortized until adoption of SFAS No. 142 at which time amortization will cease and a transitional goodwill impairment test will be performed. Any impairment charges resulting from the initial application of the new rules will be classified as a cumulative effect of change in accounting principle. We have adopted SFAS 142 as of July 1, 2002. It had no impact on our results of operations or financial position, and, we believe it will have no impact on our future results of operations and financial position.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 supersedes previous guidance for financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. We have adopted SFAS 143 as of July 1, 2002 and do not expect it to have a material adverse impact on our future results of operations and financial position.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 develops one accounting model, based on the model in SFAS No. 121, for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. We have adopted SFAS 144 as of July 1, 2002 and do not expect it to have a material adverse impact on our future results of operations and financial position.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds certain guidance for reporting extinguishments of debt and provides guidance to determine if the transactions are part of recurring operations or if they meet the criteria for classification as an extraordinary item. Additionally, SFAS No. 145 requires that certain lease modifications be accounted for in the same manner as sale-leaseback transactions. We have adopted SFAS 145 as of July 1, 2002 and do not expect it to have a material adverse impact on our future results of operations and financial position.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Under SFAS No. 146, a liability for a cost that is associated with an exit or disposal activity must be recognized at fair value in the period the liability is incurred. SFAS No. 146 nullifies the guidance of the Emerging Issues Task Force, or EITF, Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). We are currently evaluating the impact of SFAS No. 146, but do not expect that its adoption will have a material adverse impact on our future results of operations and financial position. We will adopt SFAS No. 146 by December 31, 2002.

        Foreign Currency Exposure.    Non-U.S. operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material effect on our results of operations. Our consolidated financial statements reflect remeasurement of items denominated in non-U.S. currencies to U.S. dollars, our functional currency. Exchange gains or losses are included in income in the period in which they occur. We monitor our exchange rate exposure and attempt to reduce such exposure by hedging. We have entered into forward contracts in currencies of the countries in which we conduct business in order to reduce such exposure. There can be no assurance that such forward contracts or any other hedging activity will be available or adequate to eliminate, or even mitigate, the impact of our exchange rate exposure. There can be no assurance that such risks will not have a material adverse impact on our liquidity and results of operations in the future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates. As of June 30, 2002, we had $100.0 million in non-interest bearing convertible notes and approximately $14.7 million in interest bearing debt of which approximately $11.8 million was short-term debt. As a result, changes in the interest rate market would change the estimated fair value of our long-term debt. We believe that a 10 percent change in interest rates would not have a material effect on our business, financial condition, results of operations or cash flows.

        Foreign currency exposures are primarily due to non-U.S. operations which are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material effect on our results of operations. Any exchange rate fluctuations can affect our margins since we may have imbalances between some foreign currency denominated revenues and expenses. Our financial statements reflect remeasurement of items denominated in non-U.S. currencies to U.S. dollars, our functional currency. Exchange gains or losses are included in income in the period in which they occur. We monitor our exchange rate exposure and attempt to reduce such exposure by hedging. We have entered into forward contracts in currencies of the countries in which we conduct business in order to reduce such exposure. At June 30, 2002, the fair value of our forward foreign exchange contracts outstanding was $14.0 million with an unrealized loss recorded in the consolidated income statement of $0.1 million for 2002. These instruments may involve elements of credit and market risk in excess of the amounts recognized in the financial statements. We believe that a ten percent change in exchange rates would not have a material effect on our business, financial condition, results of operations or cash flows. We monitor our positions and the credit quality of counter-parties, consisting primarily of major financial institutions, and do not anticipate nonperformance by any counter-party, although nonperformance could occur. There can be no assurance that such forward contracts or any other hedging activity will be available or adequate to eliminate, or even mitigate, the impact of our exchange rate exposure. There can be no assurance that such risks will not have a material adverse impact on our liquidity and results of operations in the future.

Financial Risk Management

        Our international revenues are subject to inherent risks, including fluctuations in local economies; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in the repatriation of earnings; and burdens of complying with a wide variety of foreign laws. Some of our sales outside of North America are denominated in local currencies, and accordingly, we are subject to the risks associated with fluctuations in currency rates. In particular, increases in the value of the dollar against foreign currencies decrease the U.S. dollar value of foreign sales requiring us either to increase our price in the local currency, which could render our product prices noncompetitive, or to suffer reduced revenues and gross margins as measured in U.S. dollars. Our foreign currency hedging program is comprised of foreign currency forward contracts to reduce the effect of exchange rate fluctuations. However, the hedging program will not eliminate all of our foreign exchange risks.

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

        As of June 30, 2002, we had outstanding foreign short-term debt totaling approximately $11.8 million. At June 30, 2002, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

        At June 30, 2002 we had $100.0 million of subordinated convertible debt outstanding. The notes are due in July 2004, with no stated interest, are convertible at any time into shares of our common stock at a conversion price of $106.26 per share, are unconditionally guaranteed by DuPont and are not callable by us. In the event of a fundamental change in our company, each holder of notes will have the right to require us to redeem, in cash, any or all of such holder's notes at a price equal to 100 percent of the principal amount to be redeemed. A fundamental change generally is any transaction in which all or substantially all of our common stock is exchanged for, converted into, acquired for or constitutes the right to receive, consideration which is not all or substantially all common stock listed on a national securities exchange or approved for quotation on the NASDAQ National Market. If a fundamental change were to occur, we cannot assure you that we will have sufficient funds to pay the redemption price for all the notes tendered by the holders, although DuPont would be required to pay the redemption price under its guarantee. In that case, our failure to redeem tendered notes would constitute an event of default under the indenture for the notes, and may constitute a default under the terms of other indebtedness that we may enter into from time to time.

Item 8. Financial Statements and Supplementary Data

        The information required by this Item is included in Part IV, Item 14 (a) (1) and (2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

        Information with respect to the following Items is incorporated by reference to our proxy statement to be filed in connection with our 2002 annual meeting of stockholders. However, information regarding executive officers is listed below pursuant to General Instruction G of this Form 10-K.

Item 10. Directors and Executive Officers

EXECUTIVE OFFICERS

        The following table sets forth as of June 30, 2002, the name, age and position with DuPont Photomasks of each person who is an executive officer of DuPont Photomasks.

Name	Age	Position(s)
Peter S. Kirlin	41	Chairman of our Board and Chief Executive Officer
Craig Kokjohn	50	Executive Vice President—Worldwide Operations
John M. Lynn	44	Executive Vice President—General Counsel and Secretary
James R. Northup	41	Executive Vice President—Worldwide Sales
Satish Rishi	42	Executive Vice President—Finance and Chief Financial Officer

        Peter S. Kirlin is our Chairman and CEO. From 1988 until joining the Company in May of 2000, he held various positions with ATMI, Inc., a supplier of materials, equipment and services used in the manufacture of semiconductors, most recently as Group Vice President, Technologies and Services. From 1986 to 1988, he worked at American Cyanamid Corporation as a project leader and conducted post-graduate research projects at the University of Munich's Institute of Physical Chemistry. He has 15 years of experience in the semiconductor capital equipment industry, with extensive concentration in mergers and acquisitions and a strong track record of successfully positioning businesses achieving high growth rates. Kirlin holds a Ph.D. in chemical engineering from the University of Delaware and a B.S. in chemical engineering from Penn State University. Kirlin has been issued 30 U.S. Patents and has authored more than 30 published technical papers.

        Craig W. Kokjohn is our Executive Vice President, Worldwide Operations. In 1973, Kokjohn began his career at E.I. du Pont de Nemours & Company in the electronics business unit, where he held a variety of technical sales and sales management, technical service management, and product management positions. In 1988, Kokjohn joined us as the general manager of our Kokomo, Indiana facility. In addition, he subsequently held executive-level sales positions as Vice President U.S. Sales, Vice President U.S. Operations and Executive Vice President Global Sales.

        John M. Lynn was our Executive Vice President and General Counsel on June 30, 2002. He joined us in 1997. In July 2002, he changed his position and responsibilities and became Group President—Software Business Unit. He joined E.I. du Pont de Nemours & Company in 1980 as a chemical engineer and then, after a departure for law school, rejoined DuPont as a lawyer in 1985. He has a B.S. degree in chemical engineering from Vanderbilt University and a J.D. degree from West Virginia University.

        James R. Northup is our Executive Vice President of Worldwide Sales and joined us in January 2002. A 19-year industry veteran, Northup most recently served as President and Chief Executive Officer of Gray Scale Technologies, a privately held company that develops and markets gray-scale processing and photoblank technology for phase shift masks. Previous to that, he spent 10 years at Photronics, Inc., a supplier of photomasks, where his last position was President. He began his career in semiconductor fab operations at AT&T Technologies and Spectrum Technologies. Northup holds a B.S. with honors in chemical engineering from the University of Rhode Island.

        Satish Rishi is our Executive Vice President of Finance and Chief Financial Officer and joined us in November 2001. Most recently, he served as Vice President and Assistant Treasurer at Dell Computer Corporation. Previous to Dell, Rishi spent 13 years at Intel Corporation, where he held financial management positions of increasing responsibility, both in the United States and overseas. His last position at Intel was Assistant Treasurer. Rishi holds an M.B.A. from the University of California at Berkeley and a B.S. with honors in mechanical engineering from Delhi University in Delhi, India.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  The following documents are filed as a part of this Form 10-K:

  (1)
  Consolidated Financial Statements.    The following consolidated financial statements of DuPont Photomasks, Inc., as of June 30, 2001 and 2002 and for the years ended June 30, 2000, 2001 and 2002 are filed as part of this Form 10-K on the pages indicated:

Page(s)
Report of Independent Accountants	F-1
Consolidated Income Statement	F-2
Consolidated Balance Sheet	F-3
Consolidated Statement of Cash Flows	F-4
Consolidated Statement of Stockholders' Equity	F-5
Notes to Consolidated Financial Statements	F-6 to F-26
Consolidated Financial Statements Schedule:
Schedule II—Valuation and Qualifying Accounts	F-27
    (2)
    Consolidated Financial Statement Schedules.    Schedules other than Schedule II are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

    (3)
    Exhibits.    The exhibits to this Form 10-K have been included only with the copy of this Form 10-K filed with the Securities and Exchange Commission.

Exhibit Number
3.1.1	Certificate of Incorporation of the Company, as amended and restated on April 3, 1996*
3.1.2	Amendment to the Certificate of Incorporation of the Company.*****
3.2	Bylaws, as amended on December 31, 1995*
4.1	Specimen Certificate for Common Stock*
10.1	Transitional Administrative Services Agreement between the Company and E. I. du Pont de Nemours and Company dated as of January 1, 1996*
10.2	Environmental Indemnification Agreement between the Company and E. I. du Pont de Nemours dated April 30, 1996*
10.3	Amended Bonus Plan, as adopted by the Company's Board of Directors on October 28, 1996**
10.4	Second Amended and Restated Non-employee Directors Stock Option Plan as adopted by the Company's Board of Directors on July 27, 1998***
10.5	Amended and Restated Stock Performance Plan as adopted by the Company's Board of Directors on June 9, 1997**
10.6	Founders Stock Option Plan, as adopted by the Company's Board of Directors on March 26, 1996*
10.7	Registration Rights Agreement between the Company and DuPont Chemical and Energy Operations, Inc. dated as of December 31, 1995*
10.8	Tax Indemnification Agreement among the Company, DuPont Chemical and Energy Operations, Inc. and E. I. du Pont de Nemours and Company dated May 14, 1996*
10.9	Amended Credit Agreement between the Company and DuPont Chemical and Energy Operations, Inc. dated as of March 9, 1999****
10.10	Letter Agreement between J. M. Hardinger and E.I. du Pont de Nemours and Company dated as of September 21, 1995*

10.11	Research, Development and Consulting Agreement between the Company and E. I. du Pont de Nemours and Company dated as of January 1, 1996*
10.12	Business Transfer Agreement between DuPont Korea, Ltd. and DuPont Photomasks Korea, Ltd. dated December 22, 1995*
10.13	Form of Indemnification Agreement between the Company and its Directors and Officers*
10.14	Corporate Tradename and Trademark Agreement between the Company and E. I. du Pont de Nemours and Company dated May 7, 1998***
10.15	Amended 1997 Stock Option and Restricted Stock Plan as adopted by the Company's Board of Directors on September 2, 1999****
10.16	1998 Employee Stock Purchase Plan as adopted by the Company's Board of Directors on July 27, 1998***
10.17	2000 Employment Agreement with Peter S. Kirlin dated May 2, 2000******
10.18	2000 Employment Agreement with Preston M. Adcox dated July 19, 2000******
10.19	2000 Employment Agreement with Gerd Stoecker dated June 5, 2000******
10.20	DuPont Photomasks Credit Agreement Revision dated July 24, 2000******
10.21	DuPont Research Agreement dated April 21, 2000 Portions of this exhibit have been omitted pursuant to a request for confidential treatment. ******
10.22	Teflon AF Agreement dated July 1, 2000 Portions of this exhibit have been omitted pursuant to a request for confidential treatment. ******
10.23	Blank Supply Agreement dated March 31, 2002 Portions of this exhibit have been omitted pursuant to a request for confidential treatment. *******
10.24	DPI Dresden Equipment Purchase and DPI/IFX Supply Agreement dated May 15, 2002, as amended, by and among DuPont Photomasks, Inc., Blitz 02-210 GmbH and Infineon Technologies AG. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. *******
10.25	2002 Employment Agreement with James Northup dated December 27, 2001
10.26	2002 Employment Agreement with Satish Rishi dated October 11, 2001
10.27	2002 Employment Agreement with Bruce F. Griffing dated June 25, 2001
10.28	Certification of Chief Executive Officer and Chief Financial Officer dated September 9, 2002
11	Statement re Computation of Per Share Earnings
21	List of principal subsidiaries of the Company
23	Consent of PricewaterhouseCoopers LLP
24	Power of Attorney (included on the signature page contained in Part IV hereof)

        An asterisk above indicates an exhibit previously filed with the Securities and Exchange Commission as an exhibit to the filing described and is incorporated herein by reference. Unless otherwise indicated, the number of the exhibit below is also the number of such exhibit as filed with the below described IPO Registration Statement, 1997 Form 10-K, 1998 Form 10-K, 1999 Form 10-K, 2000 Form 8-A, 2000 Form 10-K or 2001 Form 10-K.

Asterisk	Definition
*	Registration Statement on Form S-1, Registration No. 333-3386 ("IPO Registration Statement").
**	Annual Report on Form 10-K for the year ended June 30, 1997 ( "1997 Form 10-K").
***	Annual Report on Form 10-K for the year ended June 30, 1998 ("1998 Form 10-K").
****	Annual Report on Form 10-K for the year ended June 30, 1999 ( "1999 Form 10-K").
*****	Form 8-A12 G/A on June 23, 2000. ( "2000 Form 8-A").
******	Annual Report on Form 10-K for the year ended June 30, 2000 ( "2000 Form 10-K").
*******	Annual Report on Form 10-K for the year ended June 30, 2001 ( "2001 Form 10-K").
  (b)
  Reports on Form 8-K:

    Our report on Form 8-K, dated April 22, 2002, announcing that as of March 31, 2002 Schott Lithotec AG, or Schott, has acquired our photoblank business unit and that Schott and DuPont Photomasks, Inc. have entered into a long-term supply agreement to provide DuPont Photomasks, Inc. continued reliable access to commercial photoblanks.

    Our report on Form 8-K, dated May 15, 2002, as amended, announcing that we have entered into an equipment purchase and a long-term supply agreement with Infineon Technologies AG, or Infineon. In a separate, but related, agreement, we, along with Infineon and Advanced Micro Devices, Inc. agreed to establish a joint venture for purposes of engaging in photomask research and development activities in Dresden, Germany. The activities of the joint venture will be co-located with our new facility in Dresden, Germany.

    Our report on Form 8-K, dated May 17, 2002, announcing that several employees, officers, directors and individuals, including Satish Rishi and Marshall Turner, have adopted Written Stock and Option Trading Plans pursuant to SEC Rule 10b 5-1. The individual plans permit the trading in our stock and options according to their individual formulas, which include quantities, pricing points, dates and other variables in accordance with the SEC rules. All individual plans will be in compliance with the SEC rules and applicable securities regulations.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Date: September 9, 2002	DUPONT PHOTOMASKS, INC.
	By:	/s/ SATISH RISHI Satish Rishi Executive Vice President—Finance and Chief Financial Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints, James W. Boeckman, Satish Rishi and Mark Stephen Syrnick, and each or any of them, his or her true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated:

Name	Title	Date
/s/ PETER S. KIRLIN Peter S. Kirlin	Chairman of our Board and Chief Executive Officer (Principal Executive Officer)	September 9, 2002
/s/ SATISH RISHI Satish Rishi	Executive Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	September 9, 2002
/s/ PRESTON M. ADCOX Preston M. Adcox	Director	September 9, 2002
/s/ ROBERT J. BOEHLKE Robert J. Boehlke	Director	September 9, 2002
/s/ ISABELLA C.M. CUNNINGHAM, PH.D. Isabella C.M. Cunningham, Ph.D.	Director	September 9, 2002
/s/ JOHN C. HODGSON John C. Hodgson	Director	September 9, 2002
/s/ SUSAN VLADUCHICK SAM Susan Vladuchick Sam	Director	September 9, 2002
/s/ JOHN C. SARGENT John C. Sargent	Director	September 9, 2002
/s/ MARSHALL C. TURNER Marshall C. Turner	Director	September 9, 2002

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
DUPONT PHOTOMASKS, INC.

        I, Peter S. Kirlin, Chief Executive Officer of DuPont Photomasks, Inc., pursuant to Rules 13a-14 of the Securities Exchange Act of 1934, do hereby certify that:

  1.
  I have reviewed the Annual Report on Form 10-K of DuPont Photomasks, Inc. being filed;
  2.
  Based on my knowledge, the Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Annual Report; and
  3.
  Based on my knowledge, the financial statements, and other financial information included in the Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the Annual Report.

Date: September 9, 2002

/s/ PETER S. KIRLIN Peter S. Kirlin Chief Executive Officer

        I, Satish Rishi, Chief Financial Officer of DuPont Photomasks, Inc., pursuant to Rules 13a-14 of the Securities Exchange Act of 1934, do hereby certify that:

  1.
  I have reviewed the Annual Report on Form 10-K of DuPont Photomasks, Inc. being filed;
  2.
  Based on my knowledge, the Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Annual Report; and
  3.
  Based on my knowledge, the financial statements, and other financial information included in the Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the Annual Report.

Date: September 9, 2002

/s/ SATISH RISHI Satish Rishi Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number
3.1.1	Certificate of Incorporation of the Company, as amended and restated on April 3, 1996*
3.1.2	Amendment to the Certificate of Incorporation of the Company.*****
3.2	Bylaws, as amended on December 31, 1995*
4.1	Specimen Certificate for Common Stock*
10.1	Transitional Administrative Services Agreement between the Company and E. I. du Pont de Nemours and Company dated as of January 1, 1996*
10.2	Environmental Indemnification Agreement between the Company and E. I. du Pont de Nemours dated April 30, 1996*
10.3	Amended Bonus Plan, as adopted by the Company's Board of Directors on October 28, 1996**
10.4	Second Amended and Restated Non-employee Directors Stock Option Plan as adopted by the Company's Board of Directors on July 27, 1998***
10.5	Amended and Restated Stock Performance Plan as adopted by the Company's Board of Directors on June 9, 1997**
10.6	Founders Stock Option Plan, as adopted by the Company's Board of Directors on March 26, 1996*
10.7	Registration Rights Agreement between the Company and DuPont Chemical and Energy Operations, Inc. dated as of December 31, 1995*
10.8	Tax Indemnification Agreement among the Company, DuPont Chemical and Energy Operations, Inc. and E. I. du Pont de Nemours and Company dated May 14, 1996*
10.9	Amended Credit Agreement between the Company and DuPont Chemical and Energy Operations, Inc. dated as of March 9, 1999****
10.10	Letter Agreement between J. M. Hardinger and E.I. du Pont de Nemours and Company dated as of September 21, 1995*
10.11	Research, Development and Consulting Agreement between the Company and E. I. du Pont de Nemours and Company dated as of January 1, 1996*
10.12	Business Transfer Agreement between DuPont Korea, Ltd. and DuPont Photomasks Korea, Ltd. dated December 22, 1995*
10.13	Form of Indemnification Agreement between the Company and its Directors and Officers*
10.14	Corporate Tradename and Trademark Agreement between the Company and E. I. du Pont de Nemours and Company dated May 7, 1998***
10.15	Amended 1997 Stock Option and Restricted Stock Plan as adopted by the Company's Board of Directors on September 2, 1999****
10.16	1998 Employee Stock Purchase Plan as adopted by the Company's Board of Directors on July 27, 1998***
10.17	2000 Employment Agreement with Peter S. Kirlin dated May 2, 2000******
10.18	2000 Employment Agreement with Preston M. Adcox dated July 19, 2000******
10.19	2000 Employment Agreement with Gerd Stoecker dated June 5, 2000******
10.20	DuPont Photomasks Credit Agreement Revision dated July 24, 2000******
10.21	DuPont Research Agreement dated April 21, 2000 Portions of this exhibit have been omitted pursuant to a request for confidential treatment. ******
10.22	Teflon AF Agreement dated July 1, 2000 Portions of this exhibit have been omitted pursuant to a request for confidential treatment. ******
10.23	Blank Supply Agreement dated March 31, 2002 Portions of this exhibit have been omitted pursuant to a request for confidential treatment. *******

10.24	DPI Dresden Equipment Purchase and DPI/IFX Supply Agreement dated May 15, 2002, as amended, by and among DuPont Photomasks, Inc., Blitz 02-210 GmbH and Infineon Technologies AG. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. *******
10.25	2002 Employment Agreement with James Northup dated December 27, 2001
10.26	2002 Employment Agreement with Satish Rishi dated October 11, 2001
10.27	2002 Employment Agreement with Bruce F. Griffing dated June 25, 2001
10.28	Certification of Chief Executive Officer and Chief Financial Officer dated September 9, 2002
11	Statement re Computation of Per Share Earnings
21	List of principal subsidiaries of the Company
23	Consent of PricewaterhouseCoopers LLP
24	Power of Attorney (included on the signature page contained in Part IV hereof)

        An asterisk above indicates an exhibit previously filed with the Securities and Exchange Commission as an exhibit to the filing described and is incorporated herein by reference. Unless otherwise indicated, the number of the exhibit below is also the number of such exhibit as filed with the below described IPO Registration Statement, 1997 Form 10-K, 1998 Form 10-K, 1999 Form 10-K, 2000 Form 8-A , 2000 Form 10-K or 2001 Form 10-K.

Asterisk	Definition
*	Registration Statement on Form S-1, Registration No. 333-3386 ("IPO Registration Statement").
**	Annual Report on Form 10-K for the year ended June 30, 1997 ("1997 Form 10-K").
***	Annual Report on Form 10-K for the year ended June 30, 1998 ("1998 Form 10-K").
****	Annual Report on Form 10-K for the year ended June 30, 1999 ("1999 Form 10-K").
*****	Form 8-A12 G/A on June 23, 2000. ("2000 Form 8-A").
******	Annual Report on Form 10-K for the year ended June 30, 2000 ("2000 Form 10-K").
*******	Annual Report on Form 10-K for the year ended June 30, 2001 ("2001 Form 10-K").

Report of Independent Accountants

To the Board of Directors and Stockholders of DuPont Photomasks, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 38 present fairly, in all material respects, the financial position of DuPont Photomasks, Inc. and its subsidiaries at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 38 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, in fiscal year 2001 the Company changed its revenue recognition for certain product shipments.

PricewaterhouseCoopers LLP

Austin, Texas
September 9, 2002

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(Dollars in thousands, except share data)

	Year Ended June 30,
	2000	2001	2002
Revenue, net	$328,072	$407,946	$341,911
Cost of goods sold	225,400	276,657	271,968
Selling, general and administrative expense	39,456	48,621	41,151
Research and development expense	23,797	32,220	30,295
Special charges	—	36,101	7,393

Operating profit (loss)	39,419	14,347	(8,896)
Gain (loss) on warrants, net	—	10,687	(238)
Gain on sale of assets	—	—	10,350
Other (expense) income, net	(443)	2,017	1,199

Income before income taxes, minority interest and cumulative effect of change in accounting principle	38,976	27,051	2,415
Provision for (benefit from) income taxes	10,150	5,275	(8,564)

Income before minority interest and cumulative effect of change in accounting principle	28,826	21,776	10,979
Minority interest in income of joint ventures	(2,726)	(6,177)	(6,949)

Income before cumulative effect of change in accounting principle	26,100	15,599	4,030
Cumulative effect of change in accounting principle	—	(481)	—

Net income	$26,100	$15,118	$4,030

Basic earnings per share:
Before cumulative effect of change in accounting principle	$1.68	$0.90	$0.23

After cumulative effect of change in accounting principle	$1.68	$0.87	$0.23

Weighted average shares outstanding	15,547,538	17,393,505	17,877,016

Diluted earnings per share:
Before cumulative effect of change in accounting principle	$1.61	$0.86	$0.22

After cumulative effect of change in accounting principle	$1.61	$0.83	$0.22

Weighted average shares outstanding	16,226,700	18,561,555	18,134,720

The accompanying notes are an integral part of this statement.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except share data)

	June 30,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$138,590	$138,918
Accounts receivable, trade, net	71,879	62,498
Accounts receivable, related parties	1,212	4,013
Inventories, net	19,105	11,633
Deferred income taxes	19,414	10,374
Prepaid expenses and other current assets	14,758	15,521

Total current assets	264,958	242,957
Assets held for sale	6,019	4,870
Property and equipment, net	456,095	457,277
Accounts receivable, related parties	1,205	1,164
Deferred income taxes	10,805	33,283
Other assets, net	28,370	33,244

Total assets	$767,452	$772,795

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$54,485	$51,376
Accounts payable, related parties	6,960	5,163
Short-term borrowings	6,490	11,795
Income taxes payable	809	4,056
Other accrued liabilities	58,667	55,283

Total current liabilities	127,411	127,673
Long-term borrowings	3,250	2,864
Long-term convertible notes	100,000	100,000
Deferred income taxes	21,458	25,830
Other liabilities	17,750	3,121
Minority interest in net assets of joint ventures	35,618	43,644

Total liabilities	305,487	303,132

Commitments and contingencies (Note 18)
Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 17,806,897 and 17,927,294 issued and outstanding, respectively	178	179
Additional paid-in capital	310,763	314,430
Retained earnings	151,024	155,054

Total stockholders' equity	461,965	469,663

Total liabilities and stockholders' equity	$767,452	$772,795

The accompanying notes are an integral part of this statement.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Year Ended June 30,
	2000	2001	2002
Cash flows from operating activities:
Net income	$26,100	$15,118	$4,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,398	79,192	92,166
Special charges	—	36,101	7,393
Gain on sale of assets	—	—	(10,350)
Tax benefit from employee stock options	5,716	11,121	357
(Gain) loss on warrants, net	—	(10,687)	238
Minority interest in income of joint ventures	2,726	6,177	6,949
Deferred income tax benefit	(572)	(10,198)	(9,066)
Other	(3,420)	4,440	(5,273)
Cash provided by (used in) changes in assets and liabilities:
Accounts receivable, trade, net	(11,273)	(14,542)	(19,011)
Accounts receivable, related parties	(200)	292	(2,826)
Inventories, net	(2,244)	(3,444)	(106)
Prepaid expenses and other current assets	(7,296)	3,646	(10,572)
Accounts payable, trade	32,489	(22,926)	(2,939)
Accounts payable, related parties	(690)	3,063	(1,797)
Other accrued liabilities	6,848	12,920	13,485
Other liabilities	—	22,500	—

Net cash provided by operating activities	106,582	132,773	62,678
Cash flows from investing activities:
Additions of property and equipment, net	(181,425)	(111,202)	(95,793)
Proceeds from sales of warrants and investments	—	9,005	1,611
Proceeds from sale of assets	—	—	29,578
Payments for acquisitions and investments	(11,225)	—	(10,476)

Net cash used in investing activities	(192,650)	(102,197)	(75,080)

Cash flows from financing activities:
Proceeds from borrowings	3,830	6,431	10,646
Payments of borrowings	(4,955)	(4,642)	(6,183)
Proceeds from borrowings, related parties	55,000	25,000	—
Payments of borrowings, related parties	(5,000)	(175,000)	—
Proceeds from issuance of convertible notes, net	—	97,600	—
Proceeds from issuance of common stock, net	—	103,813	—
Proceeds from issuance of common stock under employee plans	9,314	14,198	3,639
Increase in minority interest in net assets of joint ventures	9,442	—	—

Net cash provided by financing activities	67,631	67,400	8,102

Effect of exchange rate changes on cash	(671)	(1,589)	4,628

Net (decrease) increase in cash and cash equivalents	(19,108)	96,387	328
Cash and cash equivalents at beginning of year	61,311	42,203	138,590

Cash and cash equivalents at end of year	$42,203	$138,590	$138,918

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,685	$602	$766

Taxes	$2,747	$2,963	$1,855

The accompanying notes are an integral part of this statement.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 1999	15,332,282	$153	$164,342	$109,806	$—	$274,301
Contribution of capital	—	—	5,716	—	—	5,716
Issuance of common stock under employee plans	435,531	5	9,533	—	—	9,538
Net income	—	—	—	26,100	—	26,100

Balance at June 30, 2000	15,767,813	158	179,591	135,906	—	315,655
Contribution of capital	—	—	11,121	—	—	11,121
Issuance of common stock under employee plans	616,862	6	16,252	—	—	16,258
Issuance of common stock	1,422,222	14	103,799	—	—	103,813
Net income	—	—	—	15,118	—	15,118
Unrealized gain on warrants	—	—	—	—	8,355	8,355
Reclassification of gain on warrants to net income	—	—	—	—	(8,355)	(8,355)

Balance at June 30, 2001	17,806,897	178	310,763	151,024	—	461,965
Contribution of capital	—	—	357	—	—	357
Issuance of common stock under employee plans	120,397	1	3,310	—	—	3,311
Net income	—	—	—	4,030	—	4,030

Balance at June 30, 2002	17,927,294	$179	$314,430	$155,054	$—	$469,663

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

        Principles of Consolidation:    The consolidated financial statements include the accounts of the Company and our controlled and wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. The minority interest impact is reflected in minority interest income of joint ventures and is the partners' share of controlled joint venture operations. We currently have four joint ventures that are not controlled. They consist of the DPI Reticle Technology Center, L.L.C., or RTC, that is 25 percent owned, DuPont Dai Nippon Engineering that is 50 percent owned, the Advanced Mask Technology Center GmbH & Co. KG, or AMTC, that is 33 percent owned, and the Maskhouse Building Administration GmbH & Co. KG, or BAC, that is 33 percent owned; all are recorded using the equity method of accounting. Investments of $2,850 and $2,819 in the AMTC and BAC, respectively, are recorded in other assets, net at June 30, 2002. We have no investments in the RTC and DuPont Dai Nippon Engineering. The RTC, AMTC and BAC are operated as breakeven entities with our share of the costs recorded in cost of goods sold and research and development expense.

        Revenue Recognition:    Product revenue is recognized when both title and risk of loss transfers to the customer, provided that no significant obligations remain. Discounts and rebates are recorded as a reduction of revenue during the period they are earned by the customer. Provision is made for an estimate of product returns based on historical experience and is recorded as a reduction in revenue. Customarily, our shipping terms are FOB shipping point; however, our final terms depend upon the negotiations with our customers.

        Effective July 1, 2000, the Company changed its accounting for revenue recognition in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin, or SAB, No. 101, "Revenue Recognition in Financial Statements." Previously, the Company had recognized revenue at the date of shipment. Under the new accounting method adopted retroactive to July 1, 2000, the Company now recognizes product revenue when both title and risk of loss transfers to the customer, which generally occurs when the product reaches its destination, provided that no significant obligations remain. The cumulative effect of the change on prior years' retained earnings resulted in a charge to income for the year ended June 30, 2001 of $481 (net of income taxes of $187). Had SAB No. 101 been effective for all prior fiscal years presented, the pro forma results and earnings per share would not have been materially different from the previously reported results.

        Cash and Cash Equivalents:    Cash and cash equivalents include highly liquid investments with maturities of three months or less at the date of acquisition.

        Investments:    The Company's investments, other than those considered derivative instruments, are classified as available-for-sale securities and reported at fair value. Unrealized gains and losses are reported, net of taxes, as a component of stockholders' equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold. Realized gains and losses on available for sale investments are included in other (expense) income, net in the accompanying consolidated income statement when realized. At June 30, 2001 there were no such investments reflected in the accompanying consolidated balance sheet. At June 30, 2002, there were $36 investments reflected in the accompanying consolidated balance sheet. Investments which are considered derivative instruments are carried at fair value. Changes in fair value are recorded through current earnings.

        Derivative Instruments and Hedging Activities:    Derivative financial instruments are used to mitigate the risks associated with currency fluctuations on certain international revenue and balance sheet exposures, and are, therefore, held primarily for purposes other than trading. These instruments may involve elements of credit and market risk in excess of the amounts recognized in the financial statements. We monitor our positions and the credit quality of counter-parties, consisting primarily of major financial institutions, and do not anticipate nonperformance by any counter-party.

        The derivatives we held at June 30, 2002 do not qualify for hedge accounting treatment and all of the changes in fair value are included in other (expense) income in the period in which they occur.

        Accounts Receivable, Trade, net:    We provide an allowance for doubtful accounts based upon an estimate of uncollectible accounts. Accounts receivable, trade are net of allowances for doubtful accounts of $1,556 and $1,243 at June 30, 2001 and 2002, respectively. We recorded bad debt expense (benefit) of $792, $862 and $(255) in selling, general and administrative expense for the years ended June 30, 2000, 2001 and 2002, respectively.

        Inventories, net:    Inventories, net, which are substantially all raw materials, are stated at the lower of cost or market. Cost is determined using standard costs, which approximate the first in, first out, or FIFO, method. Cost includes the acquisition cost of purchased components, parts and subassemblies, labor and overhead. Market with respect to raw materials, is replacement cost and, with respect to work-in-process and finished goods, is net realizable value. Inventories are net of allowances for obsolescence and shrinkage of $932 and $646 at June 30, 2001 and 2002, respectively.

        Property and Equipment, net:    Property and equipment, net, is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years for equipment and 10 to 20 years for buildings. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the duration of the lease. The gross value of property and equipment and related accumulated depreciation are eliminated at the date of disposal, and the resulting gain or loss is included in income. Maintenance and repairs are charged to operations; replacements and betterments are capitalized. We assess long-lived assets for impairment when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. Should the review indicate that the long-lived assets are not recoverable, we reduce our carrying value of the long-lived assets by the estimated shortfall of the cash flows.

        Goodwill and Intangible Assets, net:    Intangible assets, net, are included in other assets and aggregate $34,802 and $37,502 as of June 30, 2001 and 2002, respectively. They are amortized using the straight-line method over their estimated useful lives ranging from two to eight years. Accumulated amortization was $11,348 and $16,632 at June 30, 2001 and 2002, respectively. The accompanying consolidated income statement reflects amortization expense of $5,792, $5,509 and $5,284 for the years ending June 30, 2000, 2001, and 2002, respectively. Goodwill aggregated $1,993 at June 30, 2002. Goodwill and intangible assets associated with assets acquired in purchase business combinations are included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. Should the review indicate that goodwill and intangible assets are not recoverable, we reduce our carrying value of the goodwill and intangible assets by the estimated shortfall of the cash flows.

        Effective July 1, 2001, we adopted the Financial Accounting Standards Board's, or FASB, Statement of Financial Accounting Standard, or SFAS, No. 141, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. The purchase method of accounting is required to be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also defines the criteria for identifying intangible assets for recognition apart from goodwill. Adoption of this accounting standard had no impact on our current results of operations or financial position.

        Accounts Payable, Trade:    Included in accounts payable, trade at June 30, 2001 and 2002, are bank overdrafts of $2,123 and $6,297, respectively, due to outstanding checks and the timing of cash replenishments. The remaining balance represents trade liabilities with due dates of less than one year.

        Customer Prepayments:    Customer prepayments, included in other accrued liabilities and other liabilities, are refundable deposits made by our customers to prepay for future purchases to be made at the then-current pricing of our products. The prepayment is applied in accordance with the customer's contract and is based on the delivered volume multiplied by the then-current price of the specific purchases. The unused portion of the prepayment, if any, will be refunded to the customer if purchases aggregating the amount of the prepayment have not been made within a mutually agreed-upon period.

        Fair Value of Financial Instruments:    The carrying amounts reflected in the accompanying balance sheet for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, short-term borrowings and other liabilities approximate fair value due to the short-term nature of the instruments. As of June 30, 2002, we estimated the fair value of our long-term convertible notes to be approximately $93,500, based on third-party broker quotes.

        Selling, General and Administrative Expense:    Included in selling, general and administrative expense are shipping and handling costs of $4,381, $5,181 and $4,863, for the years ended June 30, 2000, 2001 and 2002, respectively.

        Research and Development Expense:    Research and development costs are expensed as incurred.

        Foreign Currencies:    We have determined that the United States, or U.S., dollar is the functional currency of our worldwide operations. Monetary assets and liabilities denominated in non-U.S. currencies are remeasured at current rates into U.S. dollars and the resulting exchange gains and losses are included in income in the period they occur. Nonmonetary assets and liabilities are remeasured by using historical exchange rates, the rates in effect when the transactions occurred, and the resulting exchange gains and losses are included in income in the period they occur. Net transaction gains were $311, $291 and $517 for the years ended June 30, 2000, 2001 and 2002, respectively. Net remeasurement losses were $(620), $(1,306) and $(273) for the years ended June 30, 2000, 2001 and 2002, respectively.

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

        Comprehensive Income:    Comprehensive income is comprised of two components, net income and other comprehensive income. Other comprehensive income consists of unrealized gains and losses on certain debt and equity securities, if any.

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

        New Accounting Pronouncements:    In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 discontinues amortization of acquired goodwill and instead requires annual impairment testing. Separable intangible assets will be amortized over their useful economic lives and tested for impairment in accordance with SFAS No. 121. Intangible assets with an indefinite useful economic life will not be amortized until the life of the asset is determined to be finite. For goodwill and indefinite-lived intangible assets acquired prior to July 1, 2001, goodwill will continue to be amortized until adoption of SFAS No. 142 at which time amortization will cease and a transitional goodwill impairment test will be performed. Any impairment charges resulting from the initial application of the new rules will be classified as a cumulative effect of change in accounting principle. We have adopted SFAS No. 142 as of July 1, 2002. It had no impact on our results of operations and financial position and we believe it will have no impact on our future results of operations and financial position.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 supersedes previous guidance for financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. We have adopted SFAS No. 143 as of July 1, 2002 and do not expect it to have a material adverse impact on our future results of operations and financial position.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 develops one accounting model, based on the model in SFAS No. 121, for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. We have adopted SFAS No. 144 as of July 1, 2002 and do not expect it to have a material adverse impact on our future results of operations and financial position.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds certain guidance for reporting extinguishments of debt and provides guidance to determine if the transactions are part of recurring operations or if they meet the criteria for classification as an extraordinary item. Additionally, SFAS No. 145 requires that certain lease modifications be accounted for in the same manner as sale-leaseback transactions. We have adopted SFAS No. 145 as of July 1, 2002 and do not expect it to have a material adverse impact on our future results of operations and financial position.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Under SFAS No. 146, a liability for a cost that is associated with an exit or disposal activity must be recognized at fair value in the period the liability is incurred. SFAS No. 146 nullifies the guidance of the Emerging Issues Task Force, or EITF, Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). We are currently evaluating the impact of SFAS No. 146, but do not expect that its adoption will have a material adverse impact on our future results of operations and financial position. We will adopt SFAS No. 146 by December 31, 2002.

2.    Derivative Instruments and Hedging Activities

        Forward foreign exchange contracts are utilized to mitigate the risks associated with currency fluctuations on certain international revenue and balance sheet exposures, and are, therefore, held primarily for purposes other than trading. These foreign exchange contracts do not qualify for hedge accounting under SFAS No. 133, as amended. Unrealized gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts designated to offset certain non-U.S. dollar denominated assets and liabilities are recognized as other income or expense in the accompanying consolidated income statement in the period in which the exchange rates change. These gains and losses offset the foreign currency exchange gains and losses on the underlying exposures being hedged. The aggregate fair value of our forward foreign exchange contracts outstanding was $14,028 as of June 30, 2002 with an unrealized loss recorded in other (expense) income, net in the consolidated income statement of $64 for the year ended June 30, 2002.

        During the year ended June 30, 2002, we exercised all of the remaining warrants of a strategic partner and sold the underlying securities resulting in a realized loss using the specific identification costing method of $238 in the accompanying consolidated income statement. These warrants were considered available-for-sale securities through the quarter ended December 31, 2000, but qualified for treatment as derivative instruments during the quarter ended March 31, 2001 as they became convertible to cash. Prior to their treatment as derivatives, changes in the fair value of the warrants were recorded as part of accumulated other comprehensive income. Subsequently, the warrants were marked to market through current earnings. The change in the classification of the warrants to derivative instruments resulted in a reduction of accumulated other comprehensive income of $8,355 in the accompanying consolidated statement of stockholders' equity. During year ended June 30, 2001, we exercised the warrants and sold the underlying securities resulting in a realized gain using the specific identification costing method of $9,005 in the accompanying consolidated income statement. Additionally, unrealized holding gains of $1,682 for warrants were recorded in the accompanying consolidated income statement during the year ended June 30, 2001, calculated using estimated fair values based on third-party broker quotes.

3.    Concentrations of Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk consist principally of foreign currency forward contracts, cash and cash equivalents, short-term investments and trade accounts receivable. In management's opinion, our concentrations of credit risk are not significant.

        Our counterparties in foreign currency forward contracts are major financial institutions. We do not anticipate nonperformance by these counterparties. We maintain cash and cash equivalents with various financial institutions located in many countries worldwide. We maintain our cash primarily in demand deposits, time deposits and money-market accounts. Cash equivalents are maintained with high-quality institutions that are regularly monitored by management. Short-term investments are diversified among and limited to high-quality securities with high credit ratings.

        Essentially all of our sales are to customers in the semiconductor manufacturing industry. We assess the financial strength of our customers before extending credit to reduce the risk of loss as we generally do not require collateral. One of our customers represented approximately 12 percent of revenues in 2000, primarily in North America. Two of our customers each represented more than 10 percent of revenues in 2001; one customer represented 14 percent of revenues and the other represented 10 percent of revenues. These revenues were reported primarily in our North America and Europe segments. Two of our customers represented approximately 13 percent and 10 percent of revenues in 2002. These revenues were reported in North America, Europe and Asia. One customer represented approximately 15 percent of accounts receivable, trade at June 30, 2001. No customer represented more than 10 percent of accounts receivable, trade at June 30, 2002.

4.    Acquisitions and Investments

        In December 1999, we acquired the photomask production equipment of Altis Semiconductor, a joint venture between IBM and Infineon Technologies. The acquisition included the purchase of equipment, inventory and identified intangibles, the execution of a supply agreement with IBM and the hiring of some of the employees in the photomask manufacturing organization. As part of the supply agreement, we have agreed to provide IBM with rebates on their future purchases subject to a specified limit. We paid cash of approximately $20,000 for the assets. This consideration was allocated to the net assets acquired based on relative fair values, including $10,800 of patents and technology, $8,600 of equipment and $600 of inventory. The results of operations and the assets acquired are included in our consolidated financial statements since the date of the acquisition. On a pro forma basis, as if the assets had been acquired at the beginning of fiscal 2000, revenue, net income and earnings per share would not differ materially from the amounts reported in the consolidated financial statements for the year ended June 30, 2000.

        In March 2002, we acquired the assets and hired the employees of BindKey Technologies, Inc. a privately held electronic design automation, or EDA, software company headquartered in Santa Clara, California and established a new wholly-owned subsidiary, BindKey Acquisition Corporation, or BindKey. The acquisition was accounted for under the purchase method of accounting. The purchase price of approximately $4,800 was allocated to the net assets acquired based on relative fair values, including $57 of equipment, $1,993 of goodwill, $2,700 of other intangibles, $300 of in-process research and development, or IPR&D, and $250 of assumed liabilities. The results of operations of the business and the estimated fair value of the assets and liabilities acquired have been included in our consolidated financial statements since the date of acquisition. On a pro forma basis, as if the assets had been acquired at the beginning of fiscal 2001 and 2002, respectively, revenue, net income and earnings per share would not differ materially from the amounts reported in the consolidated financial statements for the years ended June 30, 2001 and 2002, respectively.

        We have established a profit sharing plan with the BindKey employees, which will be paid out over the next four years, based on BindKey's after-tax net income. Subject to future milestones, the employees may earn as much as $165,000, which will be expensed in the period earned.

        In May 2002, we entered into an agreement to acquire photomask production equipment from Infineon Technology A.G.'s, or Infineon, internal photomask manufacturing operations in Munich, Germany and become Infineon's strategic photomask supplier. In consideration for the acquisition of certain photomask production assets and the agreement to supply Infineon with photomasks over the 10-year term of the agreement, we will pay Infineon $53,500 over a seven-year period ending in March 2009 and incur transaction costs of approximately $1,000. The $54,500 will be allocated to the assets acquired based on the relative fair values of $27,000 for equipment and $27,500 for the supply agreement. The supply contract will be amortized over its useful life of ten years as a reduction of revenue and the equipment will be depreciated on a straight-line basis over the individual estimated useful lives of the equipment and recorded in cost of goods sold.

        In addition, we have agreed to purchase from Infineon additional photomask production equipment for approximately $28,100, approximately $22,000 of which is payable at various times in fiscal 2003 and 2004 and up to $6,100 is expected to be payable in fiscal 2007. Also in fiscal 2003, we will receive equipment on consignment from Infineon with a fair value of approximately $7,700. This equipment will be capitalized and depreciation recorded on a straight-line basis over its useful life to cost of goods sold.

        We expect to fund all payments to Infineon from cash provided by operations; however, we may elect to satisfy up to approximately $30,200 of these amounts by issuing shares of our common stock.

5.    Sale of Assets

        In March 2002, we sold all of our photoblank manufacturing assets located in Poughkeepsie, New York, to Schott Lithotec AG, or Schott. We have also entered into a supply agreement with Schott for our future purchases of photoblanks. The total proceeds of $31,578 were allocated $26,478 to the assets sold and $5,100 to the supply agreement. The amount allocated to the supply agreement was determined based on the projected cash flows that will be generated by the supply agreement, discounted to present value. This transaction resulted in a pre-tax gain of approximately $10,350 which is included in gain on sale of assets in the accompanying consolidated income statement for the year ended June 30, 2002. The value of the supply agreement will be amortized ratably as a reduction of cost of goods sold over the term of the agreement. We have agreed to purchase a significant portion of our photoblank requirements over the term of the supply agreement. The supply agreement also allows us to be paid additional amounts totaling $12,000 if specified purchase levels are achieved by March 31, 2004. These additional amounts will be amortized as a reduction of cost of goods sold over the term of the supply agreement.

6.    Related Party Transactions

        Effective January 1996, we entered into several transitional agreements with E.I. duPont de Nemours and Company, or DuPont. DuPont agreed to make available for our use certain information systems, provide human resource services including payroll, provide sourcing services and provide tax services. These agreements provide us with infrastructure support until we determine such support is no longer necessary. Additionally, we have entered into research, development and consulting agreements with DuPont, which call for DuPont to provide certain materials and services primarily relating to the development of materials required for advanced photomasks. Payment terms generally provide for current payment upon delivery of the materials or services. We believe that amounts charged to us for these functions and services provided by DuPont have been at fair value and are principally included in general and administrative expense and research and development expense. Charges for services under these agreements were $2,525, $2,127 and $1,625 for the years ended June 30, 2000, 2001 and 2002, respectively. Additionally, a portion of our sales in China are transacted through a DuPont subsidiary in order to facilitate the collection of receivables. Revenue invoiced through DuPont for collection purposes was $983, $1,416 and $1,912 for the years ended June 30, 2000, 2001 and 2002, respectively.

        Accounts receivable, related parties includes receivables from our employees of $1,365 (current $160, non-current $1,205) and $1,202 (current $38, non-current $1,164) at June 30, 2001 and 2002, respectively, which relate principally to housing and automobile loans to non-U.S. employees. The remainder represents receivables for goods sold to or invoiced through various DuPont entities and other related parties, including the RTC. Sales to related parties were $1,743, $681, and $873 for the years ended June 30, 2000, 2001 and 2002, respectively.

        Accounts payable, related parties represents payables to DuPont for benefits and taxes paid on our behalf by DuPont and amounts payable under the transitional agreements with DuPont.

        DuPont also guarantees certain issuances of our debt as discussed in Note 10.

7.    Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets consist of the following:

	June 30,
	2001	2002
Taxes receivable, other than income taxes	$8,164	$9,867
Prepaid expenses and deposits	2,689	2,701
Other	3,905	2,953

Prepaid expenses and other current assets	$14,758	$15,521

8.    Property and Equipment, net and Assets Held for Sale

        Property and equipment, net consist of the following:

	June 30,
	2001	2002
Construction-in-progress	$67,800	$55,673
Land	5,989	5,835
Buildings	125,080	141,371
Equipment	575,087	618,403

	773,956	821,282
Less: accumulated depreciation	(317,861)	(364,005)

Property and equipment, net	$456,095	$457,277

        Construction-in-progress is comprised of the construction of new facilities, equipment in the installation process and current development of information technology infrastructure. Capital leases of $3,056 and $4,298 as of June 30, 2001 and 2002, respectively, is included in buildings. Capital leases of $2,401 are included in equipment as of June 30, 2001 and 2002. Accumulated depreciation on capital leases was $2,577 and $3,553 as of June 30, 2001 and 2002, respectively. The accompanying consolidated income statements reflect depreciation expense of $52,606, $73,683 and $86,882 for the years ending June 30, 2000, 2001 and 2002, respectively.

        Certain assets are leased to the RTC under an operating lease that expires December 31, 2002, unless extended. Minimum future rentals of approximately $900 are due through December 31, 2002.

        Assets held for sale consist of buildings of $5,300 and $4,840 and equipment of $719 and $30 as of June 30, 2001 and 2002, respectively.

9.    Other Accrued Liabilities

        Other accrued liabilities consist of the following:

	June 30,
	2001	2002
Customer prepayments	$25,000	$21,146
Accrued compensation and benefits	15,286	13,003
Other	18,381	21,134

Other accrued liabilities	$58,667	$55,283

10.  Borrowings and Lease Commitments

        In July 2000, we issued $100,000 aggregate principal amount of subordinated convertible notes. The notes were sold at par less an underwriting discount of 2 percent and we received net proceeds of $97,600. The notes are due in July 2004, with no stated interest, are convertible at any time into shares of our common stock at a conversion price of $106.26 per share, are unconditionally guaranteed by DuPont and are not callable by us. We have reserved 941,088 shares of our common stock for conversion of the subordinated convertible notes. In the event of a fundamental change in our company, each holder of notes will have the right to require us to redeem, in cash, any or all of such holder's notes at a price equal to 100 percent of the principal amount to be redeemed. A fundamental change generally is any transaction in which all or substantially all of our common stock is exchanged for, converted into, acquired for or constitutes the right to receive, consideration which is not all or substantially all common stock listed on a national securities exchange or approved for quotation on the NASDAQ National Market. If a fundamental change were to occur, we cannot assure you that we will have sufficient funds to pay the redemption price for all the notes tendered by the holders, although DuPont would be required to pay the redemption price under its guarantee. In that case, our failure to redeem tendered notes would constitute an event of default under the indenture for the notes, and may constitute a default under the terms of other indebtedness that we may enter into from time to time. Debt issue costs of $2,400 related to these notes were included in non-current other assets and are amortized using the straight-line method, which approximates the interest method, to interest expense over the scheduled maturity period.

        At June 30, 2000, we had a credit agreement with DuPont comprised of two separate facilities for $100,000 each. The first facility, which bore an interest rate of LIBOR plus 1.875 percent per annum expired in September 2001. The second facility was repaid and terminated in July 2000.

        Borrowings consist of the following:

	June 30,
	2001	2002
Capital lease obligations: 6.6% to 7.9%, due through fiscal 2011	$3,928	$3,174
Long-term debt: 0.0% government borrowings due through fiscal 2006	290	680
Other bank borrowings: up to 5.1% due through fiscal 2003	5,522	10,805

	9,740	14,659
Less: short-term borrowings	(6,490)	(11,795)

Long-term borrowings	$3,250	$2,864

Long-term convertible notes: 0.0% notes due in fiscal 2005	$100,000	$100,000

        Interest expense of $1,802, $1,437 and $1,416 for the years ended June 30, 2000, 2001 and 2002, respectively, was recorded in other (expense) income, net in the accompanying consolidated income statement. The weighted average interest rate of the short-term borrowings was 4.0% and 1.9% as of June 30, 2001 and 2002, respectively.

        At June 30, 2002, future principal payments of borrowings, excluding capital leases, for years ending June 30 are as follows:

2003	$11,137
2004	—
2005	100,000
2006	348

Outstanding borrowings, excluding capital leases	$111,485

        As of June 30, 2002, minimum lease payments for noncancelable lease obligations for each of the following fiscal years ending June 30, are as follows:

	Capital Leases	Operating Leases
2003	$1,201	$3,484
2004	989	2,036
2005	211	1,438
2006	211	1,336
Thereafter	1,323	4,963

Minimum lease payments	4,146	$14,525

Less: interest	(972)
Present value of minimum lease payments	$3,174

        Operating lease expense included in the consolidated income statement was $4,189, 3,571 and $3,041 for the years ended June 30, 2000, 2001 and 2002, respectively.

11.  Equity Transactions

        In July 2000, we completed a public offering of 3.2 million shares of our common stock, of which 1.4 million shares represented original issuance by us and 1.8 million shares represented the sale of outstanding shares by DuPont. The stock was sold to the public at $77 per share, resulting in net offering proceeds to us of $103,813 for the original issuance.

        In the years ended June 30, 2001 and 2002, our DuPont Photomasks Taiwan, Limited subsidiary, or DPI Taiwan, paid stock dividends to its stockholders and stock bonuses to certain employees. The stock dividends resulted in no dilution of our ownership in DPI Taiwan.

12.  Stock Purchase Rights

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

13.  Employee Plans

Stock Performance Plans

        We have several stock performance plans whereby options to purchase shares of common stock or shares of restricted stock have been or can be granted to directors, officers, employees and consultants. Generally, option exercise prices are equal to the fair market value at the date of grant. Restricted stock grants do not require the payment of any cash consideration by the recipient. Matters such as vesting periods and expirations are determined on a plan-by-plan or grant-by-grant basis; vesting generally occurs over three to five years and stock options generally have a ten year life. At June 30, 2000, 2001 and 2002, there were 2,449,624, 2,018,534 and 3,530,133 shares, respectively, reserved for future grant or issuance under our stock plans. We apply Accounting Principles Board Opinion, or

APB, No. 25, "Accounting for Stock Issued to Employees," and its related interpretations in accounting for our stock plans. A summary of stock option activity for the years ended June 30, is as follows:

	2000		2001		2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at beginning of year	2,004,136	$24.19	2,945,428	$36.79	2,838,462	$45.19
Options granted	1,302,355	$51.39	723,951	$60.04	1,114,808	$40.24
Options forfeited	(52,802)	$23.49	(148,804)	$44.43	(126,542)	$43.21
Options exercised	(308,261)	$18.78	(682,113)	$24.82	(44,293)	$21.74

Balance at end of year	2,945,428	$36.79	2,838,462	$45.19	3,782,435	$44.07

Exercisable at end of year	1,210,303	$22.65	1,171,856	$31.38	1,219,199	$41.17

        Additional information related to stock options at June 30, 2002 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price
$17.00	163,786	$17.00	3.9	163,786	$17.00
$23.25 to $34.75	629,539	$24.30	6.5	273,882	$23.88
$35.56 to $49.52	1,749,681	$43.37	8.2	393,725	$47.25
$50.02 to $73.18	1,232,529	$58.57	8.0	386,081	$57.32
$77.18 to $86.40	6,900	$79.17	8.7	1,725	$79.17

	3,782,435	$44.07	7.7	1,219,199	$41.17

        A summary of restricted stock activity for the years ended June 30, is as follows:

	2000		2001		2002
	Number of Shares	Market Value Per Share	Number of Shares	Market Value Per Share	Number of Shares	Market Value Per Share
Balance at beginning of year	1,709	$35.12	2,327	$51.80	927	$61.18
Restricted stock granted	3,027	$50.36	—	$—	—	$—
Restricted stock forfeited	(1,981)	$38.82	—	$—	—	$—
Unrestricted stock issued	(428)	$35.12	(1,400)	$45.59	(927)	$61.18

Balance at end of year	2,327	$51.80	927	$61.18	—	$—

Stock Purchase Plan

        We have an employee Stock Purchase Plan to allow our employees to participate our future. The Stock Purchase Plan is a payroll deduction plan which permits employees who are employed on the purchase date to purchase shares, on an after-tax basis, of our common stock at 15 percent below market prices at the end of each purchase period. Our plan currently has a two-year offering period with four interim purchase periods of six months. The plan has a look-back feature as well as a reset feature.

Fair Value Disclosures

        The fair value of financial instruments, including options and stock purchase rights, can be estimated using option-pricing models, for example, the Black-Scholes or a binomial model, which may result in differing fair values. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates which are based upon historical volatility rates. Because our employee stock options and employee stock purchase plan shares have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options and employee stock purchase plan shares. The weighted average fair value of stock options utilizing the Black-Scholes model at the date of grant was $31.49, $36.12 and $24.35, per option for options granted in the years ended June 30, 2000, 2001 and 2002, respectively. Additionally, the weighted average fair value of the purchase rights under the employee stock purchase plan at the date of grant for the years ended June 30, 2000, 2001 and 2002 was $16.27, $30.59 and $11.38, per right, respectively. The weighted average fair value of options and purchase rights under the employee stock purchase plan was determined based on the Black Scholes pricing model, utilizing the following assumptions:

	2000	2001	2002
Expected term:
Stock option	5 Years	5 Years	5 Years
Employee stock purchase plan	6 Months	6 Months	6 Months
Expected dividend yield	0%	0%	0%
Volatility	67%	69%	68%
Risk free interest rate:
Stock option	6.2%	5.3%	4.3%
Employee stock purchase plan	5.3%	5.6%	2.7%

        Had compensation cost been determined based on (1) the fair value of stock option awards at the date of grant and (2) the fair value of stock purchase plan purchases at the date of purchase based on the Black Scholes pricing model, net income and diluted earnings per share would have been:

	2000	2001	2002
Net Income:
As reported	$26,100	$15,118	$4,030
Pro forma	$13,614	$(5,978)	$(11,875)
Diluted earnings per share:
As reported	$1.61	$0.83	$0.22
Pro forma	$0.86	$(0.33)	$(0.65)

Retirement Plan

        We have a 401(k) retirement plan, or 401(k) Plan, for all of our eligible U.S. employees, as defined in the 401(k) Plan document. The 401(k) Plan qualifies under Section 401(k) of the Internal Revenue Code as a salary reduction plan. Employees may elect to contribute a certain percentage of their salary on a pre-tax basis. Employees are immediately fully vested in both their contributions and in employer contributions, as defined in the 401(k) Plan document. The 401(k) Plan is a defined contribution plan with employer matching dollar for dollar on the first three percent of salary contributions and fifty cents for each dollar of salary contributions on the next two percent. Company matching contributions to the 401(k) Plan totaled $1,729, $1,992 and $2,003 for the years ended June 30, 2000, 2001 and 2002, respectively.

Deferred Compensation Plan

        In April 2002, we implemented a Deferred Compensation Plan. This plan is intended to be an unfunded and nonqualified deferred compensation arrangement that will provide deferred compensation benefits to a select group of management or highly compensated employees and our Board of Directors. Enrollment in the plan is voluntary. There is no company matching contribution. The plan coordinates with our 401(k) plan to insure the maximum benefit elected is achieved. If an event triggering the payment of the participant's accrued benefit including the participant's disability, death, termination of employment, resignation from the Board of Directors, or a change of control occurs, then the participant's accrued benefit shall be paid either in a cash lump sum on their benefits starting date, or if the accrued benefit is $50 or greater, in equal installments over a five year period. At our discretion, the form of payment will be determined by one of our authorized officers (except that such authorized officer shall not have the authority to make a decision regarding their own form of payment). As of June 30, 2002, there was approximately $36 invested in the deferred compensation plan.

14.  Special Charges

        The semiconductor market suffered a severe global downturn during the last two quarters of fiscal 2001 and continuing through fiscal 2002. During this period, our evaluation of the overall business climate in general and our industry in particular resulted in the conclusion that we had excess capacity that was unwarranted. Given the change in the business climate, we identified certain equipment and buildings to be abandoned or sold. For those assets to be sold, we evaluated the expected proceeds from anticipated asset sales against our carrying values. Assets to be abandoned were written down to estimated salvage value.

        In the year ended June 30, 2001, we recorded pre-tax special charges totaling $36,101 related to cost reduction programs. The pre-tax special charge recorded in the quarter ended March 31, 2001 was $11,883 and the special charge recorded in the quarter ended June 30, 2001 was $24,218. Accrued severance of $1,667 was the only liability remaining at June 30, 2001 and it was completely paid out by August 2001. The cost reduction programs and related special charges consisted of the following:

  •
  Building costs and asset write-downs of $11,883 related to the closing of our Gresham, Oregon facility. We determined that our estimated recoverable value was $5,300 and we have reclassified this amount to assets held for sale. During 2002, we disposed of approximately $430 of the assets at their estimated recoverable value. We continue to hold the building and remaining assets for sale and evaluate all proposals.

  •
  Asset write-downs of $21,403 related primarily to trailing-edge production equipment and leasehold improvements that were removed from service and disposed of or are being held for sale. The assets had an estimated salvage value of approximately $719 which was reclassified to assets held for sale. During 2002, we recorded additional impairments to recognize a reduction in estimated salvage value of approximately $30. We expect to complete the disposal of the remaining equipment held for sale during fiscal 2003.

  •
  Employee severance expenses of $2,815 related to the closure and sale of our Hamilton, Scotland facility and workforce reductions in the United States related to the decommissioning of trailing edge production lines. Approximately 90 percent of the 139 terminated employees left our company by June 30, 2001. The remaining employees left our company by August 31, 2001. The employee terminations were primarily manufacturing positions.

        In the year ended June 30, 2002, we recorded pre-tax special charges totaling $7,393 related to cost reduction programs and acquired IPR&D. The cost reduction programs and related special charges consisted of the following:

  •
  Asset abandonments relating primarily to trailing-edge production equipment that was removed from service.

  •
  Employee severance expenses relating to workforce reductions in the United States and Europe. Of the 68 employees severed, 64 employees left our company by March 31, 2002. The employee severances were primarily manufacturing positions and some administrative personnel.

  •
  In connection with the acquisition of the assets of BindKey in March 2002, approximately $300 of the purchase price was allocated to IPR&D. The amount attributed to IPR&D was expensed at the date of acquisition as the projects had not reached technological feasibility nor had any alternative future use.

        A summary of the fiscal 2002 special charges is shown below:

	Asset Abandonments	Employee Severance	IPR&D	Total
Fiscal 2002 charges	$5,112	$1,981	$300	$7,393
Utilized in fiscal 2002	(5,043)	(1,866)	(300)	(7,209)

Remaining liability at June 30, 2002	$69	$115	$—	$184

        We expect the remaining $184 accrued liability to be utilized in fiscal 2003. No additional expenditures relating to these cost reduction programs are expected.

15.  Earnings Per Share

        Basic earnings per share, or basic EPS, is computed by dividing net income by the weighted number of common shares outstanding during each period. Diluted EPS is computed by dividing net income after adjustments for the effect of the convertible notes (if dilutive) by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. Common share equivalents include stock options and assumed conversion of the convertible notes. The number of common share equivalents outstanding relating to stock options is computed using the treasury stock method and the number of common share equivalents outstanding relating to the convertible notes is computed using the if converted method.

        The reconciliation of the denominators used to calculate the basic EPS and diluted EPS are as follows:

	Year Ended June 30,
	2000	2001	2002
Weighted average shares outstanding—basic	15,547,538	17,393,505	17,877,016
Plus: Common share equivalents	679,162	1,168,050	257,704

Weighted average shares outstanding—dilutive	16,226,700	18,561,555	18,134,720

Stock options to acquire 10,500, 1,189,243, and 2,128,690 shares for the years ended June 30, 2000, 2001, and 2002, respectively, were not included in the computations of diluted EPS because the effect of including these stock options would have been anti-dilutive. For the year ended June 30, 2002, the effect of the convertible notes was not included in the computations of diluted EPS because the effect of including the convertible notes would have been anti-dilutive. These options and the convertible notes may become dilutive in the future.

16.  Provision for (Benefit from) Income Taxes

        The provision for (benefit from) income taxes consists of the following:

	Year Ended June 30,
	2000	2001	2002
Current:
Federal	$8,018	$2,653	$(4,123)
State	1,488	423	104
Non-U.S.	1,072	10,889	4,521
Deferred:
Federal	(2,104)	(5,047)	(4,533)
State	(289)	(763)	(1,132)
Non-U.S.	1,965	(2,880)	(3,401)

Provision for (benefit from) income taxes	$10,150	$5,275	$(8,564)

        The provision for (benefit from) income taxes differs from the amount computed by applying the federal statutory rate to income before income taxes and cumulative effect of change in accounting principle as a result of the following:

	Year Ended June 30,
	2000	2001	2002
Tax at 35% statutory federal tax rate	$12,688	$7,306	$(1,587)
Difference in tax rate for non-U.S. operations	(1,118)	53	(2,262)
Foreign tax exemptions	(3,893)	(2,046)	(3,912)
Tax credits	—	(933)	—
Change in valuation allowance	1,889	1,532	499
State tax (benefit), net of federal	840	(221)	(668)
Other	(256)	(416)	(634)

Provision for (benefit from) income taxes	$10,150	$5,275	$(8,564)

        Deferred tax assets (liabilities) consist of the following:

	June 30,
	2001	2002
Deferred tax assets:
Basis differences in property, plant and equipment, inventory and accounts receivable	$2,280	$1,985
Loss carryovers.	9,963	30,264
Accrued liabilities	4,009	3,563
Intangible assets	2,082	3,574
Stock option timing difference	7,282	296
Accrued special charges	6,490	6,001
Tax credits and other	3,531	3,891

Deferred tax assets	35,637	49,574

Deferred tax liabilities:
Basis differences in property, plant and equipment	(15,471)	(19,447)
Other	(5,987)	(6,383)

Deferred tax liabilities	(21,458)	(25,830)

Valuation allowance	(5,418)	(5,917)

Deferred income taxes	$8,761	$17,827

        A substantial portion of our Asian manufacturing operations in Korea, China, Taiwan and Singapore operate at a reduced tax rate or free of tax under various tax holidays which expire in whole or in part during fiscal years 2003 through 2010. Certain tax holidays may be extended if specific conditions are met.

        During the year ended June 30, 2002, we recorded deferred income tax benefits associated with our operating loss for the year. Recent changes in U.S. income tax laws allow substantially all of the deferred income tax benefits from these losses to be realized through tax refunds under special carryback rules available during the current fiscal year. At June 30, 2001 and 2002, foreign subsidiaries had net operating loss carryforwards for income tax purposes of $6,184 and $8,819, respectively, which may be carried forward two to five years. For financial reporting purposes, a full valuation allowance was established against the deferred tax assets relating to these foreign net operating loss carryforwards.

        During the year ended June 30, 2002, we reduced our valuation allowance provided in prior periods on certain capital losses which became realizable upon recognition of the capital gain on the sale of our photoblank manufacturing assets.

        Undistributed earnings of certain subsidiaries are considered indefinitely reinvested. We have not provided deferred tax liabilities for additional income taxes that would result from repatriation of these earnings. However, if all of the approximately $96,000 of undistributed earnings were repatriated as of June 30, 2002, the provision for income taxes would increase and net income would decrease by approximately $33,000.

        We recorded the deferred tax benefit arising from our second credit facility with DuPont as well as the current tax benefit arising from exercises of stock options as a contribution to additional paid-in capital.

        We have entered into a tax indemnification agreement with DuPont. The amount due from DuPont under the tax indemnification agreement was not material at June 30, 2001 and 2002.

17.  Segment Information

        The Company conducts operations worldwide and is managed on a geographic basis, with those geographic segments being North America, Europe and Asia. The North America segment consists only of the U. S., the Europe Segment includes France and Germany and the Asia segment includes China, Japan, Korea, Taiwan and Singapore. Segment information as of or for the years ended June 30 is as follows:

	North America	Europe	Asia	Eliminations	Total
2000
Revenue, net	$194,495	$58,416	$75,161	$—	$328,072
Transfers between geographic areas	22,627	3,856	14,344	(40,827)	—

	$217,122	$62,272	$89,505	$(40,827)	$328,072

Net income (loss)	$7,731	$(606)	$18,975	$—	$26,100
Identifiable assets	$278,066	$110,531	$255,629	$—	$644,226
2001
Revenue, net	$235,287	$83,200	$89,459	$—	$407,946
Transfers between geographic areas	23,493	12,131	26,814	(62,438)	—

	$258,780	$95,331	$116,273	$(62,438)	$407,946

Net income (loss)	$(9,915)	$5,372	$19,661	$—	$15,118
Identifiable assets	$366,832	$113,944	$286,676	$—	$767,452
2002
Revenue, net	$171,636	$62,002	$108,273	$—	$341,911
Transfers between geographic areas	20,852	1,875	27,099	(49,826)	—

	$192,488	$63,877	$135,372	$(49,826)	$341,911

Net income (loss)	$(10,493)	$(13,184)	$27,707	$—	$4,030
Identifiable assets	$338,314	$102,883	$331,598	$—	$772,795

        Sales outside the U. S. of products manufactured in and exported from the U. S. are not significant. Products are transferred between geographic areas on a basis intended to approximate the market value of such products.

18.  Commitments and Contingencies

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

        We are a limited partner of the BAC. As of June 30, 2002, we had contributed $2,819 and will fund an additional 2.0 million Euro capital contribution in October 2002. Additionally, we have guaranteed 33 percent of the 20.0 million Euro short-term debt of BAC.

        We are also committed to fund 25 percent of the operating cash requirements of the RTC through December 2002. Additionally, we are committed to fund 33 percent of the operating cash requirements of the AMTC and the BAC through June 2007.

        We also guarantee certain lease obligations for the RTC joint venture with future minimum lease payments aggregating approximately $12,100 as of June 30, 2002. The RTC joint venture is scheduled to terminate in December 2002, but can be renewed at the discretion of the members.

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

19.  Unaudited Quarterly Financial Data

        Unaudited quarterly financial data for fiscal years 2001 and 2002 is as follows:

	Quarter
	First	Second	Third	Fourth
2001
Revenue, net	$100,528	$106,566	$108,015	$92,837
Gross profit	$35,546	$37,678	$36,899	$21,169
Operating profit (loss)	$15,869	$16,413	$5,097	$(23,030)
Income before cumulative effect of change in accounting principle	$10,644	$11,764	$9,039	$(15,848)
Net income (loss)	$10,163	$11,764	$9,039	$(15,848)
Basic earnings (loss) per share	$0.60	$0.68	$0.51	$(0.89)
Diluted earnings (loss) per share	$0.55	$0.63	$0.48	$(0.89)
Basic weighted average shares outstanding	16,899,419	17,271,186	17,597,060	17,806,356
Diluted weighted average shares outstanding	18,598,145	18,712,825	19,126,693	17,806,356
2002
Revenue, net	$77,461	$86,625	$83,357	$94,468
Gross profit	$10,197	$19,203	$17,900	$22,643
Operating (loss) profit	$(5,723)	$2,228	$(7,667)	$2,266
Net (loss) income	$(2,983)	$367	$4,905	$1,741
Basic (loss) earnings per share	$(0.17)	$0.02	$0.27	$0.10
Diluted (loss) earnings per share	$(0.17)	$0.02	$0.26	$0.10
Basic weighted average shares outstanding	17,835,283	17,854,578	17,893,028	17,926,057
Diluted weighted average shares outstanding	17,835,283	18,055,338	19,203,065	18,120,821

        Quarterly data for the first, second and third quarters of fiscal 2001 was previously restated to reflect our adoption, effective July 1, 2000, of the guidance given by SAB No. 101. The effect of the accounting change on revenue and net income and the related per share amounts for each of the restated pre-adoption interim periods of 2001 was as follows:

	Quarter
	First	Second	Third
2001
Revenue, net	$(61)	$(208)	$(160)
Net income	$(535)	$(110)	$(56)
Basic earnings per share	$(.03)	$(.01)	$(.01)
Diluted earnings per share	$(.03)	$(.01)	$—

SCHEDULE II

DUPONT PHOTOMASKS, INC.

VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at Beginning of Period	Charged to (Benefit to) Costs and Expenses	Deductions		Balance at End of Period
Deducted from asset account—
Allowance for doubtful accounts receivable:
Year ended June 30, 2002	$1,556	$(255)	$(58	)(a)	$1,243

Year ended June 30, 2001	$2,482	$862	$(1,788	)(a)	$1,556

Year ended June 30, 2000	$2,901	$792	$(1,211	)(a)	$2,482

Deducted from asset account—
Reserve for inventories:
Year ended June 30, 2002	$932	$(17)	$(269	)(b)	$646

Year ended June 30, 2001	$1,126	$400	$(594	)(b)	$932

Year ended June 30, 2000	$1,214	$112	$(200	)(b)	$1,126

(a)
Uncollectible accounts written off

(b)
Inventory written off

QuickLinks

DUPONT PHOTOMASKS, INC.
TABLE OF CONTENTS
Note on Incorporation by Reference
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Our Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
POWER OF ATTORNEY
CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER DUPONT PHOTOMASKS, INC.
INDEX TO EXHIBITS
Report of Independent Accountants
DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES CONSOLIDATED INCOME STATEMENT (Dollars in thousands, except share data)
DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (Dollars in thousands, except share data)
DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (Dollars in thousands)
DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Dollars in thousands)
DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except share data)
SCHEDULE II DUPONT PHOTOMASKS, INC. VALUATION AND QUALIFYING ACCOUNTS (Dollars in thousands)