Form 10-Q
period 2002-09-30
DUPONT PHOTOMASKS INC
filed 2002-11-14
CIK 1012128

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission file number 0-20839

DUPONT PHOTOMASKS, INC.
(Exact name of registrant as specified in our charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	74-2238819 (I.R.S. Employer Identification No.)
131 Old Settlers Boulevard Round Rock, Texas 78664 (Address of Principal Executive Offices) Registrant's telephone number, including area code: (512) 310-6500

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of November 11, 2002, there were 17,993,068 shares of the registrant's common stock, $.01 par value, outstanding.

TABLE OF CONTENTS

		Page
Part I
Item 1.	Financial Statements
	Consolidated Income Statement (unaudited) for the Three Months Ended September 30, 2001 and 2002	3
	Consolidated Balance Sheet at June 30, 2002 and September 30, 2002 (unaudited)	4
	Consolidated Statement of Cash Flows (unaudited) for the Three Months Ended September 30, 2001 and 2002	5
	Consolidated Statement of Stockholders' Equity for the Twelve Months Ended June 30, 2002 and the Three Months Ended September 30, 2002 (unaudited)	6
	Notes to Consolidated Financial Statements (unaudited)	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	21
Part II
Item 1.	Legal Proceedings	22
Item 2.	Changes in Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits and Reports on Form 8-K	22
	Signatures	23
Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, per Section 302 of the Sarbanes-Oxley Act of 2002		24
Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, per Section 302 of the Sarbanes-Oxley Act of 2002		25
Exhibit 10.29	Certification of Chief Executive Officer and Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, adopted per Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 11	Earnings Per Share Computation

PART I

Item 1. Financial Statements

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT
(Dollars in thousands, except share data)
(unaudited)

	Three Months Ended September 30,
	2001	2002
Revenue, net	$77,461	$84,240
Cost of goods sold	67,264	70,734
Selling, general and administrative expense	9,460	9,920
Research and development expense	6,460	7,574

Operating loss	(5,723)	(3,988)
Loss on warrants, net	(1,101)	—
Other income (expense), net	1,320	(126)

Loss before income taxes and minority interest	(5,504)	(4,114)
Benefit from income taxes	(4,120)	(411)

Loss before minority interest	(1,384)	(3,703)
Minority interest in income of joint ventures	(1,599)	(1,792)

Net loss	$(2,983)	$(5,495)

Basic loss per share	$(0.17)	$(0.31)

Weighted average shares outstanding	17,835,283	17,970,356

Diluted loss per share	$(0.17)	$(0.31)

Weighted average shares outstanding	17,835,283	17,970,356

The accompanying notes are an integral part of this statement.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except share data)

ASSETS

	June 30, 2002	September 30, 2002
		(unaudited)
Current assets:
Cash and cash equivalents	$138,918	$144,480
Accounts receivable, trade, net	62,498	55,688
Accounts receivable, related parties	4,013	2,518
Inventories, net	11,633	11,675
Deferred income taxes	10,374	9,531
Prepaid expenses and other current assets	15,521	26,603

Total current assets	242,957	250,495
Assets held for sale	4,870	4,870
Property and equipment, net	457,277	449,335
Accounts receivable, related parties	1,164	1,101
Deferred income taxes	33,283	18,332
Other assets, net	33,244	31,581

Total assets	$772,795	$755,714

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$51,376	$42,522
Accounts payable, related parties	5,163	5,223
Short-term borrowings	11,795	11,302
Income taxes payable	4,056	723
Other accrued liabilities	55,283	48,414

Total current liabilities	127,673	108,184
Long-term borrowings	2,864	2,694
Long-term convertible notes	100,000	100,000
Deferred income taxes	25,830	30,440
Other liabilities	3,121	3,259
Minority interest in net assets of joint ventures	43,644	45,526

Total liabilities	303,132	290,103

Commitments and contingencies (See Notes)
Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 17,927,294 and 17,992,942 issued and outstanding, respectively	179	180
Additional paid-in capital	314,430	315,872
Retained earnings	155,054	149,559

Total stockholders' equity	469,663	465,611

Total liabilities and stockholders' equity	$772,795	$755,714

The accompanying notes are an integral part of this statement.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,
	2001	2002
Cash flows from operating activities:
Net loss	$(2,983)	$(5,495)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,108	24,150
Tax benefit from employee stock options	36	—
Loss on warrants, net	1,101	—
Minority interest in income of joint ventures	1,599	1,792
Deferred income tax (benefit) provision	(4,843)	1,971
Other	(134)	(41)
Cash provided by (used in) changes in assets and liabilities:
Accounts receivable, trade, net	7,092	2,722
Accounts receivable, related parties	(434)	1,495
Inventories, net	1,255	(42)
Prepaid expenses and other current assets	(3,895)	7,179
Accounts payable, trade	(9,012)	(8,341)
Accounts payable, related parties	(2,392)	60
Other accrued liabilities	5,612	(6,310)

Net cash provided by operating activities	15,110	19,140

Cash flows from investing activities:
Purchases of property and equipment	(33,483)	(15,036)
Proceeds from sale of property and equipment	2,416	—
Proceeds from sale of warrants and investments	311	90

Net cash used in investing activities	(30,756)	(14,946)

Cash flows from financing activities:
Proceeds from borrowings	6,400	1,566
Payments of borrowings	(1,076)	(2,113)
Proceeds from issuance of common stock under employee plans	1,386	1,443

Net cash provided by financing activities	6,710	896

Effect of exchange rate changes on cash	(229)	472

Net increase (decrease) in cash and cash equivalents	(9,165)	5,562
Cash and cash equivalents at beginning of period	138,590	138,918

Cash and cash equivalents at end of period	$129,425	$144,480

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$144	$136

Income taxes	$(4,157)	$(4,600)

The accompanying notes are an integral part of this statement.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

	Common Stock
			Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2001	17,806,897	$178	$310,763	$151,024	$461,965
Contribution of capital	—	—	357	—	357
Issuance of common stock under employee plans	120,397	1	3,310	—	3,311
Net income	—	—	—	4,030	4,030

Balance at June 30, 2002	17,927,294	179	314,430	155,054	469,663
Issuance of common stock under employee plans	65,648	1	1,442	—	1,443
Net loss	—	—	—	(5,495)	(5,495)

Balance at September 30, 2002 (unaudited)	17,992,942	$180	$315,872	$149,559	$465,611

The accompanying notes are an integral part of this statement.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)
(unaudited)

1.    Basis of Presentation

        The interim consolidated financial statements presented in this report include the accounts of DuPont Photomasks, Inc. and our controlled and wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. All adjustments have been made to the accompanying interim consolidated financial statements which are, in the opinion of our management, necessary for a fair presentation of our operating results and include all adjustments of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2002. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. Certain reclassifications have been made in the prior period financial statements to conform with the current period presentation.

2.    Property and Equipment

        Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Accumulated depreciation was $364,005 at June 30, 2002 and $387,493 at September 30, 2002. Assets held for sale relate to the Gresham facility and certain other equipment. We are actively marketing these assets and will sell the assets after appropriate evaluation of all proposals.

3.    New Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Under SFAS No. 146, a liability for a cost that is associated with an exit or disposal activity must be recognized at fair value in the period the liability is incurred. SFAS No. 146 nullifies the guidance of the Emerging Issues Task Force, or EITF, Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." We are currently evaluating the impact of SFAS No. 146, but do not expect that its adoption will have a material adverse impact on either our future results of operations or financial position. We will adopt SFAS No. 146 for events subsequent to December 31, 2002.

4.    Derivative Instruments and Hedging Activities

        Forward foreign exchange contracts are utilized to mitigate the risks associated with currency fluctuations on certain balance sheet exposures, and are, therefore, held primarily for purposes other than trading. These foreign exchange contracts do not qualify for hedge accounting under SFAS No. 133. Unrealized gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts used to offset certain non-U.S. dollar denominated assets and liabilities are recognized as other income or expense in the period in which the exchange rates change. These gains and losses are intended to offset the foreign currency gains and losses on the underlying exposures being hedged. The aggregate fair value of our forward foreign exchange contracts outstanding was $17,812 as of September 30, 2002 with an unrealized loss recorded in other income (expense), net in the consolidated income statement of $50 for the three months ended September 30, 2002. These instruments may involve elements of credit and market risk in excess of the amounts recognized in the financial statements. We monitor our positions and the credit quality of counterparties, consisting of major financial institutions, and do not anticipate nonperformance by any counterparty.

5.    Earnings Per Share

        Basic earnings per share, or EPS, is computed by dividing net income (loss) by the weighted number of common shares outstanding during each period. Diluted EPS is computed by dividing net income (loss) after adjustments for the dilutive effect of the convertible notes by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. Common share equivalents include stock options and assume conversion of the convertible notes. The number of common share equivalents outstanding relating to stock options is computed using the treasury stock method while the number of common share equivalents relating to the convertible notes is computed using the if converted method.

        The reconciliation of the amounts used to calculate the basic EPS and diluted EPS is as follows:

	Three Months Ended September 30,
	2001	2002
Net loss for the period—basic	$(2,983)	$(5,495)
Dilutive effect of convertible notes	—	—

Net loss for the period—diluted	$(2,983)	$(5,495)

Weighted average shares outstanding—basic	17,835,283	17,970,356
Plus: Common share equivalents	—	—

Weighted average shares outstanding—dilutive	17,835,283	17,970,356

        Stock options to acquire 3,644,011 shares for the three months ended September 30, 2001 and 4,396,749 shares for the three months ended September 30, 2002 were not included in common share equivalents because the effect of including these stock options would have been anti-dilutive. For the three months ended September 30, 2001 and 2002, 941,088 shares for the effect of the convertible notes were not included in the computations of diluted EPS because the effect of including the convertible notes would have been anti-dilutive. These options and the convertible notes may become dilutive in the future.

6.    Comprehensive Income

        We have adopted SFAS No. 130, "Reporting Comprehensive Income." Our comprehensive income is comprised of net income (loss) and unrealized gains and losses on certain investments in debt and equity securities. We had no items of comprehensive income other than net loss as of September 30, 2001 and 2002.

7.    Segment Information

        In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," segment information is as follows:

	North America	Europe	Asia	Eliminations	Total
Three Months Ended September 30, 2001
Revenue, net	$39,463	$13,875	$24,123	$—	$77,461
Transfers between geographic segments	5,391	217	7,297	(12,905)	—

	$44,854	$14,092	$31,420	$(12,905)	$77,461

Net (loss) income	$(2,746)	$(6,268)	$6,031	$—	$(2,983)

June 30, 2002
Identifiable assets	$338,314	$102,883	$331,598	$—	$772,795

Three Months Ended September 30, 2002
Revenue, net	$39,339	$13,996	$30,905	$—	$84,240
Transfers between geographic segments	1,641	43	4,823	(6,507)	—

	$40,980	$14,039	$35,728	$(6,507)	$84,240

Net (loss) income	$(11,948)	$(2,758)	$9,211	$—	$(5,495)

September 30, 2002
Identifiable assets	$314,598	$94,498	$346,618	$—	$755,714

        Products are transferred between geographic areas on a basis intended to approximate the market value of such products.

8.    Benefit From Income Taxes

        We recorded a tax benefit during the three months ended September 30, 2002 of $411. The benefit from income taxes differs from the benefit amount computed by applying the federal statutory rate of 35 percent to loss before income taxes and minority interest as a result of our reduced tax rates in certain Asian jurisdictions and our inability to record deferred tax benefits for net operating losses generated in certain tax jurisdictions as discussed below.

        During the three months ended September 30, 2002, we recorded a valuation allowance against our net deferred tax asset (including the net operating loss carryforwards) in the U.S. The valuation allowance was recorded under the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires an assessment of positive and negative evidence when determining the need for a valuation allowance. Historical evidence, such as the operating results in the U.S. during the most recent three-year period, is weighted more heavily in this assessment versus future expected results because of the uncertainty of actually achieving forecasted results. Our cumulative U.S. loss in the most recent three-year period, inclusive of the loss for the three months ended September 30, 2002, represents sufficient negative evidence to require a valuation allowance against our U.S. net deferred tax asset. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

9.    Commitments and Contingencies

        We have various purchase commitments incidental to the normal course of business, including non-refundable deposits to purchase equipment. In the aggregate, such commitments are not at prices in excess of current market.

        We guarantee a portion of certain equipment leases of the DPI Reticle Technology Center, LLC, or RTC. Our portion of the future minimum lease payments of the RTC aggregated approximately $10,900 as of September 30, 2002. Such leases are generally for four years. The RTC is scheduled to terminate in December 2002, but can be renewed or restructured at the discretion of the members. We are also committed to fund 25 percent of the operating cash requirements of the RTC through December 2002. We are currently in discussions with the existing members of the RTC concerning its structure subsequent to December 2002.

        We, along with Infineon and AMD, have established joint ventures in Dresden, Germany to conduct leading edge photomask research and pilot manufacturing. The ventures consist of the Advanced Mask Technology Center GmbH & Co. KG, or AMTC, and the Maskhouse Building Administration GmbH & Co. KG, or BAC. The AMTC will conduct photomask research and pilot manufacturing. The BAC is the owner of a state-of-the-art photomask research and manufacturing facility that is currently under construction. We will lease approximately 50 percent of the facility from the BAC for advanced photomask manufacturing and the remainder will be leased by the AMTC. Both leases will be for 10-year terms. In addition, we are committed to funding a portion of the operating cash requirements of the AMTC under the research and development reimbursement and capacity utilization obligations. We expect our portion to be approximately 33 percent during the next year and to vary between approximately 22 percent to 26 percent thereafter.

        As of September 30, 2002, we had an obligation, which was subsequently fulfilled, to make a 2.0 million Euro ($1,983) capital contribution to the BAC in October 2002. We have also guaranteed one-third of the BAC's 75.0 million Euro ($73,300) construction bridge loan, which had 35.4 million Euros ($34,600) outstanding at September 30, 2002.

        We are subject to litigation in the normal course of business. We believe the effect, if any, of an unfavorable resolution of such litigation would not have a material adverse impact on our financial position, results of operations, cash flows or liquidity.

        Our operations and our ownership of real property are subject to various environmental laws and regulations that govern, among other things, the discharge of pollutants into the air and water and the handling, use, storage, disposal and clean-up of solid and hazardous wastes. Compliance with such laws and regulations requires that we incur capital expenditures and operating costs in connection with our ongoing operations. In addition, such laws and regulations may impose liabilities on owners and operators of businesses and real property without regard to fault and such liabilities may be joint and several with other parties. More stringent environmental laws and regulations may be enacted in the future, which may require us to expend additional amounts on environmental compliance or may require modifications to our operations. Although we are unable to predict the extent of our future liability with respect to any environmental matters, we believe, based upon current information, that environmental liabilities will not be material to our financial position or results of operations. E.I. duPont de Nemours & Company, or DuPont, has agreed to indemnify us for any environmental contamination present on our manufacturing sites at June 13, 1996, the date of our initial public offering, or present at any such site due to the generation, use, treatment, storage, release, emission, discharge or disposal of hazardous waste or hazardous materials before such date. The Environmental Protection Agency is reviewing a groundwater contamination issue at our Danbury, Connecticut site under voluntary corrective action. Any such contamination is believed to be offsite or historical, and, if that is the case, any environmental liabilities would be covered by the indemnification agreement with DuPont.

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

Overview

        Based on worldwide revenue, we are one of the largest photomask manufacturers in the world. We sell our products to over 300 customers and customer sites in over 17 different countries. Essentially all of our sales are to customers in the semiconductor manufacturing industry. We manufacture a broad range of photomasks based on customer-supplied design data. We also manufacture pellicles, primarily for internal consumption. Pellicles are one of the principal components of photomasks, and protect the photomask from particle contamination. We operate globally with established manufacturing facilities in North America, Europe and Asia.

        We believe that, over the long-term, the market for photomasks in the semiconductor manufacturing process will increase due to the following trends:

  •
  Proliferation of semiconductor applications;
  •
  Customization of semiconductor designs;
  •
  Increasing semiconductor device complexity;
  •
  Decreasing size of semiconductor designs; and
  •
  Shorter product lifecycles.

        These trends have increased the importance of photomask technology in the semiconductor manufacturing process. As a result of these trends, coupled with our acquisitions of captive photomask operations, our annual revenue increased at an average annual compounded rate of 9 percent from 1999 to 2002.

        Photomask manufacturing operations are capital intensive. Accordingly, at a given threshold of manufacturing capacity, a high proportion of our operating costs are fixed and remain relatively constant as sales volume increases or decreases. To the extent that we have under-utilized production capacity, operating profit increases or decreases disproportionately as sales volume increases or decreases.

Results of Operations

        Revenue, net.    Revenue, net is comprised primarily of photomask sales to semiconductor manufacturers. Revenue, net increased 8.8 percent from $77.5 million in the three months ended September 30, 2001 to $84.2 million in the three months ended September 30, 2002. Revenue, net produced in North America decreased from $39.5 million in the three months ended September 30, 2001 to $39.3 million in the three months ended September 30, 2002 while revenue, net produced in Europe and Asia increased from $13.9 million and $24.1 million, respectively, in the three months ended September 30, 2001 to $14.0 million and $30.9 million, respectively, in the three months ended September 30, 2002. We experienced an increase in unit demand from the three months ended

September 30, 2001 to the three months ended September 30, 2002. Increased customer demand for our products contributed to the increased sales produced in Asia. Overall average selling prices decreased from the three months ended September 30, 2001 to the three months ended September 30, 2002. Given the recent photomask demand pattern and our customers' forecasts, we expect revenues to be between $75.0 million and $85.0 million for the three months ending December 31, 2002.

        Cost of Goods Sold.    Cost of goods sold consists of materials, labor, depreciation and overhead. Cost of goods sold increased 5.2 percent from $67.3 million to $70.7 million for the three months ended September 30, 2001 and 2002, respectively. The increase resulted primarily as a result of increased volumes, partially offset by the results of the restructuring programs we previously implemented. Gross profit margin increased from 13.2 percent for the three months ended September 30, 2001 to 16.0 percent for the three months ended September 30, 2002. The increase in gross profit margin resulted from increased production volumes reflecting the increased demand. We continue to manage our fixed costs to mitigate the effects of the additional depreciation and maintenance expenses for tools we have added to improve our manufacturing capabilities.

        Selling, General and Administrative Expense.    Selling, general and administrative expense includes salaries of sales and administrative personnel, marketing expense, general and administrative expense and product distribution expense. Selling, general and administrative expense increased 4.9 percent from $9.5 million for the three months ended September 30, 2001 to $9.9 million for the three months ended September 30, 2002. Selling, general and administrative expense as a percentage of sales decreased from 12.2 percent for the three months ended September 30, 2001 to 11.8 percent for the three months ended September 30, 2002 as a result of increased sales.

        Research and Development Expense.    Research and development expense consists primarily of employee costs, cost of consumed materials, depreciation, engineering related costs and our share of costs of the RTC and AMTC. Research and development expense increased 17.2 percent from $6.5 million for the three months ended September 30, 2001 to $7.6 million for the three months ended September 30, 2002. As a percentage of sales it increased from 8.3 percent for the three months ended September 30, 2001 to 9.0 percent for the three months ended September 30, 2002. BindKey EDA software development expenses and pre-startup expenses of the AMTC contributed to the increase. We believe that, because of our continued focus on research and development and through collaboration with our customers on joint development projects, we will be able to help meet the future technology needs of the semiconductor industry for advanced photomasks.

        Loss on Warrants, net.    During the three months ended September 30, 2001, we recognized realized gains of $0.2 million and unrealized losses of $1.3 million on the warrants and the underlying securities of a strategic partner. There were no such holdings in the three months ended September 30, 2002.

        Other Income (Expense), net.    Other income (expense), net includes interest expense, interest income and exchange gains and losses. Other income (expense), net was $1.3 million for the three months ended September 30, 2001 and $(0.1) million for the three months ended September 30, 2002. The decrease was primarily due to lower interest income reflecting lower interest rates and lower exchange gains.

        Benefit From Income Taxes.    We recorded a tax benefit during the three months ended September 30, 2002 of $411. The benefit from income taxes differs from the benefit amount computed by applying the federal statutory rate of 35 percent to loss before income taxes and minority interest as a result of our reduced tax rates in certain Asian jurisdictions and our inability to record deferred tax benefits for net operating losses generated in certain tax jurisdictions as discussed below.

        During the three months ended September 30, 2002, we recorded a valuation allowance against our net deferred tax asset (including the net operating loss carryforwards) in the U.S. The valuation allowance was recorded under the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires an assessment of positive and negative evidence when determining the need for a valuation allowance. Historical evidence, such as the operating results in the U.S. during the most recent three-year period, is weighted more heavily in this assessment versus future expected results because of the uncertainty of actually achieving forecasted results. Our cumulative U.S. loss in the most recent three-year period, inclusive of the loss for the three months ended September 30, 2002, represents sufficient negative evidence to require a valuation allowance against our U.S. net deferred tax asset. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

        Minority Interest in Income of Joint Ventures.    The minority interest impact of our joint ventures was $1.6 million for the three months ended September 30, 2001 and $1.8 million for the three months ended September 30, 2002. Minority interest in income of joint ventures reflects our partners' share of the earnings of our joint venture operations.

Liquidity and Capital Resources

        Our working capital was $115.3 million at June 30, 2002 and $142.3 million at September 30, 2002. The increase in working capital was primarily due to our operating cash flows. Cash and cash equivalents were $138.9 million at June 30, 2002 and $144.5 million at September 30, 2002. Cash provided by operating activities of $19.1 million for the three months ended September 30, 2002 was primarily a result of our net loss adjusted for non-cash charges.

        Cash used in investing activities was $30.8 million and $14.9 million for the three months ended September 30, 2001 and 2002, respectively. Cash used for capital expenditures was $33.5 million and $15.0 million for the three months ended September 30, 2001 and 2002, respectively. Management expects capital expenditures for fiscal 2003 to be approximately $50.0 million. Capital expenditures have been and will be used primarily to advance our technical capability. In addition, we may in the future pursue additional acquisitions of businesses, products and technologies, or enter into other joint venture arrangements that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid. We are currently in discussions with the existing members of the RTC concerning its structure subsequent to December 2002.

        Cash provided by financing activities was $6.7 million and $0.9 million for the three months ended September 30, 2001 and 2002, respectively. For the three months ended September 30, 2002, net short-term borrowings decreased $0.5 million primarily as a result of diminishing working capital requirements in Asia. Additionally, our employees purchased $1.4 million of common stock under our employee plans.

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

        The following summarizes our contractual cash obligations as of September 30, 2002 (in millions):

		Payments Due for the Periods ending September 30,
	Total	Year 2003	Two Years 2004-2005	Two Years 2006-2007	Beyond
Long-term debt	$110.9	$10.6	$100.0	$0.3	$—
Capital lease obligations	3.1	0.9	0.8	0.3	1.1
Operating leases	13.8	3.3	3.3	2.6	4.6
Other long-term obligations	3.1	—	—	—	3.1

Total contractual cash obligations	$130.9	$14.8	$104.1	$3.2	$8.8

        The following summarizes our other commercial commitments as of September 30, 2002 (in millions):

		Amount of Commitment Expiration by Periods Ending September 30,
	Total	Year 2003	Two Years 2004-2005	Two Years 2006-2007	Beyond
Guarantees	$22.4	$22.4	$—	$—	$—
Other commercial commitments	83.6	30.1	23.9	26.1	3.5

Total commercial commitments	$106.0	$52.5	$23.9	$26.1	$3.5

        Guarantees include our portion of certain equipment leases of the RTC with future minimum lease payments aggregating approximately $10.9 million as of September 30, 2002. We have also guaranteed one-third of the BAC's 75.0 million Euro ($73.3 million) construction bridge loan, which had 35.4 million Euros ($34.6 million) outstanding at September 30, 2002.

        Other commercial commitments include our 2.0 million Euro ($2.0 million) capital contribution to the BAC that was due and paid in October 2002, our equipment purchase commitments to Infineon of approximately $28.1 million payable through December 2006 and our approximately $53.5 million long-term supply contract and equipment purchase commitment with Infineon that requires payments through March 2009. We may, at our discretion, pay approximately $30.2 million of the commitments to Infineon in shares of our common stock. The number of shares required to satisfy this commitment will be based on the fair value of our common stock at the time of payment.

        In addition to the commitments in the tables above, we are also committed to fund 25 percent of the operating cash requirements of the RTC through December 2002. We are currently in discussions with the existing members of the RTC concerning its structure subsequent to December 2002. Additionally, we are committed to fund a portion of the operating cash requirements of the AMTC. We expect our portion to be approximately 33 percent in the next year and to vary between approximately 22 percent to 26 percent thereafter. We will lease approximately 50 percent of the BAC's photomask research and manufacturing facility for a term of 10 years.

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

    •
    Similarly, we must make estimates of the uncollectability of our accounts receivable. We consider trends of historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If circumstances change or if our original estimates are otherwise incorrect, we may have to reduce our estimates of the recoverability of amounts due us by a material amount.

    •
    We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated market value based on assumptions on future demands and market conditions. If actual market conditions are less favorable than those projected by management, or if our estimates of market value are later determined to have been incorrect, additional inventory writedowns may be required.

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

  •
  Accounting for income taxes

          We are required to consider our income taxes in each of the tax jurisdictions in which we operate in computing our effective income tax rate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. Further, the actual annual amount of taxable income in each tax jurisdiction may differ from the estimates we use to compute the effective tax rate during our first, second and third quarters. Additionally, we evaluate the recoverability of the deferred tax assets from future taxable income and establish valuation allowances if recovery is not more likely than not. Our income tax provision in the consolidated income statement is impacted by changes in the valuation allowance. This process is complex and involves significant management judgment in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

  •
  Consolidation

          The consolidated financial statements presented herein include the accounts of DuPont Photomasks, Inc. and our controlled and wholly-owned subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation. Entities that are not controlled but on which we can exercise significant influence are recorded under the equity method of accounting.

Other Matters

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Under SFAS No. 146, a liability for a cost that is associated with an exit or disposal activity must be recognized at fair value in the period the liability is incurred. SFAS No. 146 nullifies the guidance of the Emerging Issues Task Force, or EITF, Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." We are currently evaluating the impact of SFAS No. 146, but do not expect that its adoption will have a material adverse impact on either our future results of operations or financial position. We will adopt SFAS No. 146 for events subsequent to December 31, 2002.

Forward Looking Statements

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve a number of risks and uncertainties. Such forward-looking statements are generally accompanied by words such as "intend," "may," "plan," "expect," "believe," "should," "would," "could," "anticipate," or other words that convey uncertainty of future events or outcomes. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, the following:

  •
  The current downturn in the semiconductor industry could lead to a decrease in the demand for our photomask products;

  •
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

  •
  Macroeconomic conditions may have effects on the semiconductor industry;

  •
  We may be unable to enhance our existing products and to develop and manufacture new products and upgrades with improved capabilities to satisfy anticipated demand for more technologically advanced photomasks;

  •
  We may not remain competitive and increased competition could seriously harm our business;

  •
  If a fundamental change in our business were to occur the holders of the convertible subordinated notes would have the right to require us to redeem those notes, and we cannot assure you that we will have sufficient funds to pay the redemption price for all the notes tendered by the holders of the subordinated convertible notes, although DuPont would be required to pay the redemption price under its guarantee. In that case, our failure to redeem tendered notes would constitute an event of default under the indenture for the notes, and may constitute a default under the terms of other indebtedness that we may enter into from time to time;

  •
  We may be unable to successfully develop or market our EDA software;

  •
  DuPont has influence on all stockholder votes;

  •
  Our success depends, in part, upon key managerial, engineering and technical personnel as well as our ability to continue to attract and retain additional personnel and integrate new personnel into key positions; and

  •
  Other risks indicated in our other filings with the Securities and Exchange Commission, including but not limited to those factors which are fully discussed under the caption "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on September 10, 2002.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Market Risk

        Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates. As of September 30, 2002, we had $100.0 million in non-interest bearing convertible notes and approximately $14.0 million in interest bearing debt of which approximately $11.3 million was short-term debt. As a result, changes in the interest rate market would change the estimated fair value of our long-term debt. We believe that a 10 percent change in interest rates would not have a material effect on our business, financial condition, results of operations or cash flows.

        Foreign currency exposures are primarily due to non-U.S. operations which are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material effect on our results of operations. Any exchange rate fluctuations can affect our margins since we may have imbalances between some foreign currency denominated revenues and expenses. Our financial statements reflect remeasurement of items denominated in non-U.S. currencies to U.S. dollars, our functional currency. Exchange gains or losses are included in income in the period in which they occur. We monitor our exchange rate exposure and attempt to reduce such exposure by hedging. We have entered into forward contracts in currencies of the countries in which we conduct business in order to reduce such exposure. Therefore, these contracts are held primarily for purposes other than trading. At September 30, 2002, the fair value of our forward foreign exchange contracts outstanding was $17.8 million with an unrealized loss recorded in the consolidated income statement of $0.1 million for the three months ended September 30, 2002. These instruments may involve elements of credit and market risk in excess of the amounts recognized in the financial statements. We believe that a ten percent change in exchange rates would not have a material effect on our business, financial condition, results of operations or cash flows. We monitor our positions and the credit quality of counterparties, consisting primarily of major financial institutions, and do not anticipate nonperformance by any counterparty, although nonperformance could occur. There can be no assurance that such forward contracts or any other hedging activity will be available or adequate to eliminate, or even mitigate, the impact of our exchange rate exposure. There can be no assurance that such risks will not have a material adverse impact on our liquidity and results of operations in the future.

Financial Risk Management

        Our international revenues are subject to inherent risks, including fluctuations in local economies; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in the repatriation of earnings; and burdens of complying with a wide variety of foreign laws. Some of our sales outside of North America are denominated in local currencies, and accordingly, we are subject to the risks associated with fluctuations in currency rates. In general, increases in the value of the dollar against foreign currencies decrease the U.S. dollar value of foreign sales requiring us either to increase our price in the local currency, which could render our product prices noncompetitive, or to suffer reduced revenues and gross margins as measured in U.S. dollars. Our foreign currency hedging program is not designed to hedge the margin risks associated with foreign exchange rate changes. Our hedging is comprised of foreign currency forward exchange contracts utilized to mitigate the risks associated with foreign currency fluctuations on certain balance sheet exposures. However, the hedging program will not eliminate all of our foreign exchange risks.

        The marketplace for our products dictates that we maintain inventories. Therefore, inventory obsolescence is a risk for us due to frequent engineering changes, shifting customer demand, the emergence of new industry standards and rapid technological advances including the introduction by our competitors or us of products embodying new technology. While we maintain valuation allowances for excess and obsolete inventory and management continues to monitor the adequacy of such valuation allowances, there can be no assurance that such valuation allowances will be sufficient.

        As of September 30, 2002, we had outstanding foreign short-term debt totaling approximately $10.8 million. At September 30, 2002, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

        At September 30, 2002 we had $100.0 million of subordinated convertible debt outstanding. The notes are due in July 2004, with no stated interest, are convertible at any time into shares of our common stock at a conversion price of $106.26 per share, are unconditionally guaranteed by DuPont and are not callable by us. In the event of a fundamental change in our company, each holder of notes will have the right to require us to redeem, in cash, any or all of such holder's notes at a price equal to 100 percent of the principal amount to be redeemed. A fundamental change generally is any transaction in which all or substantially all of our common stock is exchanged for, converted into, acquired for or constitutes the right to receive, consideration which is not all or substantially all common stock listed on a national securities exchange or approved for quotation on the NASDAQ National Market. If a fundamental change were to occur, we cannot assure you that we will have sufficient funds to pay the redemption price for all the notes tendered by the holders, although DuPont would be required to pay the redemption price under its guarantee and would then be subrogated to the noteholders' rights against us. In that case, our failure to redeem tendered notes would constitute an event of default under the indenture for the notes, and may constitute a default under the terms of other indebtedness that we may enter into from time to time.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and our chief financial officer, based on their evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of our filing of this quarterly report on Form 10-Q, or the Evaluation Date, believe that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Changes in Internal Controls

        There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation.

PART II

Item 1. Legal Proceedings

        We are not currently involved in any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

  (A)
  Exhibits
(10.29)	Certification of Chief Executive Officer and Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted per Section 906 of the Sarbanes-Oxley Act of 2002
(11)	Statement re Earnings Per Share Computation
  (B)
  Reports on Form 8-K

            None

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT PHOTOMASKS, INC. (Registrant)
Date: November 13, 2002	By:	/s/ SATISH RISHI Satish Rishi Executive Vice President—Finance and Chief Financial Officer (Principal Financial Officer)

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER
DUPONT PHOTOMASKS, INC.

CERTIFICATION

I, Peter S. Kirlin, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of DuPont Photomasks, Inc;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ PETER S. KIRLIN Peter S. Kirlin Chief Executive Officer

CERTIFICATION OF
CHIEF FINANCIAL OFFICER
DUPONT PHOTOMASKS, INC.

CERTIFICATION

I, Satish Rishi, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of DuPont Photomasks, Inc;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ SATISH RISHI Satish Rishi Chief Financial Officer