Form 10-Q
period 2002-12-31
DUPONT PHOTOMASKS INC
filed 2003-02-13
CIK 1012128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

Commission file number 0-20839

DUPONT PHOTOMASKS, INC.

(Exact name of registrant as specified in our charter)

Delaware	74-2238819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

131 Old Settlers Boulevard Round Rock, Texas 78664
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (512) 310-6500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of February 10, 2003, there were 18,060,913 shares of the registrant’s common stock, $.01 par value, outstanding.

TABLE OF CONTENTS

Part I

Item 1. Financial Statements

Consolidated Income Statement (unaudited) for the Three Months Ended December 31, 2001 and 2002 and for the Six Months Ended December 31, 2001 and 2002
Consolidated Balance Sheet at June 30, 2002 and December 31, 2002 (unaudited)
Consolidated Statement of Cash Flows (unaudited) for the Six Months Ended December 31, 2001 and 2002
Consolidated Statement of Stockholders’ Equity for the Twelve Months Ended June 30, 2002 and the Six Months Ended December 31, 2002 (unaudited)
Notes to Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, per Section 302 of the Sarbanes-Oxley Act of 2002

Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, per Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 10.29 Certification of Chief Executive Officer and Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, adopted per Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 11 Earnings (Loss) Per Share Computation.

PART I

Item 1.  Financial Statements

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(Dollars in thousands, except share data)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2002	2001	2002
Revenue, net	$86,625	$80,969	$164,086	$165,209
Cost of goods sold	67,422	71,000	134,686	141,734
Selling, general and administrative expense	10,107	10,415	19,567	20,335
Research and development expense	6,868	7,592	13,328	15,166
Special charges	—	12,507	—	12,507
Operating income (loss)	2,228	(20,545)	(3,495)	(24,533)
Income (loss) on warrants, net	863	—	(238)	—
Other income, net	176	236	1,496	110
Income (loss) before income taxes and minority interest	3,267	(20,309)	(2,237)	(24,423)
Provision for (benefit from) income taxes	507	1,769	(3,613)	1,358
Income (loss) before minority interest	2,760	(22,078)	1,376	(25,781)
Minority interest in income of joint ventures	(2,393)	(939)	(3,992)	(2,731)
Net income (loss)	$367	$(23,017)	$(2,616)	$(28,512)

Basic earnings (loss) per share	$0.02	$(1.28)	$(0.15)	$(1.59)

Weighted average shares outstanding	17,854,578	17,993,994	17,844,930	17,982,365

Diluted earnings (loss) per share	$0.02	$(1.28)	$(0.15)	$(1.59)

Weighted average shares outstanding	18,055,338	17,993,994	17,844,930	17,982,365

The accompanying notes are an integral part of this statement.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except share data)

	June 30, 2002	December 31, 2002
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$138,918	$161,973
Accounts receivable, trade, net	62,498	55,296
Accounts receivable, related parties	4,013	2,035
Inventories, net	11,633	12,776
Deferred income taxes	5,416	3,900
Prepaid expenses and other current assets	15,521	8,050
Total current assets	237,999	244,030
Assets held for sale	4,870	5,087
Property and equipment, net	457,277	436,523
Accounts receivable, related parties	1,164	1,118
Deferred income taxes	38,241	26,731
Other assets, net	33,244	34,220
Total assets	$772,795	$747,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$51,376	$47,191
Accounts payable, related parties	5,163	10,043
Short-term borrowings	11,795	11,789
Income taxes payable	4,056	—
Other accrued liabilities	55,283	50,671
Total current liabilities	127,673	119,694
Long-term borrowings	2,864	2,246
Long-term convertible notes	100,000	100,000
Deferred income taxes	25,830	33,285
Other liabilities	3,121	3,354
Minority interest in net assets of joint ventures	43,644	46,480
Total liabilities	303,132	305,059
Commitments and contingencies (see notes)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 17,927,294 and 17,995,587 issued and outstanding, respectively	179	180
Additional paid-in capital	314,430	315,928
Retained earnings	155,054	126,542
Total stockholders’ equity	469,663	442,650
Total liabilities and stockholders’ equity	$772,795	$747,709

The accompanying notes are an integral part of this statement.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Six Months Ended December 31,
	2001	2002
Cash flows from operating activities:
Net loss	$(2,616)	$(28,512)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44,741	49,443
Special charges	—	12,507
Tax benefit from employee stock options	77	—
Loss on warrants, net	238	—
Minority interest in income of joint ventures	3,992	2,731
Deferred income tax (benefit) provision	(4,702)	2,048
Other	(90)	(308)
Cash provided by (used in) changes in assets and liabilities:
Accounts receivable, trade, net	(2,346)	2,217
Accounts receivable, related parties	(1,388)	1,978
Inventories, net	2,726	(1,143)
Prepaid expenses and other current assets	(4,514)	26,270
Accounts payable, trade	(13,408)	(3,958)
Accounts payable, related parties	(2,242)	862
Other accrued liabilities	7,601	(8,228)
Other assets, net	—	(2,180)
Net cash provided by operating activities	28,069	53,727
Cash flows from investing activities:
Purchases of property and equipment	(68,644)	(32,082)
Proceeds from sale of property and equipment	2,669	1,975
Proceeds from sale of warrants and investments	1,573	105
Purchases of investments	—	(1,983)
Net cash used in investing activities	(64,402)	(31,985)
Cash flows from financing activities:
Proceeds from borrowings	7,670	2,006
Payments of borrowings	(2,564)	(2,779)
Proceeds from issuance of common stock under employee plans	1,712	1,499
Net cash provided by financing activities	6,818	726
Effect of exchange rate changes on cash	(214)	587
Net (decrease) increase in cash and cash equivalents	(29,729)	23,055
Cash and cash equivalents at beginning of period	138,590	138,918
Cash and cash equivalents at end of period	$108,861	$161,973
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$274	$279
Income taxes	$231	$(20,849)

The accompanying notes are an integral part of this statement.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2001	17,806,897	$178	$310,763	$151,024	$461,965

Contribution of capital	—	—	357	—	357
Issuance of common stock under employee plans	120,397	1	3,310	—	3,311
Net income	—	—	—	4,030	4,030

Balance at June 30, 2002	17,927,294	179	314,430	155,054	469,663

Issuance of common stock under employee plans	68,293	1	1,498	—	1,499
Net loss	—	—	—	(28,512)	(28,512)

Balance at December 31, 2002 (unaudited)	17,995,587	$180	$315,928	$126,542	$442,650

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

2.              Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining term of the lease.  Accumulated depreciation was $364,005 at June 30, 2002 and $406,925 at December 31, 2002. Assets held for sale relate to the Gresham, Oregon facility and certain other equipment. We are actively marketing these assets and will sell the assets after appropriate evaluation of all proposals.

3.              New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under SFAS No. 146, a liability for a cost that is associated with an exit or disposal activity must be recognized at fair value in the period the liability is incurred. SFAS No. 146 nullifies the guidance of the Emerging Issues Task Force, or EITF, Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” We are currently evaluating the impact of SFAS No. 146, but do not expect that its adoption will have a material adverse impact on either our current results of operations or financial position. We will adopt SFAS No. 146 for events initiated subsequent to December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123.” SFAS No. 148 amends certain provisions of SFAS No. 123 and is effective for financial statements for fiscal years ending after December 15, 2002. We are currently assessing the impact of adoption of SFAS No. 148.

In November 2002, the FASB issued Financial Interpretation Number, or FIN, 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Certain provisions of FIN 45 are effective December 15, 2002; others are effective December 31, 2002. All provisions are to be handled prospectively. We have adopted FIN 45 during the three months ended December 31, 2002. It had no impact on our results of operations or financial position.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51 with regard to consolidation of variable interest entities and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. We are currently assessing the impact of adoption of FIN 46.

4.              Derivative Instruments and Hedging Activities

Forward foreign exchange contracts are utilized to mitigate the risks associated with currency fluctuations on certain balance sheet exposures, and are, therefore, held primarily for purposes other than trading. These foreign exchange contracts do not qualify for hedge accounting under SFAS No. 133. Unrealized gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts used to offset certain non-U.S. dollar denominated assets and liabilities are recognized as other income or expense in the period in which the exchange rates change. These gains and losses are intended to offset the foreign currency gains and losses on the underlying exposures being hedged. The aggregate fair value of our forward foreign exchange contracts outstanding was $16,810 as of December 31, 2002 with an unrealized loss recorded in other income, net in the consolidated income statement of $146 for the quarter and six months ended December 31, 2002. These instruments may involve elements of credit and market risk in excess of the amounts recognized in the financial statements. We monitor our positions and the credit quality of counterparties, consisting of major financial institutions, and do not anticipate nonperformance by any counterparty.

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

The reconciliation of the amounts used to calculate the basic EPS and diluted EPS is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2002	2001	2002
Net income (loss) for the period – basic	$367	$(23,017)	$(2,616)	$(28,512)
Dilutive effect of convertible notes	—	—	—	—

Net income (loss) for the period – diluted	$367	$(23,017)	$(2,616)	$(28,512)

Weighted average shares outstanding – basic	17,854,578	17,993,994	17,844,930	17,982,365
Plus: Common share equivalents	200,760	—	—	—

Weighted average shares outstanding – dilutive	18,055,338	17,993,994	17,844,930	17,982,365

Stock options to acquire 2,828,444 and 4,392,116 shares for the three months ended December 31, 2001 and 2002, respectively, were not included in common share equivalents because the effect of including these stock options would have been anti-dilutive. Stock options to acquire 3,710,633 and 4,392,116 shares for the six months ended December 31, 2001 and 2002, respectively, were not included in common share equivalents because the effect of including these stock options would have been anti-dilutive.  For the three and six months ended December 31, 2001 and 2002, 941,088 shares for the effect of the convertible notes were not included in the computations of diluted EPS because the effect of including the convertible notes would have been anti-dilutive.  These options and the convertible notes may become dilutive in the future.

6.              Comprehensive Income

We have adopted SFAS No. 130, “Reporting Comprehensive Income.” Our comprehensive income is comprised of net loss and unrealized gains and losses on certain investments in debt and equity securities. We had no items of comprehensive income other than net loss for the six months ended December 31, 2001 and 2002.

7.              Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” segment information is as follows:

North America

Europe

Asia

Eliminations

Total

Three Months Ended December 31, 2001
Revenue, net	$43,500	$14,714	$28,411	$—	$86,625
Transfers between geographic segments	6,653	775	7,629	(15,057)	—
	$50,153	$15,489	$36,040	$(15,057)	$86,625
Net (loss) income	$(9,812)	$1,424	$8,755	$—	$367

Six Months Ended December 31, 2001
Revenue, net	$82,963	$28,589	$52,534	$—	$164,086
Transfers between geographic segments	12,044	992	14,926	(27,962)	—
	$95,007	$29,581	$67,460	$(27,962)	$164,086
Net (loss) income	$(12,558)	$(4,844)	$14,786	$—	$(2,616)

June 30, 2002
Identifiable assets	$338,314	$102,883	$331,598	$—	$772,795

Three Months Ended December 31, 2002
Revenue, net	$38,609	$15,877	$26,483	$—	$80,969
Transfers between geographic segments	1,690	227	5,479	(7,396)	—
	$40,299	$16,104	$31,962	$(7,396)	$80,969
Net (loss) income	$(16,493)	$(12,286)	$5,762	$—	$(23,017)

Six Months Ended December 31, 2002
Revenue, net	$77,948	$29,873	$57,388	$—	$165,209
Transfers between geographic segments	3,331	270	10,302	(13,903)	—
	$81,279	$30,143	$67,690	$(13,903)	$165,209
Net (loss) income	$(28,441)	$(15,044)	$14,973	$—	$(28,512)

December 31, 2002
Identifiable assets	$288,840	$96,958	$361,911	$—	$747,709

Products are transferred between geographic areas on a basis intended to approximate the market value of such products.

8.              Provision For (Benefit From) Income Taxes

The provision for income taxes differs from the benefit amount computed by applying the federal statutory rate of 35 percent to consolidated loss before income taxes and minority interest as a result of our reduced tax rates in certain Asian jurisdictions, our inability to record deferred tax benefits for net operating losses generated in certain tax jurisdictions and our need to place a valuation allowance on certain other deferred tax assets as discussed below.

During the six months ended December 31, 2002, we recorded valuation allowances against our net deferred tax assets in the U.S. and in Europe (primarily related to net operating loss carryforwards). The restructuring in Germany (see note 9 below), also resulted in a charge for a valuation allowance of $1,812 during the three months ended December 31, 2002. The valuation allowances were recorded under the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires an assessment of positive and negative evidence when determining the need for a valuation allowance. Historical evidence, such as the operating results in the U.S. and Europe during the most recent three-year period, is weighted more heavily in this assessment as compared to future expected results because of the uncertainty of actually achieving forecasted results. Our cumulative U.S. losses and European losses in the most recent three-year period represent sufficient negative evidence to require a valuation allowance against our U.S. and European net deferred tax assets. We intend to maintain valuation allowances until sufficient positive evidence exists to support their reversal.

Additionally, we received an income tax refund of $18,636 by carrying U.S. net operating losses back to prior years.

9.              Special Charges

During the three months ended December 31, 2002, we recorded pre-tax special charges totaling $12,507 related to our decision to consolidate certain facilities and the related employee severance costs, facility closure costs and equipment lease termination costs. These special charges were the result of programs that were implemented to reduce costs, improve productivity and enhance customer service.

In Europe, we plan to streamline our operations by consolidating photomask production in Rousset, France and Hamburg, Germany into our manufacturing facility in Corbeil, France resulting in the decommissioning of several production lines and the relocation of other equipment within our global network. As a result of the decommissioning of certain assets, we recorded an impairment charge related to assets to be sold, and recorded $217 as assets held for sale. The Rousset and Hamburg facilities will continue to serve as regional centers for technical and sales support. These initiatives are expected to reduce the global workforce by approximately 8 percent, or 140 positions, primarily in manufacturing, once fully implemented. Our consolidation plans for our facilities in Europe are subject to compliance with local laws and regulations, including consultations and negotiations with the relevant works councils. The special charges exclude severance and other employee related costs that may be incurred and reported in future periods as a result of those negotiations. We plan to vacate the leased manufacturing facility in Hamburg and complete the consolidation initiatives in Europe within approximately 10 months. The special charges recorded in Europe in the three months that ended December 31, 2002 totaled $6,307.

In the United States, we modified and extended our DPI Reticle Technology Center, LLC, or RTC, research and development joint venture agreement through June 2004. As part of this modification and extension, we integrated our employees from the RTC into our Round Rock, Texas commercial production facility and terminated approximately 2 percent of our global workforce, or 30 positions, primarily in manufacturing. Also, in connection with this modification and extension of the RTC joint venture agreement, the RTC terminated a majority of its equipment leases. Our share of the RTC equipment lease termination costs was $3,782. Additionally, we recorded a charge for asset impairments at our Round Rock facility. The integration and consolidation initiatives in the United States were completed as of December 31, 2002 and resulted in special charges in the three months that ended December 31, 2002 of $6,200.

A summary of the special charges is shown below:

	Asset Impairments	Employee Severance	Lease Terminations and Other Costs	Total
Quarter ended December 31, 2002 charges	$8,754	$1,527	$2,226	$12,507
Utilized as of December 31, 2002	(3,816)	(322)	—	(4,138)

Remaining liability at December 31, 2002	$4,938	$1,205	$2,226	$8,369

We expect the accrued liability will be completely paid out by December 31, 2003.

10.       Warranties

Provision is made for an estimate of product warranty claims based on historical experience and is recorded as an increase to cost of goods sold.

Changes in our warranty liability were as follows:

	Balance at Beginning of Period	Accruals for Warranties Issued	Settlements Made in Kind	Balance at End of Period
Six Months ended December 31, 2002	$250	$546	$(546)	$250

11.       Commitments and Contingencies

We have various purchase commitments incidental to the normal course of business, including non-refundable deposits to purchase equipment. In the aggregate, such commitments are not at prices in excess of current market.

We guarantee a portion of certain equipment leases of the RTC. Our portion of the future minimum lease payments of the RTC aggregated approximately $3,800 as of December 31, 2002. We are also committed to fund approximately 25 percent of the costs related to the maintenance and overhead of the leased equipment through June 2004.

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

We have also guaranteed one-third of the BAC’s 75.0 million Euro ($78,113 at December 31, 2002) construction bridge loan, which had 40.2 million Euro ($41,851 at December 31, 2002) outstanding at December 31, 2002. The construction bridge loan provides for interest at Euribor plus 1.5 percent over the term of the loan. The maturity date is the earlier of the initial draw down under the term loan discussed below or June 2003. Each of the partners of the joint venture executed guarantees for one-third of the total outstanding debt, up to 25.0 million Euro ($26,038 at December 31, 2002) and certain additional costs as defined in the loan agreement for as long as any obligation remains outstanding on the loan. We will be required to honor our guarantee if the BAC fails to make timely payments under the bridge loan; breaches certain financial covenants; fails to construct the facility as planned; becomes insolvent; or in any other way defaults under the loan agreement. We will also be required to honor our guarantee if any of the owners of the BAC breach certain terms of the joint venture agreement, become insolvent or cease doing business, experience a material adverse change affecting their obligations under the guarantee, fail to pay their respective indebtedness in excess of 50.0 million Euro ($52,075 at December 31, 2002), or otherwise experience an event constituting a default under the loan agreement.

In December 2002, the BAC executed a 75.0 million Euro ($78,113 at December 31, 2002) term loan agreement for the repayment of the construction bridge loan. There was no outstanding balance on this loan at December 31, 2002. The term loan provides for interest at Euribor plus 1.5 percent over the term of the loan. Repayment of the loan is scheduled for approximately equal quarterly payments beginning in the quarter following the first utilization date and continuing through June 2012. Each of the partners of the joint venture executed guarantees for one-third of the total outstanding debt, or 25.0 million Euro ($26,038 at December 31, 2002) and certain additional costs as defined in the loan agreement until the occupancy of the building and rental payments begin. Thereafter, we have no guarantee related to the term loan unless the lenders become liable to return monies received in payment of the indebtedness as a result of any bankruptcy, composition or similar proceedings affecting the BAC. We will be required to honor our guarantee if the BAC fails to make timely payments under the term loan; breaches certain financial covenants; becomes insolvent; or in any other way defaults under the loan agreement. We will also be required to honor our guarantee if any of the owners of the BAC breach certain terms of the joint venture agreement, become insolvent or cease doing business, experience a material adverse change affecting their obligations under the guarantee, fail to pay their respective indebtedness in excess of 50.0 million Euro ($52,075 at December 31, 2002), or otherwise experience an event constituting a default under the loan agreement.

Also in December 2002, the AMTC executed a 120.0 million Euro ($124,980 at December 31, 2002) revolving credit loan for the purchase of equipment. There was no outstanding balance on this loan at December 31, 2002. The loan provides for interest at Euribor plus 1.2 percent over the term of the loan. Repayment of each revolving credit loan must be made on its maturity date. The maturity date of the revolving credit loan is the earlier of December 2007 or the termination of the joint venture agreement resulting from a change in ownership for the AMTC. Each of the partners of the joint venture executed guarantees for 32.0 million Euro ($33,328 at December 31, 2002) and certain additional costs as defined in the loan agreement for as long as any obligation remains outstanding on the loan. We will be required to honor our guarantee if the AMTC fails to make timely payments under the revolving credit loan; breaches certain financial covenants; becomes insolvent; or in any other way defaults under the loan agreement. We will also be required to honor our guarantee if any of the owners of the AMTC breach certain terms of the joint venture agreement, become insolvent or cease doing business, experience a material adverse change affecting their obligations under the guarantee, fail to pay their respective indebtedness in excess of 50.0 million Euro ($52,075 at December 31, 2002), or otherwise experience an event constituting a default under the loan agreement.

We have established a profit sharing plan with the BindKey employees, which will be paid out over the next four years, based on BindKey’s after-tax net income. Subject to future milestones, the employees may earn as much as $165,000, which will be expensed in the period earned.

In May 2002, we entered into an agreement to acquire photomask production equipment from Infineon’s internal photomask manufacturing operations in Munich, Germany and become Infineon’s strategic photomask supplier.  In consideration for the acquisition of certain photomask production assets and the agreement to supply Infineon with photomasks over the 10-year term of the agreement, we will pay Infineon $53,500 over a seven-year period ending in March 2009.

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

•  Increasing semiconductor device complexity; and

•  Decreasing size of semiconductor designs.

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

Results of Operations

Revenue, net.  Revenue, net is comprised primarily of photomask sales to semiconductor manufacturers. Revenue, net decreased 6.5 percent from $86.6 million in the three months ended December 31, 2001 to $81.0 million in the three months ended December 31, 2002. Revenue, net increased 0.7 percent from $164.1 million in the six months ended December 31, 2001 to $165.2 million in the six months ended December 31, 2002. Revenue, net produced in North America decreased from $83.0 million in the six months ended December 31, 2001 to $77.9 million in the six months ended December 31, 2002 while revenue, net produced in Europe and Asia increased from $28.6 million and $52.5 million, respectively, in the six months ended December 31, 2001 as compared to $29.9 million and $57.4 million, respectively, in the six months ended December 31, 2002. We experienced an increase in unit demand from the three months and six months ended December 31, 2001 as compared to the three months and six months ended December 31, 2002, respectively. Overall average selling prices decreased from the three months and six months ended December 31, 2001 to the three months and six months ended December 31, 2002, respectively. Given the recent photomask demand pattern and our customers’ forecasts, we expect revenues to be between $77.0 million and $85.0 million for the three months ending March 31, 2003.

Cost of Goods Sold.  Cost of goods sold consists of materials, labor, depreciation and overhead.  Cost of goods sold increased 5.3 percent from $67.4 million to $71.0 million for the three months ended December 31, 2001 and 2002, respectively. Cost of goods sold increased 5.2 percent from $134.7 million to $141.7 million for the six months ended December 31, 2001 and 2002, respectively. The increases were primarily as a result of increased units, increased costs associated with customer qualifications at advanced nodes and increased depreciation expense from new equipment. Gross profit margin decreased from 22.2 percent for the three months ended December 31, 2001 to 12.3 percent for the three months ended December 31, 2002. Gross profit margin decreased from 17.9 percent for the six months ended December 31, 2001 to 14.2 percent for the six months ended December 31, 2002. The decreases in gross profit margin resulted primarily from increased costs associated with customer qualifications at advanced nodes and increased depreciation. We expect that gross profit margins will experience near term pressure primarily as a result of the transition of certain assets and related employees of the RTC into our Round Rock facility, the start-up costs for our Dresden, Germany manufacturing facility and consolidation costs in Europe.

Selling, General and Administrative Expense.  Selling, general and administrative expense includes salaries of sales and administrative personnel, marketing expense, general and administrative expense and product distribution expense. Selling, general and administrative expense increased 3.0 percent from $10.1 million for the three months ended December 31, 2001 to $10.4 million for the three months ended December 31, 2002. Selling, general and administrative expense as a percentage of revenue increased from 11.7 percent for the three months ended December 31, 2001 to 12.9 percent for the three months ended December 31, 2002. Selling, general and administrative expense increased 3.9 percent from $19.6 million for the six months ended December 31, 2001 to $20.3 million for the six months ended December 31, 2002. Selling, general and administrative expense as a percentage of revenue increased from 11.9 percent for the six months ended December 31, 2001 to 12.3 percent for the six months ended December 31, 2002. The increases in selling, general and administrative expense as a percentage of revenue were primarily a result of the staffing of BindKey and the initial staffing of the Dresden facility. We expect selling, general and administrative expense will be at or near the current levels in the three months ending March 31, 2003.

Research and Development Expense.  Research and development expense consists primarily of employee costs, cost of consumed materials, depreciation, engineering related costs and our share of costs of the RTC and AMTC. Research and development expense increased 10.5 percent from $6.9 million for the three months ended December 31, 2001 to $7.6 million for the three months ended December 31, 2002.  As a percentage of revenue it increased from 7.9 percent for the three months ended September 30, 2001 to 9.4 percent for the three months ended December 31, 2002. BindKey’s electronic design automation, or EDA, software development expenses and startup expenses of the AMTC contributed to the increase. Research and development expense increased 13.8 percent from $13.3 million for the six months ended December 31, 2001 to $15.2 million for the six months ended December 31, 2002.  As a percentage of revenue it increased from 8.1 percent for the six months ended December 31, 2001 to 9.2 percent for the six months ended December 31, 2002. We believe that, because of our continued focus on research and development and through collaboration with our customers on joint development projects, we will be able to help meet the future technology needs of the semiconductor industry for advanced photomasks. We expect that research and development expense will be at or near the current levels in the three months ending March 31, 2003.

Special Charges. During the three months ended December 31, 2002, we recorded pre-tax special charges totaling $12.5 million related to our decision to consolidate certain facilities and the related employee severance costs, facility closure costs and equipment lease termination costs. These special charges were the result of programs implemented to reduce costs, improve productivity and enhance customer service.

In Europe, we plan to streamline our operations by consolidating photomask production in Rousset, France and Hamburg, Germany into our manufacturing facility in Corbeil, France resulting in the decommissioning of several production lines and the relocation of other equipment within our global network. As a result of the decommissioning of certain assets, we recorded an impairment charge related to assets to be sold, and recorded $0.2 million as assets held for sale. The Rousset and Hamburg facilities will continue to serve as regional centers for technical and sales support. These initiatives are expected to reduce the global workforce by approximately 8 percent, or 140 positions, primarily in manufacturing, once fully implemented. Our consolidation plans for our facilities in Europe are subject to compliance with local laws and regulations, including consultations and negotiations with the relevant works councils. The special charges exclude severance and other employee related costs that may be incurred and reported in future periods as a result of those negotiations. We plan to vacate the leased manufacturing facility in Hamburg and complete the consolidation initiatives in Europe within approximately 10 months. The special charges recorded in Europe in the three months ended December 31, 2002 totaled $6.3 million.

In the United States, we modified and extended our DPI Reticle Technology Center, LLC, or RTC, research and development joint venture agreement through June 2004. As part of this modification and extension, we integrated our employees from the RTC into our Round Rock, Texas commercial production facility and terminated approximately 2 percent of our global workforce, or 30 positions, primarily in manufacturing. Also, in connection with the modification and extension of the RTC joint venture agreement, the RTC terminated a majority of its equipment leases. Our share of the RTC equipment lease termination costs was $3.8 million. Additionally, we recorded a charge for asset impairments at our Round Rock facility. The integration and consolidation initiatives in the United States were completed as of December 31, 2002 and resulted in special charges in the three months that ended December 31, 2002 of $6.2 million.

A summary of the special charges is shown below:

	Asset Impairments	Employee Severance	Lease Terminations and Other Costs	Total

Quarter ended December 31, 2002 charges	$8.8	$1.5	$2.2	$12.5
Utilized as of December 31, 2002	(3.8)	(0.3)	—	(4.1)

Remaining liability at December 31, 2002	$5.0	$1.2	$2.2	$8.4

We expect the accrued liability will be completely paid out by December 31, 2003.

Income (Loss) on Warrants, net.  During the three months and six months ended December 31, 2001, we recognized realized gains of $0.9 million and realized losses of $0.2 million, respectively, upon the exercise of warrants of a strategic partner and sale of the underlying securities. There were no such holdings in the three months and six months ended December 31, 2002.

Other Income, net.  Other income, net includes interest expense, interest income and exchange gains and losses.  Other income, net was unchanged at $0.2 million for the three months ended December 31, 2001 and 2002. Other income, net was $1.5 million and $0.1 million for the six months ended December 31, 2001 and 2002, respectively. The decrease was primarily due to lower interest income reflecting lower interest rates and exchange losses from foreign currency movements.

Provision For (Benefit From) Income Taxes. The provision for income taxes differs from the benefit amount computed by applying the federal statutory rate of 35 percent to consolidated loss before income taxes and minority interest as a result of our reduced tax rates in certain Asian jurisdictions, our inability to record deferred tax benefits for net operating losses generated in certain tax jurisdictions and our need to place a valuation allowance on certain other deferred tax assets as discussed below.

During the six months ended December 31, 2002, we recorded valuation allowances against our net deferred tax assets in the U.S. and Europe (primarily related to net operating loss carryforwards). The restructuring in Germany also resulted in a charge for a valuation allowance of $1.8 million during the three months ended December 31, 2002. The valuation allowances were recorded under the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires an assessment of positive and negative evidence when determining the need for a valuation allowance. Historical evidence, such as the operating results in the U.S. and Europe during the most recent three-year period, is weighted more heavily in this assessment as compared to future expected results because of the uncertainty of actually achieving forecasted results. Our cumulative U.S. losses and European losses in the most recent three-year period represent sufficient negative evidence to require a valuation allowance against our U.S. and European net deferred tax assets. We intend to maintain valuation allowances until sufficient positive evidence exists to support their reversal.

Additionally, we received an income tax refund of $18.6 million by carrying U.S. net operating losses back to prior years.

Minority Interest in Income of Joint Ventures.  The minority interest impact of our joint ventures was $2.4 million for the three months ended December 31, 2001 and $0.9 million for the three months ended December 31, 2002. The minority interest impact of our joint ventures was $4.0 million for the six months ended December 31, 2001 and $2.7 million for the six months ended December 31, 2002. The decreases were a result of a reduction in the tapeout of new designs at one major customer. Minority interest in income of joint ventures reflects our partners’ share of the earnings of our consolidated joint venture operations.

Liquidity and Capital Resources

Our working capital was $110.3 million at June 30, 2002 and $124.3 million at December 31, 2002. The increase in working capital was primarily due to our operating cash flows.  Cash and cash equivalents were $138.9 million at June 30, 2002 and $162.0 million at December 31, 2002.  Cash provided by operating activities of $53.7 million for the six months ended December 31, 2002 was primarily a result of our net loss adjusted for non-cash charges and the receipt of an income tax refund of approximately $18.6 million.

Cash used in investing activities was $64.4 million and $32.0 million for the six months ended December 31, 2001 and 2002, respectively.  Cash used for capital expenditures was $68.6 million and $32.1 million for the six months ended December 31, 2001 and 2002, respectively. We also made a $2.0 million capital contribution to the BAC in the six months ended December 31, 2002. Management expects capital expenditures for fiscal 2003 to be approximately $60.0 million. Capital expenditures have been and will be used primarily to expand and to advance our manufacturing and technical capabilities.  In addition, we may in the future pursue additional acquisitions of businesses, products and technologies, or enter into other joint venture arrangements that could complement or expand our business.  Any material acquisition or joint venture could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid.

Cash provided by financing activities was $6.8 million and $0.7 million for the six months ended December 31, 2001 and 2002, respectively.  For the six months ended December 31, 2002, our employees purchased $1.5 million of common stock under our employee plans.

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

The following summarizes our contractual cash obligations as of December 31, 2002 (in millions):

		Payments Due for the Periods ending December 31,
	Total	Year 2003	Two Years 2004-2005	Two Years 2006-2007	Beyond
Long-term debt	$111.1	$10.7	$100.0	$0.4	$—
Capital lease obligations	2.9	0.9	0.6	0.3	1.1
Operating leases	14.0	3.4	3.5	2.7	4.4
Other long-term obligations	3.4	—	—	—	3.4
Total contractual cash obligations	$131.4	$15.0	$104.1	$3.4	$8.9

The following summarizes our other commercial commitments as of December 31, 2002 (in millions):

		Amount of Commitment Expiration by Periods Ending December 31,
	Total	Year 2003	Two Years 2004-2005	Two Years 2006-2007	Beyond
Guarantees	$17.8	$17.8	$—	$—	$—
Other commercial commitments	81.6	28.1	23.9	26.1	3.5
Total commercial commitments	$99.4	$45.9	$23.9	$26.1	$3.5

Guarantees include our portion of certain equipment leases of the RTC with future minimum lease payments aggregating approximately $3.8 million as of December 31, 2002. We have also guaranteed one-third of the BAC’s 75.0 million Euro ($78.1 million at December 31, 2002) construction bridge loan, which had 40.2 million Euro ($41.9 million at December 31, 2002) outstanding at December 31, 2002. During December 2002, the BAC and AMTC executed a loan agreement that included a term loan of 75.0 million Euro ($78.1 million at December 31, 2002) and a revolving credit loan of 120.0 million Euro ($125.0 million). As of December 31, 2002, there were no outstanding balances under either loan. The term loan will be used to repay the construction bridge loan and the revolving credit loan will be used for equipment acquisitions. We expect the term loan to be funded in the fourth quarter of fiscal 2003. We have guaranteed one-third of the term loan until the BAC building is occupied and lease payments begin. We have guaranteed 32.0 million Euro ($33.3 million at December 31, 2002) of the revolving credit loan. Each of these guarantees include certain other costs as defined in the loan agreement. We will be required to honor our guarantees upon the occurrence of an event of default as defined in the loan agreement.

Other commercial commitments include our equipment purchase commitments to Infineon of approximately $28.1 million payable through December 2006 and our approximately $53.5 million long-term supply contract and equipment purchase commitment with Infineon that requires payments through March 2009. We may, at our discretion, pay approximately $30.2 million of the commitments to Infineon in shares of our common stock. The number of shares required to satisfy this commitment will be based on the fair value of our common stock at the time of payment.

In addition to the commitments in the tables above, we are also committed to fund approximately 25 percent of the costs related to the maintenance and overhead of the leased equipment of the RTC through June 2004. Additionally, we are committed to fund a portion of the operating cash requirements of the AMTC. We expect our portion to be approximately 33 percent in the next year and to vary between approximately 22 percent to 26 percent thereafter. We will lease approximately 50 percent of the BAC’s photomask research and manufacturing facility for a term of 10 years.

We have also established a profit sharing plan with the BindKey employees, which will be paid out over the next four years, based on BindKey’s after-tax net income. Subject to future milestones, the employees may earn as much as $165.0 million, which will be expensed in the period earned.

Critical Accounting Policies

Our critical accounting policies are as follows:

•Revenue recognition

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

•Estimating allowances, specifically sales returns, the allowance for doubtful accounts and allowance for excess and obsolete inventory

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

•  We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated market value based on assumptions on future demands and market conditions. If actual market conditions are materially less favorable than those projected by management, or if our estimates of market value are later determined to have been materially incorrect, additional inventory writedowns may be required.

•Valuation of intangible and other long-lived assets

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

•Accounting for income taxes

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

•Consolidation

The consolidated financial statements presented herein include the accounts of DuPont Photomasks, Inc. and our controlled and wholly-owned subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation.  Entities that are not controlled but on which we can exercise significant influence are recorded under the equity method of accounting.

Other Matters

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under SFAS No. 146, a liability for a cost that is associated with an exit or disposal activity must be recognized at fair value in the period the liability is incurred. SFAS No. 146 nullifies the guidance of EITF, Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” We are currently evaluating the impact of SFAS No. 146, but do not expect that its adoption will have a material adverse impact on either our current results of operations or financial position. We will adopt SFAS No. 146 for events initiated subsequent to December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123.” SFAS No. 148 amends certain provisions of SFAS No. 123 and is effective for financial statements for fiscal years ending after December 15, 2002. We are currently assessing the impact of adoption of SFAS No. 148.

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Certain provisions of FIN 45 are effective December 15, 2002; others are effective December 31, 2002. All provisions are to be handled prospectively. We have adopted FIN 45 as of December 31, 2002. It had no impact on our results of operation or financial position.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities. “ FIN 46 clarifies the application of Accounting Research Bulletin No. 51 with regard to consolidation of variable interest entities and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. We are currently assessing the impact of adoption of FIN 46.

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

•                                          Rapid technological change could render our products obsolete or our manufacturing processes ineffective;

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates.  As of December 31, 2002, we had $100.0 million in non-interest bearing convertible notes and approximately $14.0 million in interest bearing debt of which approximately $11.8 million was short-term debt. As a result, changes in the interest rate market would change the estimated fair value of our long-term debt. We believe that a 10 percent change in interest rates would not have a material effect on our business, financial condition, results of operations or cash flows.

Foreign currency exposures are primarily due to non-U.S. operations which are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material effect on our results of operations.  Any exchange rate fluctuations can affect our margins since we may have imbalances between some foreign currency denominated revenues and expenses. Our financial statements reflect remeasurement of items denominated in non-U.S. currencies to U.S. dollars, our functional currency. Exchange gains or losses are included in income in the period in which they occur. We monitor our exchange rate exposure and attempt to reduce such exposure by hedging. We have entered into forward contracts in currencies of the countries in which we conduct business in order to reduce such exposure. Therefore, these contracts are held primarily for purposes other than trading. At December 31, 2002, the fair value of our forward foreign exchange contracts outstanding was $16.8 million with an unrealized loss recorded in the consolidated income statement of $0.1 million for the three and six months ended December 31, 2002. These instruments may involve elements of credit and market risk in excess of the amounts recognized in the financial statements.  We believe that a ten percent change in exchange rates would not have a material effect on our business, financial condition, results of operations or cash flows.  We monitor our positions and the credit quality of counter-parties, consisting primarily of major financial institutions, and do not anticipate nonperformance by any counterparty, although nonperformance could occur.  There can be no assurance that such forward contracts or any other hedging activity will be available or adequate to eliminate, or even mitigate, the impact of our exchange rate exposure.  There can be no assurance that such risks will not have a material adverse impact on our liquidity and results of operations in the future.

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

As of December 31, 2002, we had outstanding foreign short-term debt totaling approximately $11.8 million.  At December 31, 2002, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Accordingly, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

At December 31, 2002 we had $100.0 million of subordinated convertible debt outstanding.  The notes are due in July 2004, with no stated interest, are convertible at any time into shares of our common stock at a conversion price of $106.26 per share, are unconditionally guaranteed by DuPont and are not callable by us.  In the event of a fundamental change in our company, each holder of notes will have the right to require us to redeem, in cash, any or all of such holder’s notes at a price equal to 100 percent of the principal amount to be redeemed.  A fundamental change generally is any transaction in which all or substantially all of our common stock is exchanged for, converted into, acquired for or constitutes the right to receive, consideration which is not all or substantially all common stock listed on a national securities exchange or approved for quotation on the NASDAQ National Market.  If a fundamental change were to occur, we cannot assure you that we will have sufficient funds to pay the redemption price for all the notes tendered by the holders, although DuPont would be required to pay the redemption price under its guarantee and would then be subrogated to the noteholders’ rights against us.  In that case, our failure to redeem tendered notes would constitute an event of default under the indenture for the notes, and may constitute a default under the terms of other indebtedness that we may enter into from time to time.

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

                None

Item 3. Defaults Upon Senior Securities

                None

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held October 29, 2002 (the “Annual Meeting”).  At the Annual Meeting, (i) the Company elected Class III directors to the Board of Directors to serve until our 2005 annual meeting or until their successors are elected and qualified, subject to their death, resignation or removal, and (ii) the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the year ended June 30, 2003 was ratified.  Votes cast at the Annual Meeting are as follows:

(i) Election of Class III Directors

	FOR	WITHHELD
Peter Kirlin	14,910,876	1,114,974
John C. Sargent	15,326,521	699,329
Marshall C. Turner	15,171,122	854,728

(ii) Ratification of the selection of PricewaterhouseCoopers LLP

FOR	AGAINST	ABSTAIN	NON-VOTE
15,451,275	569,583	4,992	0

Item 5. Other Information

                None

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

(10.29)	Certification of Chief Executive Officer and Certification of Chief Financial Officer pursuant to 18 U.S.C. Section1350, adopted per Section 906 of the Sarbanes-Oxley Act of 2002
(11)	Statement re Earnings (Loss) Per Share Computation

(B) Reports on Form 8-K

None

SIGNATURES

                Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dupont Photomasks, Inc.
(Registrant)

Date: February 13, 2003	By:	/s/ SATISH RISHI
Satish Rishi
Executive Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

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

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

                a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

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

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

                a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/s/ SATISH RISHI
Satish Rishi
Chief Financial Officer