Form 10-Q
period 2003-03-31
DUPONT PHOTOMASKS INC
filed 2003-05-08
CIK 1012128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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
Yes  ☒  No  ☐

As of May 6, 2003, there were 18,064,123 shares of the registrant’s common stock, $.01 par value, outstanding.

TABLE OF CONTENTS

Part I

Item 1. Financial Statements

Consolidated Income Statement (unaudited) for the Three Months Ended March 31, 2002 and 2003 and for the Nine Months Ended March 31, 2002 and 2003
Consolidated Balance Sheet at June 30, 2002 and March 31, 2003 (unaudited)
Consolidated Statement of Cash Flows (unaudited) for the Nine Months Ended March 31, 2002 and 2003
Consolidated Statement of Stockholders’ Equity for the Twelve Months Ended June 30, 2002 and the Nine Months Ended March 31, 2003 (unaudited)
Notes to Consolidated Financial Statements (unaudited)

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

Signatures

Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, per Section 302 of the Sarbanes-Oxley Act of 2002.

Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, per Section 302 of the Sarbanes-Oxley Act of 2002.

PART I

Item 1.  Financial Statements

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(Dollars in thousands, except share data)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2003	2002	2003

Revenue, net	$83,357	$76,141	$247,443	$241,350
Cost of goods sold	65,457	74,491	200,143	216,225
Selling, general and administrative expense	10,428	11,163	29,995	31,498
Research and development expense	7,746	6,569	21,074	21,735
Special charges	7,393	9,247	7,393	21,754
Operating loss	(7,667)	(25,329)	(11,162)	(49,862)
Gain on sale of assets	10,350	—	10,350	—
Other income (expense), net	(177)	(1,079)	1,081	(969)
Income (loss) before income taxes and minority interest	2,506	(26,408)	269	(50,831)
Provision for (benefit from) income taxes	(3,408)	(3)	(7,021)	1,355
Income (loss) before minority interest	5,914	(26,405)	7,290	(52,186)
Minority interest in (income) loss of joint ventures	(1,009)	551	(5,001)	(2,180)
Net income (loss)	$4,905	$(25,854)	$2,289	$(54,366)

Basic earnings (loss) per share	$0.27	$(1.43)	$0.13	$(3.02)

Weighted average shares outstanding	17,893,028	18,037,432	17,860,729	18,000,257

Diluted earnings (loss) per share	$0.26	$(1.43)	$0.13	$(3.02)

Weighted average shares outstanding	19,203,065	18,037,432	18,103,031	18,000,257

The accompanying notes are an integral part of this consolidated statement.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except share data)

	June 30, 2002	March 31, 2003
		(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$138,918	$136,074
Accounts receivable, trade, net	62,498	57,175
Accounts receivable, related parties	4,013	637
Inventories, net	11,633	12,971
Deferred income taxes	5,416	4,377
Prepaid expenses and other current assets	34,157	10,030
Total current assets	256,635	221,264
Assets held for sale	4,870	5,087
Property and equipment, net	457,277	431,423
Accounts receivable, related parties	1,164	1,044
Deferred income taxes	19,605	29,293
Other assets, net	33,244	42,780
Total assets	$772,795	$730,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$51,376	$46,084
Accounts payable, related parties	5,163	4,545
Short-term borrowings	11,795	11,816
Income taxes payable	4,056	1,619
Deferred income taxes	—	635
Other accrued liabilities	55,283	62,064
Total current liabilities	127,673	126,763
Long-term borrowings	2,864	2,048
Long-term convertible notes	100,000	100,000
Deferred income taxes	25,830	34,909
Other liabilities	3,121	3,218
Minority interest in net assets of joint ventures	43,644	45,929
Total liabilities	303,132	312,867
Commitments and contingencies (see notes)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 17,927,294 and 18,061,155 issued and outstanding, respectively	179	181
Additional paid-in capital	314,430	317,155
Retained earnings	155,054	100,688
Total stockholders’ equity	469,663	418,024
Total liabilities and stockholders’ equity	$772,795	$730,891

The accompanying notes are an integral part of this consolidated statement.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Nine Months Ended March 31,
	2002	2003
Cash flows from operating activities:
Net income (loss)	$2,289	$(54,366)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	67,890	74,450
Special charges	7,393	21,754
Gain on sale of assets	(10,350)	—
Tax benefit from employee stock options	189	—
Loss on warrants, net	238	—
Minority interest in income of joint ventures	5,001	2,180
Deferred income tax provision (benefit)	(6,783)	1,065
Other	(821)	180
Cash provided by (used in) changes in assets and liabilities:
Accounts receivable, trade, net	(3,697)	(696)
Accounts receivable, related parties	(1,035)	3,376
Inventories, net	1,670	(1,338)
Prepaid expenses and other current assets	(6,916)	26,141
Accounts payable, trade	(12,772)	(5,181)
Accounts payable, related parties	492	(4,634)
Other accrued liabilities	2,780	(13,135)
Other assets, net	—	(3,038)
Net cash provided by operating activities	45,568	46,758
Cash flows from investing activities:
Purchases of property and equipment	(87,733)	(52,020)
Proceeds from sale of property and equipment	2,684	1,975
Proceeds from sale of warrants and investments	1,611	105
Acquisition of business and purchases of investments	(4,800)	(1,983)
Net cash used in investing activities	(88,238)	(51,923)
Cash flows from financing activities:
Proceeds from borrowings	8,599	2,368
Payments of borrowings	(4,407)	(3,369)
Proceeds from issuance of common stock under employee plans	3,526	2,727
Net cash provided by financing activities	7,718	1,726
Effect of exchange rate changes on cash	(232)	595
Net decrease in cash and cash equivalents	(35,184)	(2,844)
Cash and cash equivalents at beginning of period	138,590	138,918
Cash and cash equivalents at end of period	$103,406	$136,074
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$421	$362
Income taxes	$463	$(21,825)

The accompanying notes are an integral part of this consolidated statement.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

Balance at June 30, 2001	17,806,897	$178	$310,763	$151,024	$461,965

Contribution of capital	—	—	357	—	357
Issuance of common stock under employee plans	120,397	1	3,310	—	3,311
Net income	—	—	—	4,030	4,030

Balance at June 30, 2002	17,927,294	179	314,430	155,054	469,663

Issuance of common stock under employee plans	133,861	2	2,725	—	2,727
Net loss	—	—	—	(54,366)	(54,366)

Balance at March 31, 2003 (unaudited)	18,061,155	$181	$317,155	$100,688	$418,024

The accompanying notes are an integral part of this consolidated statement.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(unaudited)

1.                   Basis of Presentation

The interim consolidated financial statements presented in this report include the accounts of DuPont Photomasks, Inc. and our controlled and wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. All adjustments have been made to the accompanying interim consolidated financial statements which are, in the opinion of our management, necessary for a fair presentation of our operating results and include all adjustments of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2002.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. Certain reclassifications have been made in the prior period financial statements to conform with the current period presentation.

2.                   Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining term of the lease.  Accumulated depreciation was $364,005 at June 30, 2002 and $427,128 at March 31, 2003. Assets held for sale relate to the Gresham, Oregon facility and certain other equipment. We are actively marketing these assets and will sell the assets after appropriate evaluation of all proposals.

3.                   Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under SFAS No. 146, a liability for a cost that is associated with an exit or disposal activity must be recognized at fair value in the period the liability is incurred. SFAS No. 146 nullifies the guidance of the Emerging Issues Task Force, or EITF, Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The adoption of SFAS No. 146 had no impact on our consolidated results of operations or financial position. We have adopted SFAS No. 146 for events initiated subsequent to December 31, 2002. (See note 9.)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123.” SFAS No. 148 amends certain provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements. (See note 6.) The adoption of SFAS No. 148 had no impact on our consolidated results of operations or financial position.

In November 2002, the FASB issued Financial Interpretation Number, or FIN, 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Certain provisions of FIN 45 are effective December 15, 2002; others are effective after December 31, 2002. (See note 10.) The adoption of FIN 45 had no impact on our consolidated results of operations or financial position.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires that if a company holds a controlling financial interest in a variable interest entity, or VIE, the assets, liabilities and results of the VIE’s activities should be consolidated in the entity’s financial statements. We do not expect that the adoption of FIN 46 will have a material impact on our consolidated results of operations or financial position.

4.                   Derivative Instruments and Hedging Activities

Forward foreign exchange contracts are utilized to mitigate the risks associated with currency fluctuations on certain balance sheet exposures, and are, therefore, held primarily for purposes other than trading. These foreign exchange contracts do not qualify for hedge accounting under SFAS No. 133. Unrealized gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts used to offset certain non-U.S. dollar denominated assets and liabilities are recognized as other income or expense in the period in which the exchange rates change. These gains and losses are intended to offset the foreign currency gains and losses on the underlying exposures being hedged. The aggregate fair value of our forward foreign exchange contracts outstanding was $27,961 as of March 31, 2003 with an unrealized loss recorded in other income (expense), net in the accompanying consolidated income statement of $64 for the quarter and nine months ended March 31, 2003. These instruments may involve elements of credit and market risk in excess of the amounts recognized in the consolidated financial statements. We monitor our positions and the credit quality of counterparties, consisting of major financial institutions, and do not anticipate nonperformance by any counterparty.

5.                   Earnings (Loss) Per Share

Basic earnings per share, or EPS, is computed by dividing net income (loss) by the weighted number of common shares outstanding during each period. Diluted EPS is computed by dividing net income (loss) after adjustments for the dilutive effect of the convertible notes by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. Common share equivalents include stock options and assume conversion of the convertible notes. The number of common share equivalents outstanding relating to stock options is computed using the treasury stock method while the number of common share equivalents relating to the convertible notes is computed using the if-converted method.

The reconciliation of the amounts used to calculate the basic EPS and diluted EPS is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2003	2002	2003

Net income (loss) for the period – basic	$4,905	$(25,854)	$2,289	$(54,366)
Dilutive effect of convertible notes	92	—	—	—

Net income (loss) for the period – diluted	$4,997	$(25,854)	$2,289	$(54,366)

Weighted average shares outstanding – basic	17,893,028	18,037,432	17,860,729	18,000,257
Plus: Common share equivalents	1,310,037	—	242,302	—

Weighted average shares outstanding – dilutive	19,203,065	18,037,432	18,103,031	18,000,257

Stock options to acquire 1,189,221 and 4,341,430 shares for the three months ended March 31, 2002 and 2003, respectively, were not included in common share equivalents because the effect of including these stock options would have been anti-dilutive. Stock options to acquire 2,049,062 and 4,341,430  shares for the nine months ended March 31, 2002 and 2003, respectively, were not included in common share equivalents because the effect of including these stock options would have been anti-dilutive.  For the three and nine months ended March 31, 2003 and the nine months ended March 31, 2002, 941,088 shares for the effect of the convertible notes were not included in the computations of diluted EPS because the effect of including the convertible notes would have been anti-dilutive.  These options and the convertible notes may become dilutive in the future.

6.                   Employee Plans

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” to account for our stock performance plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. We also have an employee Stock Purchase Plan. SFAS No. 123 established accounting and disclosure requirement alternatives which involve using a different accounting method for expensing the calculated value of option awards. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic-value-based method of accounting described above, and have adopted only the disclosure requirements of SFAS No. 123. We use the Black-Scholes model to calculate pro forma expense for disclosure purposes. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates which are based upon historical volatility rates. Because our employee stock options and employee stock plan shares have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options and employee Stock Purchase Plan shares.

In accordance with SFAS No., 148, the following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to our stock-based employee compensation plans in each period.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2003	2002	2003
Net income (loss):
As reported	$4,905	$(25,854)	$2,289	$(54,366)
Deduct total stock-based employee compensation expense determined under the Black-Scholes valuation method for all awards, net of tax	(3,976)	(4,176)	(11,928)	(12,130)
Pro forma net income (loss)	$929	$(30,030)	$(9,639)	$(66,496)

Basic earnings (loss) per share:
As reported	$0.27	$(1.43)	$0.13	$(3.02)
Pro forma	$0.05	$(1.66)	$(0.54)	$(3.69)

Diluted earnings (loss) per share:
As reported	$0.26	$(1.43)	$0.13	$(3.02)
Pro forma	$0.05	$(1.66)	$(0.54)	$(3.69)

7.                   Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” segment information is as follows:

North America

Europe

Asia

Eliminations

Total

Three Months Ended March 31, 2002
Revenue, net	$42,385	$15,223	$25,749	$—	$83,357
Transfers between geographic segments	6,018	788	5,764	(12,570)	—
	$48,403	$16,011	$31,513	$(12,570)	$83,357
Net income (loss)	$589	$(1,189)	$5,505	$—	$4,905

Nine Months Ended March 31, 2002
Revenue, net	$125,348	$43,812	$78,283	$—	$247,443
Transfers between geographic segments	18,062	1,780	20,690	(40,532)	—
	$143,410	$45,592	$98,973	$(40,532)	$247,443
Net income (loss)	$(11,969)	$(6,033)	$20,291	$—	$2,289

June 30, 2002
Identifiable assets	$338,314	$102,883	$331,598	$—	$772,795

Three Months Ended March 31, 2003
Revenue, net	$38,304	$13,913	$23,924	$—	$76,141
Transfers between geographic segments	2,312	—	3,979	(6,291)	—
	$40,616	$13,913	$27,903	$(6,291)	$76,141
Net loss	$(8,286)	$(17,498)	$(70)	$—	$(25,854)

Nine Months Ended March 31, 2003
Revenue, net	$116,252	$43,786	$81,312	$—	$241,350
Transfers between geographic segments	5,643	270	14,281	(20,194)	—
	$121,895	$44,056	$95,593	$(20,194)	$241,350
Net income (loss)	$(36,727)	$(32,542)	$14,903	$—	$(54,366)

March 31, 2003
Identifiable assets	$249,891	$114,069	$366,931	$—	$730,891

Products are transferred between geographic areas on a basis intended to approximate the market value of such products.

8.                   Income Taxes

The provision for (benefit from) income taxes differs from the amounts computed by applying the federal statutory rate of 35 percent to consolidated income (loss) before income taxes and minority interest as a result of our reduced tax rates in certain Asian jurisdictions, our inability to record deferred tax benefits for net operating losses generated in certain tax jurisdictions and our need to place a valuation allowance on certain other deferred tax assets as discussed below.

During the nine months ended March 31, 2003, we recorded valuation allowances against our net deferred tax assets in the U.S. and in Europe (primarily related to net operating loss carryforwards). The restructuring in Germany (see note 9), also resulted in a charge for a valuation allowance of $1,812 during the three months ended December 31, 2002. The valuation allowances were recorded under the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires an assessment of positive and negative evidence when determining the need for a valuation allowance. Historical evidence, such as the operating results in the U.S. and Europe during the most recent three-year period, is weighted more heavily in this assessment as compared to future expected results because of the uncertainty of actually achieving forecasted results. Our cumulative U.S. losses and European losses in the most recent three-year period represent sufficient negative evidence to require a valuation allowance against our U.S. and European net deferred tax assets. We intend to maintain valuation allowances until sufficient positive evidence exists to support their reversal.

Additionally, during the nine months ended March 31, 2003, we received income tax refunds of approximately $23,300 by carrying U.S. net operating losses back to prior years.

9.                   Special Charges

Fiscal 2002

In the three months ended March 31, 2002, we recorded pre-tax special charges totaling $7,393 related to cost reduction programs in the United States and Europe and acquired in-process research and development.  These initiatives were completed during the three months ended March 31, 2002 and the related liabilities were completely settled by September 30, 2002.

Fiscal 2003

During the three months ended December 31, 2002, we recorded special charges totaling $12,507 related to employee severance, facility closure costs and equipment lease termination costs resulting from our decision to consolidate certain operations in the United States and Europe.  The special charges related to the United States and Europe were $6,200 and $6,307, respectively.  These special charges were the result of programs that were implemented to reduce costs, improve productivity and enhance customer service.  The integration and consolidation initiatives in the United States were completed as of December 31, 2002 and the related liabilities were substantially settled as of March 31, 2003.  Our consolidation plans for our photomask production facilities in Rousset, France and Hamburg, Germany were subject to compliance with local laws and regulations, including consultations and negotiations with the relevant works councils that were completed during the three months ended March 31, 2003.  We plan to vacate the leased manufacturing facility in Hamburg, Germany, complete the consolidation initiatives in Europe and settle the related liabilities by December 31, 2003.

During the three months ended March 31, 2003, we recorded additional special charges totaling $9,247 related to employee severance, facility closure costs and the abandonment of long-lived assets.  Of the $9,247 recorded, $6,294 related to initiatives adopted during the three months ended December 31, 2002 and $2,953 related to initiatives adopted during the three months ended March 31, 2003.  In relation to initiatives adopted during the three months ended December 31, 2002, employee severance costs totaling $6,142 were recorded as a result of the completed works councils consultations and negotiations.  Employee severance costs recorded during the three months ended March 31, 2003 exclude amounts related to positions in our Rousset, France facility associated with employees that had been offered transfers to our Corbeil-Essones, France facility in lieu of severance because these employees had through April 2003 to accept our offers to transfer. We only recorded employee severance costs associated with the employees that declined our offers to transfer as of March 31, 2003 and consequently, expect to incur additional employee severance charges during the three months ending June 30, 2003. In addition, we recorded $152 of additional asset impairment costs during the three months ended March 31, 2003 related to our Hamburg, Germany facility.  During the three months ended March 31, 2003, we adopted additional programs to reduce costs, improve productivity and enhance customer service.  The adoption of these additional programs resulted in the reduction of our United States and Asia workforce and our abandonment of long-lived assets in our Rousset, France facility.  Employee severance charges of $935 were recorded in the United States along with $299 in Asia, and the asset abandonment charges in France totaled $1,719.  The related employee severance initiatives are expected to be completed and the associated liabilities are expected to be substantially settled during the three months ending June 30, 2003.

A summary of the related accrued liabilities is shown below:

	Asset Impairment	Employee Severance	Lease Termination and Other Costs	Total

Charges during the quarter ended December 31, 2002	$8,754	$1,527	$2,226	$12,507
Utilized as of December 31, 2002	(3,816)	(322)	—	(4,138)

Remaining liability at December 31, 2002	4,938	1,205	2,226	8,369

Charges during the quarter ended March 31, 2003	1,871	7,376	—	9,247
Utilized as of March 31, 2003	(5,502)	(228)	(236)	(5,966)

Remaining liability at March 31, 2003.	$1,307	$8,353	$1,990	$11,650

10.            Warranties

Provision is made for an estimate of product warranty claims based on historical experience and is recorded as an increase to cost of goods sold in the accompanying consolidated income statement.  Warranty liabilities are accounted for in other accrued liabilities in the accompanying consolidated balance sheet.

Changes in our warranty liability were as follows:

	Balance at June 30, 2002	Accruals for Warranties Issued	Settlements Made in Kind	Balance at March 31, 2003

Nine Months ended March 31, 2003	$250	$839	$(839)	$250

11.            Commitments and Contingencies

We have various purchase commitments incidental to the normal course of business, including non-refundable deposits to purchase equipment. In the aggregate, such commitments are not at prices in excess of current market.

We guarantee a portion of certain equipment leases of the DPI Reticle Technology Center, L.L.C., or RTC. Our portion of the future minimum lease payments of the RTC aggregated approximately $3,670 as of March 31, 2003. We are also committed to fund approximately 25 percent of the costs related to the maintenance and overhead of the leased equipment through June 2004.

We, along with Infineon and AMD, have established joint ventures in Dresden, Germany to conduct leading edge photomask research and pilot manufacturing. The ventures consist of the Advanced Mask Technology Center GmbH & Co. KG, or AMTC, and the Maskhouse Building Administration GmbH & Co. KG, or BAC. The AMTC will conduct photomask research and pilot manufacturing. The BAC is the owner of a state-of-the-art photomask research and manufacturing facility that is currently under construction. We will lease approximately 50 percent of the facility from the BAC for advanced photomask manufacturing and the remainder will be leased by the AMTC. Both leases will be for 10-year terms. In addition, we are committed to funding a portion of the operating cash requirements of the AMTC under the research and development reimbursement and capacity utilization obligations. We expect our portion to be approximately 33 percent through September 2003 and to vary between approximately 22 percent to 26 percent thereafter.

We have also guaranteed one-third of the BAC’s 75.0 million Euro ($81,765 at March 31, 2003) construction bridge loan, which had 59.1 million Euro ($64,456 at March 31, 2003) outstanding at March 31, 2003. The construction bridge loan provides for interest at Euribor plus 1.5 percent over the term of the loan. The maturity date is the earlier of the initial draw down under the term loan discussed below or June 2003. Each of the partners of the joint venture executed guarantees for one-third of the total outstanding debt, up to 25.0 million Euro ($27,255 at March 31, 2003)  and certain additional costs as defined in the loan agreement for as long as any obligation remains outstanding on the loan. We will be required to honor our guarantee if the BAC fails to make timely payments under the bridge loan; breaches certain financial covenants; fails to construct the facility as planned; becomes insolvent; or in any other way defaults under the loan agreement. We will also be required to honor our guarantee if any of the owners of the BAC breach certain terms of the joint venture agreement, become insolvent or cease doing business, experience a material adverse change affecting their obligations under the guarantee, fail to pay their respective indebtedness in excess of 50.0 million Euro ($54,510 at March 31, 2003), or otherwise experience an event constituting a default under the loan agreement.

In December 2002, the BAC executed a 75.0 million Euro ($81,765 at March 31, 2003) term loan agreement for the repayment of the construction bridge loan. There was no outstanding balance on this loan at March 31, 2003. The term loan provides for interest at

Euribor plus 1.5 percent over the term of the loan. Repayment of the loan is scheduled for approximately equal quarterly payments beginning in the quarter following the first utilization date and continuing through June 2012. Each of the partners of the joint venture executed guarantees for one-third of the total outstanding debt, or 25.0 million Euro ($27,255 at March 31, 2003) and certain additional costs as defined in the loan agreement until the occupancy of the building and rental payments begin. Thereafter, we have no guarantee related to the term loan unless the lenders become liable to return monies received in payment of the indebtedness as a result of any bankruptcy, composition or similar proceedings affecting the BAC. We will be required to honor our guarantee if the BAC fails to make timely payments under the term loan; breaches certain financial covenants; becomes insolvent; or in any other way defaults under the loan agreement. We will also be required to honor our guarantee if any of the owners of the BAC breach certain terms of the joint venture agreement, become insolvent or cease doing business, experience a material adverse change affecting their obligations under the guarantee, fail to pay their respective indebtedness in excess of 50.0 million Euro ($54,510 at March 31, 2003), or otherwise experience an event constituting a default under the loan agreement.

Also in December 2002, the AMTC executed a 120.0 million Euro ($130,824 at March 31, 2003) revolving credit loan for the purchase of equipment. There was no outstanding balance on this loan at March 31, 2003. The loan provides for interest at Euribor plus 1.2 percent over the term of the loan. Repayment of each revolving credit loan must be made on its maturity date. The maturity date of the revolving credit loan is the earlier of December 2007 or the termination of the joint venture agreement resulting from a change in ownership for the AMTC. Each of the partners of the joint venture executed guarantees for 32.0 million Euro ($34,886 at March 31, 2003) and certain additional costs as defined in the loan agreement for as long as any obligation remains outstanding on the loan. We will be required to honor our guarantee if the AMTC fails to make timely payments under the revolving credit loan; breaches certain financial covenants; becomes insolvent; or in any other way defaults under the loan agreement. We will also be required to honor our guarantee if any of the owners of the AMTC breach certain terms of the joint venture agreement, become insolvent or cease doing business, experience a material adverse change affecting their obligations under the guarantee, fail to pay their respective indebtedness in excess of 50.0 million Euro ($54,510 at March 31, 2003), or otherwise experience an event constituting a default under the loan agreement.

We have established a profit sharing plan with the BindKey employees, which will be paid out over the next four years, based on BindKey’s after-tax net income. Subject to future milestones, the employees may earn as much as $165,000, which will be expensed in the period earned.

In May 2002, we entered into an agreement to acquire photomask production equipment from Infineon’s internal photomask manufacturing operations in Munich, Germany and become Infineon’s strategic photomask supplier.  In consideration for the acquisition of certain photomask production assets and the agreement to supply Infineon with photomasks over the 10-year term of the agreement, we will pay Infineon $53,500 over a seven-year period ending in March 2009. In April 2003, we made the first payment of $10,000.

In March 2002, we sold all of our photoblank manufacturing assets located in Poughkeepsie, New York, to Schott Lithotec AG, or Schott. We also entered into a supply agreement with Schott for our future purchases of photoblanks and agreed to purchase a significant portion of our photoblank requirements from Schott over the term of the supply agreement.

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

12.            Subsequent Event

On May 5, 2003 we issued $125,000 aggregate principal amount of 1.25 percent convertible subordinated notes due May 15, 2008. The notes are convertible at any time prior to maturity into shares of our common stock at a conversion price of $25.595 per share and are not callable.  We have reserved 4,883,725 shares of our common stock for conversion of the notes.  The net proceeds from the notes will be used for general corporate purposes, including working capital, and may also be used to acquire additional businesses, products, and technologies and to invest in joint ventures. We may also use a portion of the proceeds to repurchase or repay our outstanding convertible subordinated notes due 2004.

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

Overview

Based on worldwide revenue, we are one of the largest photomask manufacturers in the world. We sell our products to over 400 customers and customer sites in 19 different countries. Essentially all of our sales are to customers in the semiconductor manufacturing industry. We manufacture a broad range of photomasks based on customer-supplied design data. We also manufacture pellicles, primarily for internal consumption.  Pellicles are one of the principal components of photomasks, and protect the photomask from particle contamination. We operate globally with established manufacturing facilities in North America, Europe and Asia.

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

Results of Operations

Revenue, net.  Revenue, net is comprised primarily of photomask sales to semiconductor manufacturers. Revenue, net decreased 8.7 percent from $83.4 million in the three months ended March 31, 2002 to $76.1 million in the three months ended March 31, 2003. Revenue, net decreased 2.5 percent from $247.4 million in the nine months ended March 31, 2002 to $241.4 million in the nine months ended March 31, 2003. For the nine months ended March 31, 2002 and 2003, respectively, revenue, net produced in North America decreased from $125.3 million to $116.3, revenue, net produced in Europe remained level at $43.8 million and revenue, net produced in Asia increased from $78.3 million to $81.3 million. We experienced an increase in unit demand from the three months and nine months ended March 31, 2003 as compared to the three months and nine months ended March 31, 2002, respectively. However, overall average selling prices decreased during the three months and nine months ended March 31, 2003 as compared to the three months and nine months ended March 31, 2002, respectively. Revenue, net was also negatively impacted by work stoppages in Europe and by a customer that required us to re-certify one of our facilities in Asia. Partially offsetting these negative impacts was a $1.5 million benefit related to a revision of a sales rebate estimate recorded previously. We expect revenues to be between $80.0 million and $84.0 million for the three months ending June 30, 2003.

Cost of Goods Sold.  Cost of goods sold consists of materials, labor, depreciation and overhead.  Cost of goods sold increased 13.8 percent from $65.5 million to $74.5 million for the three months ended March 31, 2002 and 2003, respectively. Cost of goods sold increased 8.0 percent from $200.1 million to $216.2 million for the nine months ended March 31, 2002 and 2003, respectively. Gross profit margin decreased from 21.5 percent for the three months ended March 31, 2002 to 2.2 percent for the three months ended March 31, 2003. Gross profit margin decreased from 19.1 percent for the nine months ended March 31, 2002 to 10.4 percent for the nine months ended March 31, 2003. Changes in cost of goods sold and gross profit margin resulted primarily from a decline in revenues, increased costs associated with a customer re-certification, costs related to the consolidation of trailing edge production in Europe, costs related to the ramp up of our advanced production facility in Dresden, Germany and increased depreciation expense. We expect that gross profit margins will experience near term pressure primarily as a result of the start-up costs for our Dresden, Germany manufacturing facility and consolidation costs in Europe.

Selling, General and Administrative Expense.  Selling, general and administrative expense includes salaries of sales and administrative personnel, marketing expense, general and administrative expense and product distribution expense. Selling, general and administrative expense increased 7.0 percent from $10.4 million for the three months ended March 31, 2002 to $11.2 million for the three months ended March 31, 2003. Selling, general and administrative expense as a percentage of revenue increased from 12.5 percent for the three months ended March 31, 2002 to 14.7 percent for the three months ended March 31, 2003. Selling, general and administrative expense increased 5.0 percent from $30.0 million for the nine months ended March 31, 2002 to $31.5 million for the nine months ended March 31, 2003. Selling, general and administrative expense as a percentage of revenue increased from 12.1 percent for the nine months ended March 31, 2002 to 13.1 percent for the nine months ended March 31, 2003. The increases in selling, general and administrative expense were primarily a result of European consolidation costs, merit salary increases and ongoing staffing of BindKey and the Dresden facility. We expect selling, general and administrative expense will be at or near the current levels in the three months ending June 30, 2003.

Research and Development Expense.  Research and development expense consists primarily of employee costs, cost of consumed materials, depreciation, engineering related costs and our share of costs of the RTC and AMTC. Research and development expense decreased 15.2 percent from $7.7 million for the three months ended March 31, 2002 to $6.6 million for the three months ended March 31, 2003.  As a percentage of revenue it decreased from 9.3 percent for the three months ended March 31, 2002 to 8.6 percent for the three months ended March 31, 2003. The decrease was primarily a result of reduced costs arising from the modification and extension of our agreement with the RTC partners. Research and development expense increased 3.1 percent from $21.1 million for the nine months ended March 31, 2002 to $21.7 million for the nine months ended March 31, 2003.  As a percentage of revenue it increased from 8.5 percent for the nine months ended March 31, 2002 to 9.0 percent for the nine months ended March 31, 2003. BindKey’s electronic design automation, or EDA, software development expenses and startup expenses of the AMTC contributed to the increase. We expect that research and development expense will be 10-11 percent of revenue as we incur our share of the costs from the ramp up of the AMTC in the three months ending June 30, 2003.

Special Charges.

Fiscal 2002

In the three months ended March 31, 2002, we recorded pre-tax special charges totaling $7.4 million related to cost reduction programs in the United States and Europe and acquired in-process research and development.  These initiatives were completed during the three months ended March 31, 2002 and the related liabilities were completely settled by September 30, 2002.

Fiscal 2003

During the three months ended December 31, 2002, we recorded special charges totaling $12.5 million related to employee severance, facility closure costs and equipment lease termination costs resulting from our decision to consolidate certain operations in the United States and Europe.  The special charges related to the United States and Europe were $6.2 million and $6.3 million, respectively.  These special charges were the result of programs that were implemented to reduce costs, improve productivity and enhance customer service.  The integration and consolidation initiatives in the United States were completed as of December 31, 2002 and the related liabilities were substantially settled as of March 31, 2003.  Our consolidation plans for our photomask production facilities in Rousset, France and Hamburg, Germany were subject to compliance with local laws and regulations, including consultations and negotiations with the relevant works councils that were completed during the three months ended March 31, 2003.  We plan to vacate the leased manufacturing facility in Hamburg, Germany, complete the consolidation initiatives in Europe and settle the related liabilities by December 31, 2003.

During the three months ended March 31, 2003, we recorded additional special charges totaling $9.2 million related to employee severance, facility closure costs and the abandonment of long-lived assets.  Of the $9.2 million recorded, $6.3 million related to initiatives adopted during the three months ended December 31, 2002 and $2.9 million related to initiatives adopted during the three months ended March 31, 2003.  In relation to initiatives adopted during the three months ended December 31, 2002, employee severance costs totaling $6.1 million were recorded as a result of the completed works councils consultations and negotiations.  Employee severance costs recorded during the three months ended March 31, 2003 exclude amounts related to positions in our Rousset, France facility associated with employees that had been offered transfers to our Corbeil-Essones, France facility in lieu of severance because these employees had through April 2003 to accept our offers to transfer. We only recorded employee severance costs associated with the employees that declined our offers to transfer as of March 31, 2003 and consequently, expect to incur additional employee severance charges during the three months ending June 30, 2003 of approximately $3.7 million. In addition, we recorded $0.2 million of additional asset impairment costs during the three months ended March 31, 2003 related to our Hamburg, Germany facility.  During the three months ended March 31, 2003, we adopted additional programs to reduce costs, improve productivity and enhance customer service.  The adoption of these additional programs resulted in the reduction of our United States and Asia workforce and our abandonment of long-lived assets in our Rousset, France facility.  Employee severance charges of $0.9 million were recorded in the United States along with $0.3 million in Asia, and the asset abandonment charges in France totaled $1.7 million.  The related employee severance initiatives are expected to be completed and the associated liabilities are expected to be substantially settled during the three months ending June 30, 2003.

A summary of the related accrued liabilities is shown below:

	Asset Impairment	Employee Severance	Lease Termination and Other Costs	Total

Charges during the quarter ended December 31, 2002	$8.8	$1.5	$2.2	$12.5
Utilized as of December 31, 2002	(3.8)	(0.3)	—	(4.1)

Remaining liability at December 31, 2002	5.0	1.2	2.2	8.4

Charges during the quarter ended March 31, 2003	1.9	7.3	—	9.2
Utilized as of March 31, 2003	(5.5)	(0.2)	(0.2)	(5.9)

Remaining liability at March 31, 2003	$1.4	$8.3	$2.0	$11.7

Gain on Sale of Assets.  Gain on sale of assets represents the gain recognized upon the sale of all the assets related to our photoblanks manufacturing operations located in Poughkeepsie, New York to Schott for approximately $31.6 million.

Other Income (Expense), net.  Other income (expense), net includes loss on warrants, interest expense, interest income and exchange gains and losses.  Other income (expense), net was $(0.2) million and $(1.1) million for the three months ended March 31, 2002 and 2003, respectively. Other income (expense), net was $1.1 million and $(1.0) million for the nine months ended March 31, 2002 and 2003, respectively. The decrease was primarily due to lower interest income reflecting lower interest rates and exchange losses from foreign currency movements.

Provision For (Benefit From) Income Taxes. The provision for (benefit from) income taxes differs from the amounts computed by applying the federal statutory rate of 35 percent to consolidated income (loss) before income taxes and minority interest as a result of our reduced tax rates in certain Asian jurisdictions, our inability to record deferred tax benefits for net operating losses generated in certain tax jurisdictions and our need to place a valuation allowance on certain other deferred tax assets as discussed below.

During the nine months ended March 31, 2003, we recorded valuation allowances against our net deferred tax assets in the U.S. and Europe (primarily related to net operating loss carryforwards). The restructuring in Germany, also resulted in a charge for a valuation allowance of $1.8 million during the three months ended December 31, 2002. The valuation allowances were recorded under the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires an assessment of positive and negative evidence when determining the need for a valuation allowance. Historical evidence, such as the operating results in the U.S. and Europe during the most recent three-year period, is weighted more heavily in this assessment as compared to future expected results because of the uncertainty of actually achieving forecasted results. Our cumulative U.S. losses and European losses in the most recent three-year period represent sufficient negative evidence to require a valuation allowance against our U.S. and European net deferred tax assets. We intend to maintain valuation allowances until sufficient positive evidence exists to support their reversal.

Additionally, during the nine months ended March 31, 2003, we received income tax refunds of $23.3 million by carrying U.S. net operating losses back to prior years.

Minority Interest in (Income) Loss of Joint Ventures. Minority interest in (income) loss of joint ventures reflects our partners’ share of the (earnings) loss of our consolidated joint venture operations. The minority interest impact of our joint ventures was $(1.0) million for the three months ended March 31, 2002 and $0.6 million for the three months ended March 31, 2003. The minority interest impact of our joint ventures was $(5.0) million for the nine months ended March 31, 2002 and $(2.2) million for the nine months ended March 31, 2003. The decreases were a result of lower revenues and increased production costs.

Liquidity and Capital Resources

Our working capital was $129.0 million at June 30, 2002 and $94.5 million at March 31, 2003. The decrease in working capital was primarily a result of decreased trade receivables, capital expenditures and funding of the Infineon commitments. Cash and cash equivalents were $138.9 million at June 30, 2002 and $136.1 million at March 31, 2003. Cash provided by operating activities of $46.8 million for the nine months ended March 31, 2003 was primarily a result of our net loss adjusted for non-cash charges and the receipt of income tax refunds of approximately $23.3 million.

Cash used in investing activities was $88.2 million and $51.9 million for the nine months ended March 31, 2002 and 2003, respectively.  Cash used for capital expenditures was $87.7 million and $52.0 million for the nine months ended March 31, 2002 and 2003, respectively. Management expects capital expenditures for fiscal 2003 to be approximately $65.0 million. Capital expenditures have been and will be used primarily to expand and to advance our manufacturing and technical capabilities. In addition, we may in the future pursue additional acquisitions of businesses, products and technologies, or enter into other joint venture arrangements that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid.

Cash provided by financing activities was $7.7 million and $1.7 million for the nine months ended March 31, 2002 and 2003, respectively.  For the nine months ended March 31, 2002, our employees purchased $2.7 million of common stock under our employee plans.

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

The following summarizes our contractual cash obligations as of March 31, 2003 (in millions):

		Payments Due for the Periods ending March 31,
	Total	Year 2004	Two Years 2005-2006	Two Years 2007-2008	Beyond
Long-term debt	$111.1	$10.7	$100.0	$0.4	$—
Capital lease obligations	2.8	1.1	0.4	0.3	1.0
Operating leases	12.6	3.0	3.2	2.4	4.0
Other long-term obligations	3.2	—	—	—	3.2
Total contractual cash obligations	$129.7	$14.8	$103.6	$3.1	$8.2

The following summarizes our other commercial commitments as of March 31, 2003 (in millions):

		Amount of Commitment Expiration by Periods Ending March 31,
	Total	Year 2004	Two Years 2005-2006	Two Years 2007-2008	Beyond
Guarantees	$25.2	$25.2	$—	$—	$—
Other commercial commitments	71.6	18.1	23.9	26.1	3.5
Total commercial commitments	$96.8	$43.3	$23.9	$26.1	$3.5

Guarantees include our portion of certain equipment leases of the RTC with future minimum lease payments aggregating approximately $3.7 million as of March 31, 2003. We have also guaranteed one-third of the BAC’s 75.0 million Euro ($81.8 million at March 31, 2003) construction bridge loan, which had 59.1 million Euro ($64.5 million at March 31, 2003) outstanding at March 31, 2003. During December 2002, the BAC and AMTC executed a loan agreement that included a term loan of 75.0 million Euro ($81.8 million at March 31, 2003) and a revolving credit loan of 120.0 million Euro ($130.8 million). As of March 31, 2003, there were no outstanding balances under either loan. The term loan will be used to repay the construction bridge loan and the revolving credit loan will be used for equipment acquisitions. We expect the term loan to be funded in the fourth quarter of fiscal 2003. We have guaranteed one-third of the term loan until the BAC building is occupied and lease payments begin. We have guaranteed 32.0 million Euro ($34.9 million at March 31, 2003) of the revolving credit loan. Each of these guarantees include certain other costs as defined in the loan agreement. We will be required to honor our guarantees upon the occurrence of an event of default as defined in the loan agreement.

The BAC and AMTC are in discussions with their lenders regarding an extension of BAC’s existing construction bridge loan and an interim equipment financing for the AMTC. If the existing bridge loan for BAC is not successfully extended or refinanced by June 2003, we could be required to pay our one-third share of the outstanding balance of the bridge loan as of June 2003.

Other commercial commitments include our equipment purchase commitments to Infineon of approximately $28.1 million payable through December 2006 and our approximately $53.5 million long-term supply contract and equipment purchase commitment with Infineon that requires payments through March 2009. We made the first $10.0 million payment in April 2003. We may, at our discretion, pay approximately $30.2 million of the commitments to Infineon in shares of our common stock. The number of shares required to satisfy this commitment will be based on the fair value of our common stock at the time of payment.

In addition to the commitments in the tables above, we are also committed to fund approximately 25 percent of the costs related to the maintenance and overhead of the leased equipment of the RTC through June 2004. Additionally, we are committed to fund a portion of the operating cash requirements of the AMTC. We expect our portion to be approximately 33 percent through September 2003 and to vary between approximately 22 percent to 26 percent thereafter. We will lease approximately 50 percent of the BAC’s photomask research and manufacturing facility for a term of 10 years.

We have also established a profit sharing plan with the BindKey employees, which will be paid out over the next four years, based on BindKey’s after-tax net income. Subject to future milestones, the employees may earn as much as $165.0 million, which will be expensed in the period earned.

In March 2002, we sold all of our photoblank manufacturing assets located in Poughkeepsie, New York, to Schott Lithotec AG, or Schott. We also entered into a supply agreement with Schott for our future purchases of photoblanks and agreed to purchase a significant portion of our photoblank requirements from Schott over the term of the supply agreement.

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

•          Estimates, specifically sales return allowances, the allowance for doubtful accounts, allowance for excess and obsolete inventory and depreciation expense

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period.

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

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve a number of risks and uncertainties. Such forward-looking statements are generally accompanied by words such as “intend,” “may,” “plan,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” or other words that convey uncertainty of future events or outcomes.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.  Such risks and uncertainties include, without limitation, the following:

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

•                                      A significant portion of our revenue is derived from Asia, and therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political and social events in this region;

•                                      The recent outbreak of severe acute respiratory syndrome, or SARS, may adversely affect our business, financial condition and results of operations;

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

•                                      If a fundamental change in our business were to occur the holders of our convertible subordinated notes due July 2004 would have the right to require us to redeem those notes, and we cannot assure you that we will have sufficient funds to pay the redemption price for all the notes tendered by the holders of the subordinated convertible notes, although DuPont would be required to pay the redemption price under its guarantee.  In that case, our failure to redeem tendered notes would constitute an event of default under the indenture for the notes, and may constitute a default under the terms of other indebtedness that we may enter into from time to time;

•                                      We may be unable to successfully develop or market our EDA software;

•                                      DuPont has influence on all stockholder votes;

•                                      Our success depends, in part, upon key managerial, engineering and technical personnel as well as our ability to continue to attract and retain additional personnel and integrate new personnel into key positions; and

•                                      Other risks indicated in our other filings with the Securities and Exchange Commission, including but not limited to those factors which are discussed under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on September 10, 2002.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates.  As of March 31, 2003, we had $100.0 million in non-interest bearing convertible notes and approximately $13.9 million in interest bearing debt of which approximately $11.8 million was short-term debt. As a result, changes in the interest rate market would change the estimated fair value of our long-term debt. We believe that a 10 percent change in interest rates would not have a material effect on our business, financial condition, results of operations or cash flows.

Foreign currency exposures are primarily due to non-U.S. operations which are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material effect on our results of operations.  Any exchange rate fluctuations can affect our margins since we may have imbalances between some foreign currency denominated revenues and expenses. Our financial statements reflect remeasurement of items denominated in non-U.S. currencies to U.S. dollars, our functional currency. Exchange gains or losses are included in income in the period in which they occur. We monitor our exchange rate exposure and attempt to reduce such exposure by hedging. We have entered into forward contracts in currencies of the countries in which we conduct business in order to reduce such exposure. Therefore, these contracts are held primarily for purposes other than trading. At March 31, 2003, the fair value of our forward foreign exchange contracts outstanding was $28.0 million with an unrealized loss recorded in the consolidated income statement of $0.1 million for the three and six months ended March 31, 2003. These instruments may involve elements of credit and market risk in excess of the amounts recognized in the financial statements.  We believe that a ten percent change in exchange rates would not have a material effect on our business, financial condition, results of operations or cash flows.  We monitor our positions and the credit quality of counter-parties, consisting primarily of major financial institutions, and do not anticipate nonperformance by any counterparty, although nonperformance could occur.  There can be no assurance that such forward contracts or any other hedging activity will be available or adequate to eliminate, or even mitigate, the impact of our exchange rate exposure.  There can be no assurance that such risks will not have a material adverse impact on our liquidity and results of operations in the future.

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

As of March 31, 2003, we had outstanding foreign short-term debt totaling approximately $11.3 million.  At March 31, 2003, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Accordingly, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

At March 31, 2003 we had $100.0 million of subordinated convertible debt outstanding.  The notes are due in July 2004, with no stated interest, are convertible at any time into shares of our common stock at a conversion price of $106.26 per share, are unconditionally guaranteed by DuPont and are not callable by us.  In the event of a fundamental change in our company, each holder of notes will have the right to require us to redeem, in cash, any or all of such holder’s notes at a price equal to 100 percent of the principal amount to be redeemed.  A fundamental change generally is any transaction in which all or substantially all of our common stock is exchanged for, converted into, acquired for or constitutes the right to receive, consideration which is not all or substantially all common stock listed on a national securities exchange or approved for quotation on the NASDAQ National Market.  If a fundamental change were to occur, we cannot assure you that we will have sufficient funds to pay the redemption price for all the notes tendered by the holders, although DuPont would be required to pay the redemption price under its guarantee and would then be subrogated to the noteholders’ rights against us.  In that case, our failure to redeem tendered notes would constitute an event of default under the indenture for the notes, and may constitute a default under the terms of other indebtedness that we may enter into from time to time.

On May 5, 2003, we issued and sold $125 million of convertible subordinated notes in a private placement.  The notes are due May 15, 2008, will accrue interest at an annual rate of 1.25 percent and are convertible at any time into shares of our common stock at a conversion price of $25.595 per share.  Interest on the notes is payable semi-annually on May 15 and November 15 of each year beginning November 15, 2003. If a change of control occurs, each holder of notes will have the right to require us to redeem, in cash, any or all of such holder’s notes at a price equal to 100 percent of the principal amount to be redeemed.  A change of control is any transaction in which a person or group becomes the beneficial owner of 50% or more of our common stock or has the power to elect a majority of our board of directors, any consolidation, merger or similar transaction in which our shareholders immediately prior to the transaction hold less than a majority of the outstanding voting stock of the surviving corporation and the consideration in the merger or consolidation is not common stock listed on a national securities exchange or approved for quotation on the NASDAQ National Market, or the holders of our capital stock approve any plan or proposal for the liquidation or dissolution of DuPont Photomasks, Inc.  A change of control will not be deemed to have occurred if the last sale price of our common stock for any five trading days during the ten trading days immediately preceding the change of control is at least equal to 105% of the conversion price of the notes.  If a change of control were to occur, we cannot assure you that we will have sufficient funds to pay the redemption price for all the notes tendered by the holders.  In that case, our failure to redeem tendered notes would constitute an event of default under the indenture for the notes, and may constitute a default under the terms of other indebtedness that we may enter into from time to time.  In connection with the issuance of the notes, we entered into a Registration Rights Agreement and agreed to file a shelf registration statement covering resales of the notes and the common stock issuable upon conversion of the notes.  If we fail to comply with certain of our obligations under the Registration Rights Agreement, additional interest will accrue on the affected notes at an annual rate of 0.5 percent.  Also in connection with the issuance of the notes, we amended our Rights Agreement dated January 30, 2001, which is filed as Exhibit 4.1 to Form 8-A12B dated January 30, 2001, to provide that the issuance of the notes to the initial purchasers would not cause the initial purchasers to be Acquiring Persons under the Rights Agreement and therefore no Distribution Date under the Rights Agreement would occur as a result of the issuance of the notes to the initial purchasers.

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

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

(4.1)

Form of Indenture between DuPont Photomasks, Inc. and JP Morgan Chase Bank, a New York banking corporation, as trustee, including the form of 1.25% Convertible Subordinated Notes due 2008 attached as Exhibit A thereto

(4.2)	Amendment No. 1 to Rights Agreement between DuPont Photomasks, Inc. and EquiServe Trust Company, N.A., as Rights Agent, dated as of April 29, 2003
(10.1)	Registration Rights Agreement among DuPont Photomasks, Inc., Credit Suisse First Boston LLC and Lehman Brothers Inc. dated as of May 5, 2003
(11)	Statement re Earnings (Loss) Per Share Computation
(99.1)	Certification of Chief Executive Officer and Certification of Chief Financial Officer pursuant to 18 U.S.C. Section1350, adopted per Section 906 of the Sarbanes-Oxley Act of 2002

(B) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dupont Photomasks, Inc.
(Registrant)

Date: May 8, 2003	By:	/s/ SATISH RISHI
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

Date: May 8, 2003

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

Date: May 8, 2003

/s/ SATISH RISHI
Satish Rishi
Chief Financial Officer