Form 10-K
period 2003-06-30
DUPONT PHOTOMASKS INC
filed 2003-09-10
CIK 1012128

Use these links to rapidly review the document
TABLE OF CONTENTS
PART IV Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE YEAR ENDED JUNE 30, 2003

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

        Aggregate market value of voting stock held by nonaffiliates as of December 31, 2002, was approximately $418.4 million. As of September 5, 2003, 18,129,932 shares of the common stock, $.01 par value, were outstanding.

Documents Incorporated by Reference
(Specific pages incorporated are indicated under the applicable Item herein):

Incorporated by Reference in Part No.
Our proxy statement filed in connection with our 2003 Annual Meeting of Stockholders	III

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

Note on Incorporation by Reference

        Throughout this report, various information and data are incorporated by reference to portions of our 2003 annual meeting and proxy statement. Any reference in this report to disclosures in our 2003 annual meeting and proxy statement shall constitute incorporation by reference of that specific material into this Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve a number of risks and uncertainties. Such forward looking statements are generally accompanied by words such as "intend," "may," "plan," "expect," "believe," "should," "would," "could," "anticipate," or other words that convey uncertainty of future events or outcomes. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. Such risks and uncertainties include, without limitation, the following:

  •
  The current downturn in the semiconductor industry could lead to a decrease in the demand for our photomask products;

  •
  The semiconductor industry is highly cyclical and has been subject to significant economic downturns at various times;

  •
  Our financial results may vary significantly from quarter to quarter or we may fail to meet investors' expectations, which could negatively impact the price of our stock;

  •
  Lack of visibility and short turn around time of orders may impact our ability to respond to a changing business environment;

  •
  We may not obtain sufficient capital to fund our needs;

  •
  Our operating results could be adversely affected by under-utilized production capacity;

  •
  A significant portion of our revenue is derived from Asia and Europe, and therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political and social events in these regions;

  •
  Macroeconomic conditions may have effects on the semiconductor industry;

  •
  We may be unable to enhance our existing products and develop and manufacture new products and upgrades with improved capabilities to satisfy anticipated demand for more technologically advanced photomasks;

  •
  Rapid technological change could render our products obsolete or our manufacturing processes ineffective;

  •
  We may not remain competitive and increased competition could seriously harm our business;

  •
  We may be unable to successfully develop or market our EDA software;

  •
  DuPont has influence on all stockholder votes;

  •
  Our success depends, in part, upon key managerial, engineering and technical personnel as well as our ability to continue to attract and retain additional personnel and integrate new personnel into key positions; and

  •
  Other risks indicated in our other filings with the Securities and Exchange Commission, including but not limited to those factors which are discussed under the caption "Risk Factors" in this annual report.

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

ii

PART I

Item 1. Business

The Company

        We are a leading global provider of microimaging solutions. We develop and produce advanced photomasks, a key enabling technology used in the manufacture of semiconductor and other microelectronic devices. We also develop electronic design automation, or EDA, software. We were incorporated in Texas on June 25, 1985, and were reincorporated in Delaware on December 31, 1995. Our principal executive offices are located at 131 Old Settlers Boulevard, Round Rock, Texas 78664, and our telephone number at this location is (512) 310-6500. Our website is located at http://www.photomask.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material, or furnish it to, the SEC. The information contained or incorporated in our website is not part of this document.

Photomasks

        We are one of the largest photomask manufacturers in the world. Photomasks are high-purity quartz or glass plates containing precision images of integrated circuits and are used as masters by semiconductor manufacturers to optically transfer these images onto semiconductor wafers. Photomasks are a necessary component in the production of semiconductors, and advanced photomask technologies are critical to enabling the manufacture of increasingly complex semiconductor devices. We manufacture a broad range of photomasks based on customer-supplied design data, including photomasks that meet the highly demanding design specifications required by leading semiconductor manufacturers. We believe that our focus on developing photomasks for leading edge semiconductor designs using our advanced photomask manufacturing processes provides us with a competitive advantage.

        During fiscal 2003, we sold our products to over 400 customers and customer sites in more than 20 different countries. Based on revenue, our top 20 customers during fiscal 2003 were: Agere Systems, AMD, AMI, Atmel, Chartered Semiconductor, Cypress, Hewlett-Packard, Hynix, IBM, Infineon, LSI Logic, Maxim Integrated Products, Micron Technology, Motorola, National Semiconductor, Philips, Samsung, STMicroelectronics, Texas Instruments and UMC.

        A key element of our strategy is to continue to develop and expand our strategic relationships with leading semiconductor manufacturers. These strategic relationships take on many forms, including individual joint development programs with customers such as Cypress and Xilinx to joint venture relationships such as the Advanced Mask Technology Center GmbH & Co. KG, or AMTC, our photomask research and development joint venture with AMD and Infineon. These collaborative relationships enable us to share the cost of developing leading-edge photomask technology and expand our customer relationships through, in most cases, supply agreements. We believe that our strategic relationships will help us to solidify our market position and provide us the opportunity to remain a leading supplier of advanced photomasks.

        We have a global manufacturing network with manufacturing facilities in seven countries in North America, Europe and Asia. We believe that the strategic location of our facilities provides us with a competitive advantage by placing us close to major centers of semiconductor production.

Electronic Design Automation Software

        In March 2002, we acquired the assets of BindKey Technologies, Inc., or BindKey, an EDA, or electronic design automation, software company. Integrated circuit, or IC, design engineers use EDA software to design an IC, which can then be transferred onto our photomasks. We recently introduced, with selected beta site customers, software tools that enhance the manufacturability of leading edge ICs. We believe our EDA software, which is focused on design for manufacturability, or DFM, will significantly reduce the design cycle time of ICs. Furthermore, we plan to introduce new products that are designed to enhance manufacturing yields by creating IC designs that are intended to simplify the manufacturing process.

        We believe that continued increases in the complexity and cost of IC designs will require advanced EDA tools such as those we are developing. We intend to increase our focus on the development of integrated microimaging solutions which will help solve next generation IC design problems by incorporating insight from leading-edge photomask development into EDA tools.

Industry Background

        Integrated circuit designs consist of a series of separate patterns, each of which must be transferred onto a different photomask. The resulting series of photomasks is then used to successively image the circuit patterns onto the semiconductor wafer. As a result, photomasks are a necessary component in the typical production of semiconductors. Furthermore, as the semiconductor industry continues to build smaller and more powerful integrated circuits, advanced photomask technologies such as phase shift masks and photomasks designed with optical proximity correction features, have become critical.

        Historically, photomasks were generally designed and manufactured internally by semiconductor manufacturers in captive production facilities. However, over time, the vast majority of semiconductor manufacturers have divested their captive photomask operations and chosen to rely on merchant photomask manufacturers for their photomask needs. This trend was accelerated by a number of factors, including the increasing complexity and pace of technological change in the photomask industry, the emergence of reliable merchant photomask manufacturers and a trend by semiconductor manufacturers to focus capital resources on their core business.

        As a result of the increasing use of advanced photomask technologies and the captive to merchant supply trend, the available market for merchant photomask manufacturers like us has grown substantially. According to an industry source, the total worldwide market for photomasks has grown from approximately $1.4 billion in calendar 1995 to approximately $2.5 billion in calendar 2002. We estimate the photomask market served by merchant manufacturers was approximately 70% of the worldwide market in 2002.

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

        We believe that, over the long-term, semiconductor manufacturers will continue to introduce smaller and more powerful integrated circuits. As a result, chip complexity is expected to continue increasing, which in turn will keep advanced photomasks in the role of a critical enabling technology. Additionally, we believe that increasing complexity will require greater integration of the IC design and fabrication steps. Over time, we expect the average selling prices of photomasks to increase, reflecting the increased technology embedded in photomasks required to build more advanced semiconductor devices. As such, we believe that this trend will be the primary driver of photomask industry growth in the future, which according to an industry source is expected to be approximately 12 percent per year on average through calendar year 2008.

        An expanding field of DFM software tools is emerging as a way to help streamline the steps required to produce a chip. DFM software tools are designed to enhance manufacturing yields by creating IC designs that are intended to simplify the manufacturing process. We believe the use of these tools will grow over time and become a more integral part of the entire value chain at advanced design rules.

Strategy

        Our objective is to be the world's premier global provider of microimaging solutions, by providing the finest service and most advanced technology to our customers through the following strategies:

  •
  Advance Our Technological Position. We intend to continue to invest in research and development and advanced equipment to enhance our technological position. We believe this strategy is essential to develop and deliver leading-edge photomasks, which are required to meet the demands of the leading global semiconductor manufacturers. We also believe that by providing leading-edge photomasks, such as advanced binary masks, phase shift masks and optical proximity correction masks, we can position ourselves as the preferred provider of photomasks to our customers.

  •
  Expand Our Strategic Relationships with Customers. A key element of our strategy is to continue to develop and expand our strategic relationships with leading semiconductor manufacturers. These strategic relationships take on many forms, including individual joint development programs with customers such as Cypress and Xilinx and joint venture relationships such as the AMTC. These collaborative relationships enable us to share the cost of developing leading-edge photomask technology and expand our customer relationships through, in most cases, supply agreements. We believe that our strategic relationships will help us to solidify our market position and provide us the opportunity to remain a leading supplier of advanced photomasks.

  •
  Capitalize on Our Established Global Manufacturing and Customer Service Support Network. We operate a network of integrated manufacturing facilities in North America, Europe and Asia. Our global software, computing and network systems integrate the manufacturing and delivery capabilities of these facilities, enabling efficient resource allocation and information sharing. We believe our ability to consistently deliver high quality products and superior customer service, on a timely basis, to each customer's various facilities around the world provides us with a competitive advantage.

  •
  Leverage Strategic Relationships with Key Suppliers. We believe close collaboration with leading equipment and material suppliers, such as ETEC Systems (an Applied Materials company), JEOL, Toshiba, KLA-Tencor, Schott, Hoya and Micro Lithography, Inc. helps enhance our ability to provide our customers with early access to the most advanced photomasks. We benefit from these relationships through more complete understanding of future materials equipment and system requirements, and through beta testing of advanced production equipment and materials in research and development partnerships with strategic customers.

  •
  Pursue Microimaging Solutions. We believe the dynamics of the semiconductor and microelectronics industries, and the growing importance of precision imaging in emerging technologies, are providing us with new business opportunities. As chip design complexity continues to increase, we are developing a suite of software tools that enhances the manufacturability of deep subwavelength designs through our wholly owned subsidiary, BindKey. We plan to introduce new products that are designed to enable our customers to create IC designs that simplify the manufacturing process and in turn enhance manufacturing yields. By offering software tools that apply a DFM approach early in the IC design process, we intend to increase our focus on the development of integrated microimaging solutions which will help solve next generation IC design problems by incorporating insight from leading-edge photomask development into EDA tools. We will continue to evaluate our core competencies and apply resources accordingly, including acquisitions, divestitures or joint venture partnerships with other companies, in markets that we believe can benefit our customers and develop into profitable growth initiatives.

Products and Technology

Photomasks

        Photomasks, also called masks or reticles, are high-purity quartz or glass plates containing precise, microscopic images of integrated circuits that are used as masters—similar to negatives in a photographic process—to optically transfer the image of circuit patterns onto semiconductor wafers during the fabrication process. In producing a semiconductor, a photomask is usually placed in a photolithography tool, called a stepper, to make numerous reproductions of the pattern image on semiconductor wafers. This reproduction is typically accomplished by passing light through the photomask onto a photoresist that has been spin-coated onto the surface of the semiconductor wafer. The areas of the photoresist that have been exposed to light are then dissolved by chemical developers and subjected to further processing, such as etching, ion implantation and metal deposition. Successive steps of lithography, deposition and processing gradually create the multiple layers of conducting, semiconducting and insulating patterns that make up the millions of transistors found in a modern semiconductor device.

        We manufacture photomasks in accordance with semiconductor design and specification data provided on a confidential basis by our customers. The final design of each integrated circuit results in a set of precise individual circuit patterns to be imaged onto a series of typically 15 to 40 separate photomasks. The complete set of patterned photomasks is required to manufacture the customer's integrated circuit design. Upon receipt of a customer's circuit design, we convert the design to pattern data, which controls an electron beam or laser beam that exposes the circuit pattern onto a thin layer of photosensitive polymer, called a photoresist, covering the opaque chrome layer (or other material such as molysilicide) of the photoblank. Chemical developers dissolve the exposed areas and the thin chrome layer of the photoblank is etched to replicate the customer design pattern on the photomask. Subsequently, the photomask is inspected for defects, its critical dimensions are confirmed and any defects are repaired. Pellicles, which are protective covers for photomasks, are then mounted onto the mask and the mask is delivered to the customer.

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

        The demand for these products has grown during the past five years as customers search for more cost-effective, less capital-intensive methods for improving current semiconductor fabrication yields and shrinking feature sizes. All three of these product categories provide opportunities for semiconductor manufacturers to produce more advanced products with existing lithography equipment. Therefore, we expect these advanced photomasks to enable semiconductor manufacturers to delay significant capital investment in new generation steppers.

Materials

        Photomasks are manufactured from photoblanks. The photomask is protected from particle contamination by an ultra-thin, frame-mounted transparent film called a pellicle. The pellicle, when mounted on the photomask, creates a sealed, contamination-free environment for the photomask pattern. During fiscal 2002, we stopped producing photoblanks internally. We believe that our knowledge of materials used in the production of photoblanks and pellicles gives us a competitive advantage in managing the supply, quality and cost of our principal component materials.

Electronic Design Automation Software

        In March 2002, we acquired the assets of and hired the employees of BindKey. We are developing a suite of software tools that ensures manufacturability of deep subwavelength designs during the design phase and we believe that these products will significantly reduce the design cycle time of integrated circuits. In the future, we plan to launch new products that enhance yields by creating chip designs that are easier to manufacture.

Global Manufacturing and Operations

        Since 1991, we have operated globally with established manufacturing facilities in North America, Europe and Asia. In Europe, we have a manufacturing facility located in Corbeil-Essonnes, France. We are in the process of closing our older manufacturing facilities in Hamburg, Germany and Rousset, France and consolidating production into our other facilities. We, along with our AMTC joint venture partners, currently have a new facility in the start-up phase of production located in Dresden, Germany. In Asia, we operate manufacturing facilities in Ichon, Korea and Singapore, and we operate joint venture manufacturing facilities in Shanghai, China and Hsinchu, Taiwan. We serve semiconductor manufacturers in Japan through our support office in Tokyo, Japan and primarily through our manufacturing facilities in Korea and China. For financial information about the results of our operating segments for each of the last three fiscal years, see Note 18 of Notes to the Consolidated Financial Statements included in "Item 8—Financial Statements and Supplementary Data."

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

Backlog

        Our backlog was $7.4 million, $10.1 million and $7.3 million as of June 30, 2001, 2002 and 2003, respectively. We do not believe that backlog is a meaningful indicator of future sales, and there can be no assurance that the backlog at any point in time will translate into sales in subsequent periods.

Customers

        We are a primary photomask supplier to many of the leading global semiconductor manufacturers. While the vast majority of our sales are to customers in the semiconductor industry, we also supply photomasks for producing disk drive heads, MEMS, displays, and biochips. Our largest semiconductor customers include the following:

Agere Systems Agilent Technologies AMD AMI Atmel Chartered Cypress	Hewlett-Packard Hynix Semiconductor IBM Infineon LSI Logic Maxim Integrated Products Micron Technology	Motorola National Semiconductor Philips Samsung STMicroelectronics Texas Instruments UMC

        In fiscal 2001, Texas Instruments and IBM accounted for approximately 16 percent and 10 percent of our revenue, respectively. In fiscal 2002, Texas Instruments and UMC accounted for approximately 13 percent and 10 percent of our revenue, respectively. In fiscal 2003, Texas Instruments accounted for approximately 10 percent of our revenue. Our ten largest customers, in the aggregate, accounted for more than 50 percent of our revenue in fiscal 2003.

        We have supply agreements with some of our customers, including AMD, Cypress, IBM, Infineon, Micron Technology, Motorola, UMC and Xilinx. During their term, most of these agreements generally provide us with a minimum volume or percentage of purchases, subject to various conditions such as quality of our service and timeliness of delivery.

        In addition, we have received advance payments from customers for future delivery of photomasks to be used in the production of leading-edge semiconductor devices. We also have entered into joint technology development agreements with AMD, Cypress, Infineon, and Xilinx.

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

Competition

        The photomask industry is highly competitive and most of our customers utilize more than one photomask supplier. Because of our global presence, we compete with various merchant manufacturers in each geographic region in which we operate. We have three primary competitors in each of North America and Europe, and five primary competitors in Asia.

        Some of our competitors may expand operations to meet the needs of customers and take advantage of new growth opportunities. Also, captive photomask operations sometimes are divested by their owners to merchant manufacturers.

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

        We, independently and through our participation in joint ventures and other joint technology development agreements with customers and suppliers, intend to continue to invest in research and development to enhance our technological capabilities. We focus our research and development in four areas:

  •
  The development of leading-edge photomask products such as phase shift masks, masks with optical proximity correction and advanced binary masks;

  •
  The enhancement of existing products by improving manufacturing techniques and technologies;

  •
  The development of advanced materials needed for the manufacture of leading-edge photomasks; and

  •
  The development of EDA software to support the design and manufacture of semiconductors.

        We participate in research and development joint ventures, strategic alliances and joint technology development agreements, including:

  •
  In the fourth quarter of fiscal 2002, we, along with Advanced Micro Devices and Infineon, established the AMTC, a joint venture research and development center that will develop and pilot-manufacture next generation photomask technologies. The AMTC facility is co-located with our new commercial photomask production facility in Dresden, Germany. Both facilities are scheduled to become operational by the end of calendar 2003. We anticipate that in the future, the AMTC will house the majority of our research and development efforts globally. We believe that the AMTC will enable us to create next generation technologies with increased functionality in ever-smaller geometries.

  •
  We, along with AMD, Micron Technology and Motorola, participate in the RTC, a joint venture initiated in 1997 for developing advanced photomask technology and the fabrication of leading-edge photomasks. The joint venture is currently focused on technology programs aimed at accelerating the development of advanced photomasks supporting memory, microprocessors and advanced logic designs. The joint venture agreement expires in June 2004.

  •
  Together with strategic customers such as Cypress and Xilinx, we are engaged in joint technology development programs that are focused on delivering advanced photomask technology in support of customer roadmaps. We believe that, to the extent we successfully develop and deliver advanced photomasks, these joint development agreements enable us to capture a greater percentage of a customers' photomask demand on an annual basis.

        During fiscal 2003, our research and development expense was $29.7 million, compared with $30.3 million for fiscal 2002 and $32.2 million for fiscal 2001.

Intellectual Property

        We believe that the success of our business depends more on our proprietary technology, information, processes and know-how than on patents or trademarks. Much of our proprietary information and technology relating to our manufacturing processes is not patented and may not be patentable. However, aspects of our photomask technologies are protected by a number of patents and patent applications. While we consider our patents to be valuable assets, we do not believe that our competitive position is dependent on patent protection or that our operations are dependent on any individual patent. Instead, we believe that the success of our business depends primarily on our ability to maintain a lead over our competitors in developing our proprietary technology, information, processes and know-how. Nevertheless, we attempt to protect our intellectual property rights with respect to our products and manufacturing processes through patents and trade secrets when appropriate as part of our ongoing research, development and manufacturing activities. We also rely on non-disclosure agreements with employees and vendors to protect our proprietary processes.

Employees

        As of June 30, 2003, we employed approximately 1,660 people worldwide.

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

Risk Factors

        You should carefully consider the following risks when considering forward-looking statements. The risks described below are not the only ones that we face. Our business, operating results or financial condition could be materially adversely affected by any of the following factors. You should also refer to the other information included or incorporated by reference in this annual report, including our consolidated financial statements and related notes.

Our operations are dependent on the activities of semiconductor manufacturers.

        Substantially all of our sales are derived from semiconductor manufacturers. The semiconductor industry is highly cyclical and has been subject to significant economic downturns at various times. The semiconductor industry suffered a sharp decline in orders and revenue in calendars 2001 and 2002, and this weakness has continued in calendar 2003. The outlook for the semiconductor industry is uncertain, and it is very difficult to predict how long the current downturn will last. A continued downturn or further downturns in the semiconductor industry could lead to a further decrease in the demand for photomasks. Our investment in new facilities and equipment is based, in part, on the anticipated expansion plans and growth of the semiconductor industry. From time to time, semiconductor industry demand and technology have developed more slowly than originally anticipated. A lack of development in the semiconductor industry in a location in which we operate or establish new facilities could have a material adverse effect on our business.

        In addition, the demand for photomasks may decrease, even when there is growth in the demand for semiconductors, due to a number of factors, including the following:

  •
  Changes in semiconductor designs or applications, such as a reduction in customization or an increase in standardization;

  •
  A reduction in design complexity;

  •
  Other technological and manufacturing advances; or

  •
  A slowdown in the introduction of new semiconductor designs.

Our financial results are affected by factors outside of our control.

        Our quarterly and annual operating results are affected by a wide variety of factors that could adversely affect revenue or profitability or lead to significant variability of our operating results. Since our business is characterized by short-term orders and shipment schedules without a significant backlog for products, substantially all of our revenue in any quarter is dependent upon orders received during that quarter, which limits our ability to quickly respond to a changing business environment. In addition, our operating results could be affected by the following factors:

  •
  Competitive and customer-driven pricing pressures;

  •
  Changes in the mix of products sold;

  •
  Volume of orders shipped;

  •
  Market acceptance of our products and our customers' products;

  •
  Our ability to meet demand and delivery schedules;

  •
  Fluctuations in manufacturing yields;

  •
  Fluctuations in currency exchange rates;

  •
  Cyclical semiconductor industry conditions;

  •
  Our access to advanced process technologies;

  •
  The gain or loss by us of a large customer;

  •
  The length of our sales cycle; and

  •
  The timing and extent of product and process development costs.

        Moreover, we are limited in our ability to reduce costs quickly in response to any revenue shortfalls due to our significant fixed costs. As a result of the foregoing factors, we may experience material adverse fluctuations in our future operating results on a quarterly or annual basis. Results of operations in any period, therefore, should not be considered indicative of the results to be expected for any future periods.

We have recently incurred losses from operations and we may incur additional losses in future periods.

        We have recently incurred losses from our operations. We cannot assure you that we will achieve or sustain profitability or positive cash flows from operating activities in the future. Our failure to achieve or sustain profitability in the future could adversely affect the market price of our common stock.

We may not obtain sufficient capital to fund our needs.

        We will need to continue to make significant capital expenditures to enhance our manufacturing capability in order to keep pace with rapidly changing technologies. Based on our current operating plans, we or our joint ventures may require external financing from time to time to fund capital expenditures. We cannot assure you that we or our joint ventures will be able to obtain the additional capital required on reasonable terms, or at all, or that any such lack of capital will not have a material adverse effect on our financial condition and results of operations.

        We have also entered into substantial additional commercial commitments, some of which extend over multiple years, in respect of our joint ventures and certain other parties. These guarantees and additional commercial commitments are not reflected on our consolidated balance sheets but are detailed in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" of this annual report.

        In the event of a fundamental change in our company, each holder of our convertible subordinated notes due July 2004 and May 2008 will have the right to require us to redeem those notes, and we cannot assure you that we will have sufficient funds to pay the redemption price for all the notes tendered by the holders (although DuPont would be required to pay the redemption price under its guarantee in regard to the July 2004 notes). In that case, our failure to redeem tendered notes would constitute an event of default under the indentures for the notes, and may constitute a default under the terms of other indebtedness that we may enter into from time to time.

Our operating results may be adversely affected by under-utilized production capacity.

        Our operations require us to incur significant fixed costs. Accordingly, decreases in sales volume significantly affect our operating profits when our production capacity is not fully utilized. Our results of operations could be adversely affected to the extent that such capacity is not utilized.

We face risks associated with manufacturing difficulties and costs.

        Our complex manufacturing processes require the use of expensive and technologically sophisticated equipment and materials and are continuously modified in an effort to improve manufacturing yields and product quality. Minute impurities or other difficulties and capability issues in the manufacturing process can lower manufacturing yields and make products unmarketable. Moreover, manufacturing leading-edge photomasks is relatively more complex and time-consuming than manufacturing high-volume, less advanced photomasks, and may lead to general delays in the manufacturing of all levels of photomasks. We have, on occasion, experienced manufacturing process and equipment difficulties and capacity limitations that have delayed our ability to deliver products within the time frames contracted for by our customers.

        We have also experienced an increase in production costs due to production complexities. This has resulted in an increase in the price of photomasks that may result in reduced demand. We cannot assure you that we will not experience these or other manufacturing difficulties, or be subject to increased costs or production capacity constraints, any of which could result in a loss of customers or could otherwise have a material adverse effect on our financial condition and results of operations.

We may be unable to effectively manage our manufacturing operations.

        We regularly move existing production lines among different plants. If we do not adequately manage these changes and improvements, the productivity of our plants could suffer, which could cause us to lose sales or customers and we may also incur additional expenses.

Rapid technological change could render our products obsolete or our manufacturing processes ineffective.

        Rapid technological change and new product introductions and enhancements characterize the photomask and semiconductor industries. In particular, as semiconductor feature sizes continue to decrease, the demand for more technologically advanced photomasks is likely to increase. We believe we must continue to enhance our existing products and develop and manufacture new products and upgrades with improved capabilities to satisfy this anticipated demand. Our inability to anticipate, respond to or utilize changing technologies could have a material adverse effect on our financial position or results of operations. Likewise, our inability to keep up with technical and manufacturing requirements for photomasks, which continue to require decreasing feature size, could have a material adverse effect on our financial condition or results of operations.

        Technological advances achieved by a competitor or a customer could lead to the commercial availability of alternate methods of transferring circuit designs onto semiconductor wafers without the use of photomasks. These alternatives, including direct-write lithography, could have a material adverse effect on our financial position or results of operations. Direct-write lithography writes the circuit pattern directly onto the semiconductor wafer without the use of a photomask. Although this direct-write method is currently too slow for high-volume, commercial device manufacturing, a significant advance in this technology or other technologies which transfer circuit designs without the use of photomasks would have a material adverse effect on our financial condition or results of operations.

        In addition, changes in semiconductor designs, such as field-programmable gate arrays, application-specific standard products and other semiconductor designs that displace application-specific integrated circuits, could reduce photomask unit volumes in the future. Such a reduction in volumes could decrease our revenue from photomask sales.

Our market is highly competitive and subject to pricing pressures.

        The photomask industry is highly competitive and most of our customers use more than one photomask supplier. Our significant competitors include other merchant manufacturers of photomasks, including:

  •
  Dai Nippon Printing;

  •
  Hoya Corporation;

  •
  Photronics;

  •
  Taiwan Mask Corporation; and

  •
  Toppan Printing Company.

        Our competitors can be expected to continue to develop and introduce new and enhanced products, any of which could cause a decline in market acceptance of our products or a reduction in our prices as a result of intensified price competition. We also compete with captive photomask operations. As the semiconductor industry has matured, many semiconductor manufacturers have divested or closed their captive photomask operations. We cannot assure you that this trend will continue or that it will not reverse, thereby reducing the demand for photomasks produced by merchant photomask suppliers such as us and increasing competition to the extent excess captive capacity is used to supply non-captive needs. We cannot be certain that semiconductor manufacturers will not form new captive operations to ensure that their photomask needs are met, particularly for advanced and leading-edge photomasks. Certain of our competitors have greater financial, technical, marketing or other resources, any of which could provide them with a competitive advantage over us.

        Our ability to compete in the photomask market is primarily based on:

  •
  Product quality;

  •
  Timeliness of delivery;

  •
  Pricing;

  •
  Technical capabilities;

  •
  Location and capacity of manufacturing facilities; and

  •
  Technical service.

Our international operations present special risks.

        Approximately 42%, 50% and 53% of our revenue in fiscal 2001, 2002 and 2003, respectively, was derived from sales in non-U.S. markets. We expect revenue derived from non-U.S. markets to continue to represent a significant portion of our total revenue in the future. Our non-U.S. operations are subject to certain risks inherent in conducting business abroad, including:

  •
  Price and currency exchange controls;

  •
  Fluctuations in the relative values of currencies;

  •
  Restrictive governmental actions and regulations;

  •
  Difficulties in managing a global enterprise;

  •
  Tariffs and other trade barriers;

  •
  Changes in tax laws;

  •
  Political and economic uncertainties, such as the recent outbreak of severe acute respiratory syndrome, or SARS;

  •
  Impacts related to longer payment cycles;

  •
  Limitations on our ability under local laws to protect our intellectual property; and

  •
  Unexpected changes in the regulatory environment.

        Changes in the relative values of currencies occur from time to time and may, in certain instances, have a material adverse effect on our results of operations. Our consolidated financial statements reflect remeasurement of items denominated in non-U.S. currencies to U.S. dollars, our functional currency. We monitor our exchange rate exposure and attempt to reduce this exposure by hedging through forward contracts. We cannot be certain that these forward contracts or any other hedging activity will be available or adequate to eliminate, or even mitigate, the impact of our exchange rate exposure. Further, we cannot assure you that these risks will not have a material adverse impact on our liquidity and results of operations in the future.

We face risks associated with software development and marketing.

        Our success in EDA software depends upon our ability to develop and commercialize our EDA software, to develop new software products and to enhance our current versions of software. We must effectively compete within the highly competitive software industry. Changes in accounting regulations and related interpretations and policies, particularly regarding revenue recognition, may require us to defer recognizing revenue or require us to change our business practices. We might experience significant undetected errors or "bugs" in our products. We also cannot be certain that we will be able to develop, commercialize or market EDA software, or that we will be able to license these products to customers on commercially reasonable terms. Furthermore, we might not receive significant revenue from our research and development efforts.

        Our production facilities could be damaged or disrupted by a natural disaster, labor strike, war, terrorism or political unrest.

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

We depend on a few significant customers.

        Our ten largest customers, in the aggregate, accounted for more than 50% of our revenue in each of fiscal 2001, 2002 and 2003. In fiscal 2001, Texas Instruments and IBM accounted for approximately 16% and 10% of revenue, respectively. In fiscal 2002, Texas Instruments and UMC accounted for approximately 13% and 10% of our revenue, respectively. In fiscal 2003, Texas Instruments accounted for approximately 10% of our revenue. As of June 30, 2003, Infineon accounted for approximately 21% of accounts receivable, trade. No other customer represented more than 10% of accounts receivable, trade as of June 30, 2003. The loss of, or a significant reduction of orders from, any of these customers could have a material adverse effect on our results of operations. While we believe we have strategic relationships with a number of our customers, our customers place orders on an as-needed basis and generally can change or cancel their orders without significant penalty. In addition, recently there has been a trend toward outsourcing semiconductor manufacturing to foundries. To the extent we do not have strategic relationships with these foundries, this trend could have a material adverse effect on our financial condition or results of operations.

We depend on a limited number of equipment manufacturers.

        We rely on a limited number of photomask equipment manufacturers to develop and supply the equipment we use. These equipment manufacturers currently require lead times of as long as 10 to 14 months between the order and the delivery of certain photomask imaging and inspection equipment. The failure of such manufacturers to develop or deliver such equipment on a timely basis could have a material adverse effect on our financial condition or results of operations. In addition, the manufacturing equipment necessary to produce advanced photomasks could become prohibitively expensive or might not operate as effectively as intended.

We depend on a limited number of raw materials suppliers.

        Any disruption in our supply relationships or increases in prices, particularly related to photoblanks, could result in delays or reductions in product shipments by us or increases in product costs that could have a material adverse effect on our financial condition or results of operations. In the event of such a disruption, we cannot assure you that we could develop alternative sources within reasonable time frames, or if developed, that these sources would provide supplies at prices comparable with those charged by our suppliers before the disruption.

We depend on a limited number of management and technical personnel.

        Our continued success depends, in part, upon key managerial, engineering and technical personnel as well as our ability to continue to attract and retain additional qualified personnel. In the past, some key personnel have left us to pursue other opportunities. The loss of any key personnel could have a material adverse effect on our financial condition or results of operations. There can be no assurance that we can retain our key managerial, engineering and technical employees. Our growth may be dependent on our ability to attract new highly skilled and qualified personnel and to integrate them into our operations. There can be no assurance that our recruiting efforts to attract and retain these personnel will be successful.

We may not successfully integrate or realize the intended benefits of future acquisitions and joint ventures.

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

  •
  Research and development write-offs; and

  •
  Other acquisition-related expenses.

        The success of these transactions will depend, in part, on our ability to:

  •
  Integrate acquired production equipment with our operations;

  •
  Attract, train and retain additional qualified personnel;

  •
  Cooperate with our joint venture partners; and

  •
  Utilize any resulting additional production capacity.

We may be unable to enforce or defend our ownership and use of proprietary technology.

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

        We may become involved in infringement claims or legal proceedings by or against third parties with respect to current or future patents, copyrights, trademarks, products or processes. Any such claims or litigation, with or without merit, to enforce or protect our intellectual property rights or to defend our company against claimed infringement of the rights of others could result in substantial costs, diversion of resources and product shipment delays or could force us to enter into royalty or license agreements rather than dispute the merits of these claims. Any of the foregoing could have a material adverse effect on our financial condition or results of operations.

We may be unprepared for changes in environmental laws and regulations.

        We are subject to numerous environmental laws and regulations which impose various environmental controls on, among other things, the discharge of pollutants into the air and water and the handling, use, storage, disposal and clean-up of solid and hazardous wastes. Changes in these laws and regulations may have a material adverse effect on our financial condition or results of operations. Any failure by us to adequately comply with such laws and regulations could subject us to significant future liabilities.

We have risks associated with operating global information systems.

        Our manufacturing operations are dependent on an enterprise-wide software system and related infrastructure. While these systems have been designed to achieve high availability, we cannot assure you that disruptions to our operations caused by system failures will not occur.

E.I. du Pont de Nemours and Company, or DuPont, has influence on all stockholder votes and other matters.

        DuPont owned approximately 20.1% percent of our outstanding common stock as of June 30, 2003. As a result, DuPont will continue to have influence on most matters submitted to our stockholders, including proposals regarding:

  •
  Any merger, consolidation or sale of all or substantially all of our assets;

  •
  Electing the members of our board of directors; and

  •
  Preventing or causing a change in control of our company.

        This concentration of ownership may discourage a potential acquirer from making an offer to buy our company that other stockholders might find favorable which, in turn, could adversely affect the market price of our common stock. Additionally, DuPont has the right, under certain circumstances, to terminate our use of the DuPont tradename and logo, and its exercise of that right could adversely affect us.

Our certificate of incorporation and bylaws have anti-takeover provisions, and we have a stockholders' rights plan.

        Provisions of our certificate of incorporation and bylaws, Delaware law and our stockholders' rights plan could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. The combination of these provisions may inhibit a non-negotiated merger or other business combination.

Recent Developments

        In July 2003, we signed a multi-year pellicle supply agreement with Micro Lithography, Inc., or MLI. In connection with the supply agreement, we are closing our pellicle production facility in Danbury, Connecticut, ending production in September 2003. Our global workforce will be reduced by approximately 5 percent, or approximately 96 positions once this initiative is complete. To account for the projected cost of the Danbury site closure and global workforce reduction, we will record charges in the first and second quarters of fiscal 2004 totaling between $1.7 million and $2.2 million (which are net of proceeds of $1.7 million from the sale of certain pellicle assets and technology) related to employee severance, asset disposals and related costs. As a result of this action, we expect to realize a reduction in expenses of approximately $1.0 million per quarter beginning in the second half of fiscal 2004.

Item 2. Properties

        We conduct manufacturing operations throughout the world. Virtually all of our operations are ISO 9002 or QS9000TE and ISO 14001 qualified. We believe that our facilities are adequate and suitable for their respective uses. The table below presents certain information relating to our manufacturing and support facilities.

Location	Type of Interest	Use
North America
Danbury, Connecticut	Owned	Pellicles
Gresham, Oregon (facilities held for sale; land leased)	Owned/Leased	Photomasks
Kokomo, Indiana	Owned	Photomasks
Round Rock, Texas	Owned	Photomasks
Round Rock, Texas	Owned	Research/ Photomasks
Round Rock, Texas	Owned	Administration
Santa Clara, California	Leased	Photomasks
Sunnyvale, California	Leased	Electronic Design Automation
Europe
Corbeil-Essonnes, France	Leased	Photomasks
Dresden, Germany	Jointly Owned	Research/ Photomasks
Hamburg, Germany	Leased	Photomasks
Rousset, France	Owned	Photomasks
Asia
Hsinchu, Taiwan	Jointly Leased	Photomasks
Ichon, Korea	Owned	Photomasks
Shanghai, China	Jointly Leased	Photomasks
Singapore (facilities owned; land leased)	Owned/Leased	Photomasks

        We own most of the manufacturing equipment in our facilities. Facilities and property that are leased have terms that begin to expire in calendar years 2003 (Santa Clara, Sunnyvale and Hsinchu), 2004 (Shanghai), 2009 (Corbeil-Essones), 2012 (Dresden and Gresham) and 2059 (Singapore). We also maintain customer service data centers in leased facilities, including centers in Burlington, Vermont, Colorado Springs, Colorado, Dallas, Texas, Hillsboro, Oregon, Melbourne, Florida and Tokyo, Japan.

        We consider the productive capacity of the facilities operated by each of the segments adequate and suitable for the requirements of each group. The extent of utilization of such facilities varies from location to location and from time to time during the year.

        A number of our facilities are in seismically active areas. Although we have obtained property damage and business interruption insurance, a major catastrophe such as an earthquake or other natural disaster at any of our sites could result in a prolonged interruption of our business.

Item 3. Legal Proceedings

        We are subject to litigation in the normal course of business. We believe the effect, if any, of an unfavorable settlement of such litigation would not have a material adverse effect on our financial condition, results of operations, cash flows or liquidity.

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

	High	Low
Year Ended June 30, 2002:
First Quarter	$48.65	$22.60
Second Quarter	45.59	23.50
Third Quarter	54.30	41.76
Fourth Quarter	54.25	28.05
Year Ended June 30, 2003:
First Quarter	$33.05	$19.24
Second Quarter	29.04	15.80
Third Quarter	26.84	18.37
Fourth Quarter	23.75	16.45

        We have not paid any dividends on our capital stock and do not intend to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings to finance future growth of our business. Future dividends, if any, will be determined by our board of directors. As of our record date on September 5, 2003 we had 79 shareholders of record.

        The information required to be disclosed by Item 201(d) of Regulation S-K is disclosed in Item 12 of this annual report

Item 6. Selected Financial Data

        The following tables set forth our selected consolidated financial data. The consolidated balance sheet data as of June 30, 2002 and 2003 and the consolidated income statement data for each of the three years ended June 30, 2003 has been derived from the audited consolidated financial statements appearing elsewhere in this document. The consolidated financial data for the years ended June 30, 1999 and 2000 and as of June 30, 1999, 2000 and 2001 has been derived from audited consolidated financial statements not appearing in this document. The following consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

	Year Ended June 30,
	1999	2000	2001(a)(b)	2002(c)(d)	2003(e)(f)
	(in thousands, except per share data)
Income Statement Data:
Revenue, net	$264,015	$328,072	$407,946	$341,911	$323,118
Cost of goods sold	187,427	225,400	276,657	271,968	293,303
Selling, general and administrative expense	33,944	39,456	48,621	41,151	43,880
Research and development expense	16,835	23,797	32,220	30,295	29,651
Special charges	—	—	36,101	7,393	26,135
Impairment of long-lived assets	—	—	—	—	43,243

Operating profit (loss)	25,809	39,419	14,347	(8,896)	(113,094)
Income (loss) on warrants, net	—	—	10,687	(238)	—
Gain on sales of assets	—	—	—	10,350	—
Other income (expense), net	(717)	(443)	2,017	1,199	(872)

Income (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	25,092	38,976	27,051	2,415	(113,966)
Provision for (benefit from) income taxes	7,763	10,150	5,275	(8,564)	(2,243)

Income (loss) before minority interest and cumulative effect of change in accounting principle	17,329	28,826	21,776	10,979	(111,723)
Minority interest in income of joint ventures	(59)	(2,726)	(6,177)	(6,949)	(1,787)

Income (loss) before cumulative effect of change in accounting principle	17,270	26,100	15,599	4,030	(113,510)
Cumulative effect of change in accounting principle	—	—	(481)	—	—

Net income (loss)	$17,270	$26,100	$15,118	$4,030	$(113,510)

Basic earnings (loss) per share:
Before cumulative effect of change in accounting principle	$1.13	$1.68	$0.90	$0.23	$(6.30)
After cumulative effect of change in accounting principle	$1.13	$1.68	$0.87	$0.23	$(6.30)
Weighted average shares outstanding	15,299	15,548	17,394	17,877	18,016
Diluted earnings (loss) per share:
Before cumulative effect of change in accounting principle	$1.09	$1.61	$0.86	$0.22	$(6.30)
After cumulative effect of change in accounting principle	$1.09	$1.61	$0.83	$0.22	$(6.30)
Weighted average shares outstanding	15,780	16,227	18,562	18,135	18,016
	June 30,
	1999	2000	2001	2002	2003
Balance Sheet Data:
Cash and cash equivalents	$61,311	$42,203	$138,590	$138,918	$250,355
Working capital	71,134	30,213	137,547	133,299	213,422
Property and equipment, net	312,240	452,827	456,095	457,277	379,582
Total assets	480,406	644,226	767,452	772,795	799,307
Long-term borrowings	4,659	2,350	3,250	2,864	1,973
Long-term borrowings, related parties	100,000	150,000	—	—	—
Long-term convertible notes	—	—	100,000	100,000	225,000

(a)
Includes a pre-tax charge of $36.1 million related to cost reduction programs.

(b)
Includes pre-tax realized and unrealized gains of $10.7 million on warrants.

(c)
Includes a pre-tax charge of $7.4 million related to cost reduction programs and acquired in-process research and development.

(d)
Includes a pre-tax gain of $10.4 million related to the sale of all of our photoblank manufacturing assets.

(e)
Includes a pre-tax charge of $26.1 million related to cost reduction programs.

(f)
Includes a pre-tax charge of $43.2 million related to the impairment of long-lived assets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document. All references to years are to our fiscal years, which end on June 30.

Overview

        Based on worldwide revenue, we are one of the largest photomask manufacturers in the world. We sell our products to over 400 customers and customer sites in more than 20 different countries. Essentially all of our sales are to customers in the semiconductor manufacturing industry. We manufacture a broad range of photomasks based on customer-supplied design data. We operate globally with established manufacturing facilities in North America, Europe and Asia.

        We believe that over the long-term, the market for photomasks in the semiconductor manufacturing process will increase due to the following trends:

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

Results of Operations

        The following table sets forth selected consolidated financial information expressed as a percentage of revenue, net for the periods indicated.

	Year Ended June 30,
	2001	2002	2003
Revenue, net	100.0%	100.0%	100.0%
Cost of goods sold	67.8	79.5	90.8
Selling, general and administrative expense	11.9	12.0	13.6
Research and development expense	7.9	8.9	9.2
Special charges	8.9	2.2	8.0
Impairment of long-lived assets	—	—	13.4

Operating profit (loss)	3.5	(2.6)	(35.0)
Income (loss) on warrants, net	2.6	(0.1)	—
Gain on sale of assets	—	3.0	—
Other income (expense), net	0.5	0.4	(0.3)

Income (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	6.6	0.7	(35.3)
Provision for (benefit from) income taxes	1.3	(2.5)	(0.7)

Income (loss) before minority interest and cumulative effect of change in accounting principle	5.3	3.2	(34.6)
Minority interest in income of joint ventures	(1.5)	(2.0)	(0.5)

Income (loss) before cumulative effect of change in accounting principle	3.8	1.2	(35.1)
Cumulative effect of change in accounting principle	(0.1)	—	—

Net income (loss)	3.7%	1.2%	(35.1)%

Year Ended June 30, 2003 Compared to Year Ended June 30, 2002

        Revenue, net.    Revenue, net is comprised primarily of photomask sales to semiconductor manufacturers. Revenue, net decreased 5.5 percent from $341.9 million in 2002 to $323.1 million in 2003. From 2002 to 2003, revenue, net produced in North America decreased from $171.6 million to $152.0 million, in Europe increased from $62.0 million to $63.4 million and in Asia decreased from $108.3 million to $107.7 million. The decreases were attributable to a decline in average selling prices partially offset by an increase in unit demand. Revenue, net was also negatively impacted by work stoppages in Europe and by a customer that required us to re-certify one of our facilities in Asia.

        Cost of Goods Sold.    Cost of goods sold consists of materials, labor, depreciation and overhead. Cost of goods sold increased 7.8 percent from $272.0 million in 2002 to $293.3 million in 2003. Gross profit margin decreased from 20.5 percent in 2002 to 9.2 percent in 2003. The decrease in gross profit margin resulted primarily from a decline in revenue due to lower average selling prices, costs associated with the consolidation of trailing edge production in Europe, the ramp-up of our advanced production facility in Dresden, Germany and increased depreciation. These increases in cost of goods sold were partially offset by benefits realized from our cost reduction programs. We expect that gross profit margins will experience near term pressure primarily as a result of the start-up costs for our Dresden, Germany manufacturing facility and consolidation costs in Europe. Over the long term, we expect gross profit margins to improve as a result of lower costs resulting from our consolidation efforts in Europe and impairment of long-lived assets during 2003. See Notes 14 and 15 of Notes to the Consolidated Financial Statements included in "Item 8—Financial Statements and Supplementary Data."

        Selling, General and Administrative Expense.    Selling, general and administrative expense includes salaries of sales and administrative personnel, marketing expense, general and administrative expense and product distribution expense. Selling, general and administrative expense increased 6.6 percent from $41.2 million in 2002 to $43.9 million in 2003. Selling, general and administrative expense as a percentage of revenue increased from 12.0 percent in 2002 to 13.6 percent in 2003. The increase in selling, general and administrative expense was primarily a result of the completion and implementation of new information systems, the ramp-up of our Dresden, Germany facility and full year ownership of BindKey offset by lower costs associated with the divestiture of the photoblanks business and cost containment efforts. We expect selling, general and administrative expense will increase in the near term as a result of increasing costs for the ramp-up of our facility in Dresden, Germany and BindKey.

        Research and Development Expense.    Research and development expense consists primarily of employee costs, cost of consumed materials, depreciation, engineering related costs and our share of costs of the RTC and AMTC joint ventures. Research and development expense decreased 2.1 percent from $30.3 million in 2002 to $29.7 million in 2003. As a percentage of revenue, research and development expense increased slightly from 8.9 percent in 2002 to 9.2 percent in 2003. The decrease in cost was attributable to reduced costs associated with the modification and extension of our agreement with the RTC partners offset partially by an increase in BindKey's EDA software development expenses and start-up expenses for the AMTC. We expect research and development expense will increase as we incur our share of the costs from the ramp-up of the AMTC in the fiscal 2004.

        Special Charges.    In 2002, we recorded pre-tax special charges totaling $7.4 million related to cost reduction programs and acquired In Process Research & Development, or IPR&D. These initiatives were completed as of March 31, 2002 and the related liabilities were completely settled as of September 30, 2002. The special charges of $2.0 million related to employee severance were the result of eliminating 68 employment positions, primarily manufacturing, in North America and Europe. The special charges of $5.1 million related to asset disposals and related costs resulted primarily from decommissioning trailing-edge production equipment. In connection with the acquisition of the assets of BindKey in March 2002, approximately $0.3 million of the purchase price was allocated to IPR&D. The amount attributed to IPR&D was expensed at the date of acquisition as the projects had not reached technological feasibility nor had any alternative future use. As a result of these actions, we realized a reduction in expenses of approximately $4.5 million during 2003.

        In 2003, we recorded special charges totaling $26.1 million related to employee severance, asset disposals and related costs, and lease termination costs. The special charges related to North America, Europe and Asia were $7.2 million, $18.6 million and $0.3 million, respectively. These special charges were the result of programs that were implemented to reduce costs. The integration and consolidation initiatives in North America were completed as of March 31, 2003 and the related liabilities were substantially settled as of June 30, 2003. We plan to vacate the owned manufacturing facility in Rousset, France and the leased manufacturing facility in Hamburg, Germany, complete the consolidation initiatives in Europe and settle the related liabilities, including severance, by December 31, 2003. The integration and consolidation initiatives in Asia were completed as of March 31, 2003 and the related liabilities were completely settled as of June 30, 2003. As a result of these actions, we expect to realize a reduction in expenses of approximately $10.0 million during fiscal 2004.

        A summary of the related accrued liabilities is shown below (in millions):

	Employee Severance	Asset Disposals and Related Costs	Lease Termination and Other Costs	Total
Charges during 2002	$2.0	$5.1	$0.3	$7.4
Utilized in 2002	(1.9)	(5.0)	(0.3)	(7.2)

Remaining liability as of June 30, 2002	0.1	0.1	—	0.2
Charges during 2003	13.3	10.6	2.2	26.1
Utilized in 2003	(2.0)	(9.4)	(0.3)	(11.7)

Remaining liability as of June 30, 2003	$11.4	$1.3	$1.9	$14.6

        Impairment of Long-Lived Assets.    During 2003, we recorded a charge of $43.2 million for reductions in the carrying value of certain long-lived assets held and used in operations. At fiscal year end and in accordance with SFAS No. 144, we performed a periodic review and evaluation of the carrying value of long-lived assets and determined that, based on revised market assumptions reflecting the sustained industry downturn and the continued under-utilization of production equipment, the carrying value of certain production facilities and equipment in North America and Asia exceeded the current fair value. Asset impairment tests were performed at the facility site location level which is the lowest level for which separately identifiable cash flows exist. The periodic review and evaluation of the carrying value of the long-lived assets was performed with the assistance of independent valuation specialists. The fair value of assets that were subject to impairment were determined using both the cost, market and income approaches. As a result of our impairment of long-lived assets, we also expect depreciation expense to be lower by approximately $2.0 million to $2.5 million per quarter subsequent to June 30, 2003.

        Income (Loss) on Warrants, net.    During 2002, we realized losses of $0.2 million upon the exercise of all remaining warrants of a strategic partner and sale of the underlying securities. We held no warrants during 2003.

        Gain on Sale of Assets.    Gain on sale of assets represents the gain recognized upon a sale of property and equipment. In March 2002, we sold all of our photoblank manufacturing assets located in Poughkeepsie, New York, to Schott Lithotec AG, or Schott. We also entered into a supply agreement with Schott for a significant portion of our future purchases of photoblanks. The total proceeds of $31.6 million were allocated $26.5 million to the assets sold and $5.1 million to the supply agreement based on the projected cash flows that will be generated by the supply agreement, discounted to present value. This transaction resulted in a pre-tax gain of approximately $10.4 million. The supply agreement also allows us to be paid additional amounts totaling $10.0 million during fiscal 2004 if specified purchase levels are achieved by March 31, 2004.

        Other Income (Expense), net.    Other income (expense), net includes interest expense, interest income and exchange gains and losses. Other income (expense), net was $1.2 million in 2002 and $(0.9) million in 2003. The decrease was primarily due to lower interest income reflective of lower interest rates and exchange losses from foreign currency movements.

        Provision for (Benefit from) Income Taxes.    The provision for (benefit from) income taxes differs from the amounts computed by applying the federal statutory rate of 35 percent to income (loss) before income taxes and minority interest as a result of our reduced tax rates in certain Asian jurisdictions, our inability to record deferred tax benefits for net operating losses generated in certain tax jurisdictions and our need to place valuation allowances on certain other deferred tax assets as discussed below.

        During 2003, we recorded valuation allowances against our net deferred tax assets in North America and the majority of those in Europe (primarily related to net operating loss carryforwards). The restructuring in Germany also resulted in a charge for a valuation allowance of $1.8 million during 2003. The valuation allowances were recorded under the provisions of SFAS No. 109, Accounting for Income Taxes, which requires an assessment of positive and negative evidence when determining the need for valuation allowances. Historical evidence, such as the operating results in North America and Europe during the most recent three-year period, is weighted more heavily in this assessment as compared to future expected results because of the uncertainty of actually achieving forecasted results. Our cumulative North America losses and Europe losses in the most recent three-year period represent sufficient negative evidence to require valuation allowances against our North America and Europe net deferred tax assets. We intend to maintain valuation allowances until sufficient positive evidence exists to support their reversal.

        During 2003, we received income tax refunds of $23.3 million by carrying North America net operating losses back to prior years. Also, our decision to carryback certain losses in France resulted in a tax benefit of $3.2 million.

        Minority Interest in Income of Joint Ventures.    Minority interest in income of joint ventures reflects our partners' share of the earnings of our consolidated joint venture operations, which currently include our Shanghai, China and Hsinchu, Taiwan operations. The minority interest share of our income of joint ventures was $6.9 million for 2002 and $1.8 million for 2003. The decrease was a result of lower revenue and increased production costs.

Year Ended June 30, 2002 Compared to Year Ended June 30, 2001

        Revenue, net.    Revenue, net decreased 16.2 percent from $407.9 million in 2001 to $341.9 million in 2002. Demand for advanced photomasks, those with design technology of 0.18 micron and below, grew from 27 percent to 40 percent of our revenue, during 2001 and 2002, respectively. Total unit volume demand declined 4 percent primarily as a result of our customers' response to the significant downturn in the semiconductor industry during the year. Average selling prices decreased 13 percent as a result of traditional product lifecycle declines in selling prices of certain technologies and customer-initiated pressures and competitive pressures. Additionally our customers that maintain internal photomask operations reduced outsourcing during the year, reducing demand for higher-priced leading edge products. From 2001 to 2002, revenue, net produced in North America decreased from $235.3 million to $171.6 million because of the decrease in average selling price and unit volumes. Revenue, net produced in Europe decreased from $83.2 million to $62.0 million because of the decrease in average selling price and unit volumes. Revenue, net produced in Asia increased from $89.5 million to $108.3 million due primarily to an increase in average selling price and unit volumes. Increased unit volume in Asia was a result of improved local demand combined with production transferred from North America and Europe.

        Cost of Goods Sold.    Cost of goods sold decreased 1.7 percent from $276.7 million in 2001 to $272.0 million in 2002. The decrease resulted primarily from decreased production volumes, benefits realized from our cost reduction programs and the overall efficiencies gained through the global reorganization of our manufacturing organization implemented in the quarter ended June 30, 2001. These reductions were partially offset by increased depreciation expense resulting from new investments in advanced production capabilities. Gross profit decreased from $131.3 million during 2001 to $69.9 million during 2002. As a percentage of revenue, cost of goods sold increased from 67.8 percent in 2001 to 79.5 percent in 2002 primarily as a result of lower revenue.

        Selling, General and Administrative Expense.    Selling, general and administrative expense decreased 15.4 percent from $48.6 million during 2001 to $41.2 million during 2002. This was primarily a result of the cost reduction programs implemented in the quarter ended June 30, 2001. Selling, general and administrative expense as a percentage of revenue, net increased from 11.9 percent for 2001 to 12.0 percent for 2002 as a result of lower revenue partially offset by the benefits realized from the cost reduction programs.

        Research and Development Expense.    Research and development expense decreased 6.0 percent from $32.2 million during 2001 to $30.3 million during 2002. The decrease was primarily as a result of synergies realized due to the reorganization of our technical group. Research and development expense as a percentage of revenue, net increased from 7.9 percent for 2001 to 8.9 percent for 2002. The increase was due primarily to lower revenue.

        Special Charges.    In 2002, we recorded pre-tax special charges totaling $7.4 million related to cost reduction programs and acquired IPR&D. These initiatives were completed as of March 31, 2002 and the related liabilities were completely settled as of September 30, 2002. The special charges of $2.0 million related to employee severance were the result of eliminating 68 employment positions, primarily manufacturing, in North America and Europe. The special charges of $5.1 million related to asset disposals and related costs resulted primarily from decommissioning trailing-edge production equipment. In connection with the acquisition of the assets of BindKey in March 2002, approximately $0.3 million of the purchase price was allocated to IPR&D. The amount attributed to IPR&D was expensed at the date of acquisition as the projects had not reached technological feasibility nor had any alternative future use.

        Income (Loss) on Warrants, net.    During 2002, we realized losses of $0.2 million upon the exercise of all remaining warrants of a strategic partner and sale of the underlying securities.

        Gain on Sale of Assets.    In March 2002, we sold all of our photoblank manufacturing assets located in Poughkeepsie, New York, to Schott. We also entered into a supply agreement with Schott for a significant portion of our future purchases of photoblanks. The total proceeds of $31.6 million were allocated $26.5 million to the assets sold and $5.1 million to the supply agreement based on the projected cash flows that will be generated by the supply agreement, discounted to present value. This transaction resulted in a pre-tax gain of approximately $10.4 million. The value of the supply agreement will be amortized ratably as a reduction of cost of goods sold over the term of the agreement.

        Other Income (Expense), net.    Other income (expense), net was $2.0 million in 2001 and $1.2 million in 2002. The change was caused by a decrease in interest income of $1.6 million, due to substantially lower interest rates, partially offset by favorable decreases in net foreign exchange losses of $0.7 million.

        Provision for (Benefit from) Income Taxes.    Our tax expense is based on the statutory rates in effect in the countries in which we operate. Certain of our operations in Asia are subject to various tax holidays. Certain tax holidays may be extended if specific conditions are met. Our effective tax rate for 2002 was a tax benefit of 189 percent versus a tax expense of 25 percent for 2001. Our effective tax rate varied from the prior year because of shifts in the geographic distribution of earnings and losses between high and low tax rate countries partially due to the special charges recorded in North America. Additionally, the tax rate was impacted by an adjustment to release the previously provided valuation allowance against certain capital losses, which became realizable upon recognition of the capital gain on the sale of our photoblank manufacturing assets. Our effective tax rate varied from the federal statutory rate because a substantial portion of our Asian manufacturing operations in Korea, China, Taiwan and Singapore operate at a reduced tax rate or free of tax under various tax holidays.

        Minority Interest in Income of Joint Ventures.    The minority interest impact of our joint venture manufacturing facilities was $6.2 million in 2001 compared to $6.9 million in 2002, reflecting the partners' share of income from our joint ventures. The increase was primarily the result of increased profitability in our China joint venture.

Liquidity and Capital Resources

        Our working capital was $133.3 million as of June 30, 2002 and $213.4 million as of June 30, 2003. The increase in working capital was due principally to an increase in cash from the issuance of $125.0 million of convertible subordinated notes on May 5, 2003, offset by capital expenditures. Cash and cash equivalents were $138.9 million as of June 30, 2002 and $250.4 million as of June 30, 2003. Cash provided by operating activities was $62.7 million in fiscal 2002 and $55.8 million in 2003. The decrease in cash provided by operating activities was primarily a result of reduced profits in fiscal 2003 as compared to fiscal 2002.

        Cash used in investing activities, consisting primarily of capital expenditures, was $75.1 million in fiscal 2002 and $67.4 million in fiscal 2003. The decrease in cash used in investing activities resulted from lower capital expenditures and payments for acquisitions. Management expects capital expenditures for fiscal 2004 to be approximately $65.0 million. Capital expenditures have been and will be used primarily to advance our technical capability. In addition, we may in the future pursue additional acquisitions of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid.

        Cash provided from financing activities was $8.1 million in fiscal 2002 and $122.7 million in fiscal 2003. Proceeds from borrowings, net of issuance costs, increased $124.7 million in fiscal 2003 due to the issuance of $125.0 million convertible subordinated notes on May 5, 2003. Additionally, our employees purchased $2.8 million of common stock under our employee plans.

        In July 2000, we issued and sold $100.0 million aggregate principal amount of convertible subordinated notes. The notes were sold at par less an underwriting discount of 2 percent and we received net proceeds of $97.6 million. The notes are due in July 2004, with no stated interest, are convertible at any time into shares of our common stock at a conversion price of $106.26 per share, are unconditionally guaranteed by DuPont and are not callable by us. We have reserved 941,088 shares of our common stock for conversion of the convertible subordinated notes. In the event of a fundamental change in our company, each holder of notes will have the right to require us to redeem, in cash, any or all of such holder's notes at a price equal to 100 percent of the principal amount to be redeemed. A fundamental change generally is any transaction in which all or substantially all of our common stock is exchanged for, converted into, acquired for or constitutes the right to receive, consideration which is not all or substantially all common stock listed on a national securities exchange or approved for quotation on the NASDAQ National Market. If a fundamental change were to occur, we cannot assure you that we will have sufficient funds to pay the redemption price for all the notes tendered by the holders, although DuPont would be required to pay the redemption price under its guarantee. In that case, our failure to redeem tendered notes would constitute an event of default under the indenture for the notes, and may constitute a default under the terms of other indebtedness that we may enter into from time to time. Debt issue costs of $2.4 million related to these notes are included in non-current other assets on the accompanying consolidated balance sheets and are amortized using the straight-line method, which approximates the interest method, to interest expense over the scheduled maturity period.

        On May 5, 2003, we issued and sold $125.0 million aggregate principal amount of convertible subordinated notes in a private placement. The notes were sold at par less an underwriting discount of 2.625 percent and we received net proceeds of $121.2 million. The notes are due May 15, 2008, will accrue interest at an annual rate of 1.25 percent and are convertible at any time into shares of our common stock at a conversion price of $25.595 per share. Interest on the notes is payable semi-annually on May 15 and November 15 of each year beginning November 15, 2003. We have reserved 4,883,762 shares of our common stock for conversion of the convertible subordinated notes. If a change of control occurs, each holder of notes will have the right to require us to redeem, in cash, any or all of such holder's notes at a price equal to 100 percent of the principal amount to be redeemed. A change of control is any transaction in which a person or group becomes the beneficial owner of 50% or more of our common stock or has the power to elect a majority of our board of directors, any consolidation, merger or similar transaction in which our shareholders immediately prior to the transaction hold less than a majority of the outstanding voting stock of the surviving corporation and the consideration in the merger or consolidation is not common stock listed on a national securities exchange or approved for quotation on the NASDAQ National Market, or the holders of our capital stock approve any plan or proposal for our liquidation or dissolution. A change of control will not be deemed to have occurred if the last sale price of our common stock for any five trading days during the ten trading days immediately preceding the change of control is at least equal to 105% of the conversion price of the notes. If a change of control were to occur, we cannot assure you that we will have sufficient funds to pay the redemption price for all the notes tendered by the holders. In that case, our failure to redeem tendered notes would constitute an event of default under the indenture for the notes, and may constitute a default under the terms of other indebtedness that we may enter into from time to time. Debt issue costs of $3.8 million related to these notes are included in non-current other assets on the accompanying consolidated balance sheet and are amortized using the straight-line method, which approximates the interest method, to interest expense over the scheduled maturity period. In connection with the issuance of the notes, we entered into a Registration Rights Agreement and filed a shelf registration statement covering resales of the notes and the common stock issuable upon conversion of the notes. If we fail to comply with certain of our obligations under the Registration Rights Agreement, additional interest will accrue on the affected notes at an annual rate of 0.5 percent. Also in connection with the issuance of the notes, we amended our Rights Agreement dated January 30, 2001, to provide that the issuance of the notes to the initial purchasers would not cause the initial purchasers to be Acquiring Persons (as defined in the Rights Agreement) under the Rights Agreement and therefore no Distribution Date (as defined in the Rights Agreement) under the Rights Agreement would occur as a result of the issuance of the notes to the initial purchasers.

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

        The following summarizes our contractual cash obligations as of June 30, 2003 (in millions):

	Payments Due by Fiscal Period
	Total	Year 2004	Two Years 2005-2006	Two Years 2007-2008	Beyond
Short-term and long-term borrowings	$11.2	$10.8	$0.4	$—	$—
Long-term convertible notes	225.0	—	100.0	125.0	—
Capital lease obligations	2.7	1.1	0.3	0.3	1.0
Operating leases	15.5	3.7	4.5	3.6	3.7
Other long-term obligations	3.1	—	—	—	3.1

Total contractual cash obligations	$257.5	$15.6	$105.2	$128.9	$7.8

        The following summarizes our other commercial commitments as of June 30, 2003 (in millions):

	Amount of Commitment Expiration by Fiscal Period
	Total	Year 2004	Two Years 2005-2006	Two Years 2007-2008	Beyond
Guarantees	$27.6	$27.6	$—	$—	$—
Other commercial commitments	71.6	18.1	23.9	26.1	3.5

Total commercial commitments	$99.2	$45.7	$23.9	$26.1	$3.5

        Guarantees include our portion of certain equipment leases of the RTC with future minimum lease payments aggregating approximately $2.9 million as of June 30, 2003.

        We, along with AMD and Infineon, have established the Maskhouse Building Administration GmbH & Co., or BAC, which is the owner of a state-of-the-art photomask research manufacturing facility in Dresden, Germany. We have guaranteed one-third of the BAC's construction bridge loan. The 75.0 million Euro construction bridge loan was executed in June 2002 with an original maturity date of June 13, 2003 and was amended and extended in May 2003 as described below. The construction bridge loan had 65.0 million Euro ($74.2 million as of June 30, 2003) outstanding as of June 30, 2003. During December 2002, the BAC and AMTC executed a facility agreement that included a term loan of 75.0 million Euro ($85.7 million as of June 30, 2003) and a revolving credit facility of 120.0 million Euro ($137.0 million as of June 30, 2003). As of June 30, 2003, there were no outstanding balances under either the term loan or revolving credit facility. The term loan will be used to repay the construction bridge loan and the revolving credit facility will be used for equipment purchases. We have guaranteed one-third of the term loan, or up to 25.0 million Euro ($28.6 million as of June 30, 2003), until the BAC building is occupied and lease payments begin. We have also guaranteed up to 32.0 million Euro ($36.5 million as of June 30, 2003) of the revolving credit facility. Each of these guarantees includes certain other costs as defined in the loan agreements. We will be required to honor our guarantees upon the occurrence of an event of default as defined in the loan agreements.

        Both the term loan and the revolving credit facility include a condition precedent requiring European Union approval of certain terms prior to initial drawdown. In May 2003, the construction bridge loan and the revolving credit facility were amended to provide access to funds on an interim basis pending receipt of the European Union approval. The construction bridge loan was amended to extend the final maturity from June 13, 2003 to September 30, 2003, In combination with the maturity date extension, construction bridge loan commitments of 10.0 million Euro were voluntarily canceled by the BAC, leaving total commitments of 65.0 million Euro as of May 2003. Also during May 2003, the revolving credit facility was amended to allow up to 52.0 million Euro ($59.4 million as of June 30, 2003) to be accessed on an interim basis through September 2003. There were no amendments to our guarantees in association with the amendments to the construction bridge loan and revolving credit facility. There were no outstanding balances associated with the interim revolving credit facility commitments as of June 30, 2003. In July 2003, we received approval from the European Union. As a result, we expect the term loan and the revolving credit facility to be funded and the construction bridge loan to be repaid during the first quarter of fiscal 2004.

        In May 2002, we entered into an agreement to acquire photomask production equipment from Infineon's internal photomask manufacturing operations in Munich, Germany and become Infineon's strategic photomask supplier. In consideration for the acquisition of certain photomask production assets and the agreement to supply Infineon with photomasks over the 10-year term of the agreement, we agreed to pay Infineon $53.5 million over a seven-year period ending in March 2009. We made the first $10.0 million payment associated with the agreement in April 2003. In addition, we agreed to purchase from Infineon additional photomask production equipment for approximately $28.1 million payable over a five-year period ending in December 2006. We expect to fund all payments to Infineon from cash provided by operations; however, we may elect to satisfy up to approximately $30.2 million of these amounts by issuing shares of our common stock.

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

        We have also established a profit sharing plan with the BindKey employees. Over the next three years, BindKey employees may earn amounts annually based on the annual after-tax earnings of BindKey. In addition and upon the termination of the final year subject to the profit sharing plan, the employees may earn as much as an additional $120.0 million based on the after-tax earnings of BindKey in the final year. Any amounts earned in relation to the profit sharing plan will be expensed in the period earned.

        In addition, in March 2002 we sold all of our photoblank manufacturing assets located in Poughkeepsie, New York, to Schott Lithotec AG, or Schott. We also entered into a supply agreement with Schott for a significant portion of our future purchases of photoblanks.

        We also have various purchase commitments incidental to the normal course of business, including non-refundable deposits to purchase equipment. In the aggregate, such commitments are not at prices in excess of current market.

Critical Accounting Policies

        Our critical accounting policies are as follows:

  •
  Revenue recognition

            Product revenue is recognized when both title and risk of loss transfers to the customer, provided that no significant obligations remain. Discounts and rebates are recorded as a reduction of revenue during the period they are earned by the customer. Provision is made for an estimate of product returns based on historical experience and is recorded as a reduction in revenue. Customarily, our shipping terms are FOB or FCA shipping point; however, our final terms depend upon the negotiations with our customers.

  •
  Estimates, specifically sales return allowances, the allowance for doubtful accounts receivable, allowance for excess and obsolete inventory and depreciation expense

            The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period.

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

    •
    We maintain inventory reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated market value based on assumptions of future demands and market conditions. If actual market conditions are materially less favorable than those projected by management, or if our estimates of market value are later determined to have been materially incorrect, additional inventory writedowns may be required.

    •
    Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years for equipment and 10 to 20 years for buildings. Property and equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the estimated remaining term of the lease.
  •
  Valuation of identifiable intangibles and other long-lived assets

            We assess the impairment of identifiable intangibles subject to amortization and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include the following:

    •
    Significant underperformance relative to expected historical or projected future operating results;

    •
    Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

    •
    Significant negative industry or economic trends; and

    •
    Our market capitalization relative to net book value.

            When it is determined that the carrying value of intangibles subject to amortization and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate. See Note 15 of Notes to the Consolidated Financial Statements included in "Item 8—Financial Statements and Supplementary Data" in regard to the charge of $43.2 million recorded during fiscal 2003 for reductions in the carrying value of certain long-lived assets held and used in operations.

  •
  Accounting for income taxes

            We are required to consider our income taxes in each of the tax jurisdictions in which we operate in computing our effective income tax rate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included on our consolidated balance sheets. Further, the actual annual amount of taxable income in each tax jurisdiction may differ from the estimates we use to compute the effective tax rate during our first, second and third quarters. Additionally, we evaluate the recoverability of the deferred tax assets from future taxable income and establish valuation allowances if recovery is not more likely than not. Our income tax provision on the consolidated income statements are impacted by changes in the valuation allowance. This process is complex and involves significant management judgment in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

  •
  Consolidation

            The consolidated financial statements presented herein include the accounts of DuPont Photomasks, Inc. and our controlled and wholly owned subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation. Entities that are not controlled but on which we can exercise significant influence are recorded under the equity method of accounting.

Other Matters

        In the ordinary course of business, we engage in transactions with related parties including DuPont, the RTC, AMTC, BAC and certain of our non-North America employees. Transactions with DuPont relate primarily to agreements entered into in 1996. Additionally, $1.4 million and $1.9 million of our revenue in China for fiscal 2001 and 2002, respectively, was transacted through a DuPont subsidiary in order to facilitate the collection of accounts receivable. We conduct a portion of our research and development projects by funding our proportionate share of the research efforts of the RTC and AMTC joint ventures. Additionally, we have receivables from certain of our non- North America employees related primarily to housing and automobile loans.

        In June 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 provides guidance on the accounting for recognizing, measuring and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 adjusts the timing of when a liability for termination benefits is to be recognized based on whether the employee is required to render future service. A liability for costs to terminate an operating lease or other contract before the end of its term is to be recognized when the entity terminates the contract or ceases using the rights conveyed by the contract. All other costs associated with an exit or disposal activity are to be expensed as incurred. SFAS No. 146 requires the liability to be measured at its fair value with subsequent changes in fair value to be recognized each reporting period utilizing an interest allocation approach. SFAS No. 146 nullifies the guidance of the Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The pronouncement is effective for exit or disposal activities initiated after December 31, 2002 and had no impact on our consolidated financial condition or results of operations.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires certain guarantees to be measured at fair value upon issuance and recorded as a liability. In addition, FIN 45 expands current disclosure requirements regarding guarantees issued by an entity, including tabular presentation of the changes affecting an entity's aggregate product warranty liability. Certain provisions of FIN 45 are effective December 15, 2002: others are effective after December 31, 2002. The adoption of FIN 45 had no impact on our consolidated financial condition or results of operations.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends certain provisions of SFAS No. 123 to require that disclosure of the pro forma effect of applying the fair value method of accounting for stock-based compensation be prominently displayed in an entity's accounting policy in annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 had no impact on our consolidated financial condition or results of operations.

        In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities ("VIE"). FIN No. 46 requires that if a company holds a controlling financial interest in a VIE, the assets, liabilities and results of the VIE's activities should be consolidated in the entity's financial statements. We do not expect that the adoption of FIN No. 46 will have a material impact on our consolidated financial condition or results of operations.

        In January 2003, the Securities and Exchange Commission ("SEC") issued a final rule requiring enhanced disclosure of material off-balance sheet transactions, arrangements, and other relationships with unconsolidated entities that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses. The rule also requires a tabular disclosure of future payments due under contractual commitments. The disclosure requirements for off-balance sheet transactions, arrangements and other relationships are required for fiscal years ending on or after June 15, 2003. The adoption of this pronouncement had no impact on our consolidated results of operations or financial condition. The tabular disclosure requirements for future payments due under contractual commitments are required for fiscal years ending on or after December 15, 2003. We do not expect the tabular disclosure requirements to have a material impact on our consolidated financial condition or results of operations.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except to the extent the provisions of this statement relate to previously effective SFAS No.133 implementation issues and for hedging relationships designated after June 30, 2003. We do not expect that the adoption of SFAS No. 149 will have a material impact on our consolidated financial condition or results of operations.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this pronouncement had no impact on our consolidated financial condition or results of operations.

        Foreign Currency Exposure.    Non-North America operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material effect on our consolidated results of operations. Our consolidated financial statements reflect remeasurement of items denominated in non-U.S. currencies to U.S. dollars, our functional currency. Exchange gains or losses are included in income in the period in which they occur. We monitor our exchange rate exposure and attempt to reduce such exposure by hedging. We have entered into forward contracts in currencies of the countries in which we conduct business in order to reduce such exposure. There can be no assurance that such forward contracts or any other hedging activity will be available or adequate to eliminate, or even mitigate, the impact of our exchange rate exposure. There can be no assurance that such risks will not have a material adverse impact on our liquidity and consolidated results of operations in the future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates. As of June 30, 2003, we had $100.0 million in non-interest bearing convertible subordinated notes, $125.0 million in 1.25% convertible subordinated notes and $13.1 million in interest bearing borrowings of which $11.5 million were short-term borrowings. As a result, changes in the interest rate market would change the estimated fair value of our long-term convertible notes and other interest bearing borrowings. We believe that a 10 percent change in interest rates would not have a material effect on our business, financial condition, results of operations or cash flows.

        Foreign currency exposures are primarily due to non-North America operations which are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material effect on our results of operations. Any exchange rate fluctuations can affect our margins since we may have imbalances between some foreign currency denominated revenue and expenses. Our consolidated financial statements reflect remeasurement of items denominated in non-U.S. currencies to U.S. dollars, our functional currency. Exchange gains or losses are included in income in the period in which they occur. We monitor our exchange rate exposure and attempt to reduce such exposure by hedging. We have entered into forward contracts in currencies of the countries in which we conduct business in order to reduce such exposure. As of June 30, 2003, the fair value of our forward foreign exchange contracts outstanding was $29.1 million with an unrealized loss recorded in the consolidated income statement of $0.4 million for 2003. These instruments may involve elements of credit and market risk in excess of the amounts recognized in the consolidated financial statements. We believe that a 10 percent change in exchange rates would not have a material effect on our business, financial condition, results of operations or cash flows. We monitor our positions and the credit quality of counter-parties, consisting primarily of major financial institutions, and do not anticipate nonperformance by any counter-party, although nonperformance could occur. There can be no assurance that such forward contracts or any other hedging activity will be available or adequate to eliminate, or even mitigate, the impact of our exchange rate exposure. There can be no assurance that such risks will not have a material adverse impact on our liquidity and results of operations in the future.

Financial Risk Management

        Our international revenue are subject to inherent risks, including fluctuations in local economies; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in the repatriation of earnings; and burdens of complying with a wide variety of foreign laws. Some of our sales outside of North America are denominated in local currencies, and accordingly, we are subject to the risks associated with fluctuations in currency rates. In general, increases in the value of the dollar against foreign currencies decrease the U.S. dollar value of foreign sales requiring us either to increase our price in the local currency, which could render our product prices noncompetitive, or to suffer reduced revenue and gross margins as measured in U.S. dollars. Our foreign currency-hedging program is not designed to hedge the margin risks associated with foreign exchange rate changes. Our hedging is comprised of foreign currency forward exchange contracts utilized to mitigate the risks associated with foreign currency fluctuations on certain balance sheet exposures. However, the hedging program will not eliminate all of our foreign exchange risks.

        The marketplace for our products dictates that we maintain inventories of raw materials. Therefore, inventory obsolescence is a risk for us due to frequent engineering changes, shifting customer demand, the emergence of new industry standards and rapid technological advances including the introduction by our competitors or us of products embodying new technology. While we maintain valuation allowances for excess and obsolete inventory and management continues to monitor the adequacy of such valuation allowances, there can be no assurance that such valuation allowances will be sufficient.

        As of June 30, 2003, we had outstanding foreign short-term borrowings, including capital lease obligations, totaling $11.4 million. As of June 30, 2003, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

        As of June 30, 2003 we had $100.0 million of convertible subordinated notes outstanding due in July 2004. The notes have no stated interest, are convertible at any time into shares of our common stock at a conversion price of $106.26 per share, are unconditionally guaranteed by DuPont and are not callable by us. In the event of a fundamental change in our company, each holder of notes will have the right to require us to redeem, in cash, any or all of such holder's notes at a price equal to 100 percent of the principal amount to be redeemed. A fundamental change generally is any transaction in which all or substantially all of our common stock is exchanged for, converted into, acquired for or constitutes the right to receive, consideration which is not all or substantially all common stock listed on a national securities exchange or approved for quotation on the NASDAQ National Market. If a fundamental change were to occur, we cannot assure you that we will have sufficient funds to pay the redemption price for all the notes tendered by the holders, although DuPont would be required to pay the redemption price under its guarantee. In that case, our failure to redeem tendered notes would constitute an event of default under the indenture for the notes, and may constitute a default under the terms of other indebtedness that we may enter into from time to time.

        In addition, we issued and sold $125.0 million aggregate principal amount of convertible subordinated notes in a private placement in May 2003. The notes are due May 15, 2008, will accrue interest at an annual rate of 1.25 percent and are convertible at any time into shares of our common stock at a conversion price of $25.595 per share. Interest on the notes is payable semi-annually on May 15 and November 15 of each year beginning November 15, 2003. If a change of control occurs, each holder of notes will have the right to require us to redeem, in cash, any or all of such holder's notes at a price equal to 100 percent of the principal amount to be redeemed. A change of control is any transaction in which a person or group becomes the beneficial owner of 50% or more of our common stock or has the power to elect a majority of our board of directors, any consolidation, merger or similar transaction in which our shareholders immediately prior to the transaction hold less than a majority of the outstanding voting stock of the surviving corporation and the consideration in the merger or consolidation is not common stock listed on a national securities exchange or approved for quotation on the NASDAQ National Market, or the holders of our capital stock approve any plan or proposal for our liquidation or dissolution. If a change of control were to occur, we cannot assure you that we will have sufficient funds to pay the redemption price for all the notes tendered by the holders. In that case, our failure to redeem tendered notes would constitute an event of default under the indenture for the notes, and may constitute a default under the terms of other indebtedness that we may enter into from time to time. In connection with the issuance of the notes, we entered into a Registration Rights Agreement and filed a shelf registration statement covering resales of the notes and the common stock issuable upon conversion of the notes. If we fail to comply with certain of our obligations under the Registration Rights Agreement, additional interest will accrue on the affected notes at an annual rate of 0.5 percent.

Item 8. Financial Statements and Supplementary Data

        The information required by this Item is included in Part IV, Item 14 (a) (1) and (2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        Our chief executive officer and our chief financial officer, based on their evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this report on Form 10-K of DuPont Photomasks, Inc., believe that our disclosure controls and procedures were effective. There were no significant changes in internal control over financial reporting or in other factors during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

        Information with respect to the following Items is incorporated by reference to our proxy statement to be filed in connection with our 2003 annual meeting of stockholders. However, information regarding executive officers is listed below pursuant to General Instruction G of this Form 10-K.

Item 10. Directors and Executive Officers

EXECUTIVE OFFICERS

        The following table sets forth as of June 30, 2003, the name, age and position with DuPont Photomasks of each person who is an executive officer of DuPont Photomasks.

Name	Age	Position(s)
Marshall C. Turner	61	Chairman of our Board and Chief Executive Officer
Craig W. Kokjohn	51	Executive Vice President—Worldwide Operations
James W. Boeckman	41	Executive Vice President, General Counsel and Secretary
James R. Northup	42	Executive Vice President—Worldwide Sales
Satish Rishi	43	Executive Vice President—Finance and Chief Financial Officer

        Marshall C. Turner is Chairman of our Board and became our Chief Executive Officer in June 2003. Mr. Turner is a director of the AllianceBernstein Technology Fund, Inc. He is also the Chairman of the Board of the Smithsonian's National Museum of Natural History, and a director of the George Lucas Educational Foundation. From 1981 through 1998, he was a founding general partner of Taylor & Turner Associates, Ltd., the general partner of several venture partnerships. He served on an interim basis from June 1999 to May 2000 as the Chairman of our Board of Directors and Chief Executive Officer. He holds a Bachelor's Degree in Mechanical Engineering and a Master's Degree in Product Design from Stanford University, and a Master's Degree in Business Administration from Harvard University. He has been one of our directors since April 1996.

        Craig W. Kokjohn is our Executive Vice President—Worldwide Operations. In 1973, Mr. Kokjohn began his career at DuPont in the electronics business unit, where he held a variety of technical sales and sales management, technical service management, and product management positions. In December 1988, Mr. Kokjohn joined us as the general manager of our Kokomo facility. In addition, he subsequently held executive-level sales positions as Vice President—U.S. Sales, Vice President—U.S. Operations and Executive Vice President—Global Sales. He holds a Bachelor's Degree in Chemical Engineering from the University of Iowa.

        James W. Boeckman is our Executive Vice President, General Counsel and Secretary and joined us in July 2002. Prior to joining us, he was a partner in the Corporate and Securities Practice Group of Vinson & Elkins L.L.P. for five years and served as co-chair of the firm's Technology Transactions and Licensing practice group. Prior to joining Vinson & Elkins L.L.P., Mr. Boeckman served as Senior Regional Counsel for the Asia-Pacific region for Electronic Data Systems Corporation. Mr. Boeckman graduated summa cum laude with a B.A. from Westminster College and with high honors from The University of Texas School of Law.

        James R. Northup is our Executive Vice President—Worldwide Sales and joined us in January 2002. A 19-year industry veteran, Mr. Northup most recently served as President and Chief Executive Officer of Gray Scale Technologies, a privately held company that develops and markets gray-scale processing and photoblank technology for phase shift masks. Previous to that, he spent 10 years at Photronics, Inc., a supplier of photomasks, where his last position was President. He began his career in semiconductor fab operations at AT&T Technologies and Spectrum Technologies. Mr. Northup holds a B.S. with honors in chemical engineering from the University of Rhode Island.

        Satish Rishi is our Executive Vice President—Finance and Chief Financial Officer and joined us in November 2001. Most recently, he served as Vice President and Assistant Treasurer at Dell Computer Corporation. Previous to Dell, Mr. Rishi spent 13 years at Intel Corporation, where he held financial management positions of increasing responsibility, both in the United States and overseas. His last position at Intel was Assistant Treasurer. Mr. Rishi holds an M.B.A. from the University of California at Berkeley and a B.S. with honors in mechanical engineering from Delhi University in Delhi, India.

        Our executive officers are appointed annually by our Board of Directors in accordance with our Bylaws.

        In June 2003 our Board of Directors approved a code of ethics for our senior executives, including our principal executive officer, principal financial officer, and principal accounting officer or controller (as those terms are used in the applicable SEC rules). A copy of our code of ethics is filed as an exhibit to this annual report. The code of ethics supplements our existing business ethics policies and procedures that are applicable to all of our employees

        Further information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned "Election of Directors" and "Compliance With Section 16(a) of the Exchange Act."

Item 11. Executive Compensation

        The information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned "Executive Compensation and Other Information", "Director Compensation" and "Employment Contracts."

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this Item is incorporated by reference to the Proxy Statement under the section captioned "Beneficial Ownership of Securities."

Item 13. Certain Relationships and Related Transactions

        The information required by this Item is incorporated by reference to the Proxy Statement under the section captioned "Transactions and Relationship Between Us and DuPont."

Item 14. Principal Accountant Fees and Services

        The information required by this Item is incorporated by reference to the Proxy Statement under the section captioned "Ratification of Selection of Independent Accountants."

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)   The following documents are filed as a part of this Form 10-K:

          (1)   Consolidated Financial Statements. The following consolidated financial statements of DuPont Photomasks, Inc., as of June 30, 2002 and 2003 and for the years ended June 30, 2001, 2002 and 2003 are filed as part of this Form 10-K on the pages indicated:

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

Exhibit Number	Description of Exhibit
3.1.1	Certificate of Incorporation of the Company, as amended and restated on April 3, 1996. (A)
3.1.2	Amendment to the Certificate of Incorporation of the Company. (E)
3.2	Bylaws, as amended on October 26, 1999. (E)
3.2.1	Amendments to the Bylaws Of DuPont Photomasks, Inc. as approved by the Board Of Directors on June 23, 2003.
4.1	Specimen Certificate for Common Stock. (A)
4.2	Form of Indenture, between DuPont Photomasks, Inc. and Chase Bank of Texas, N.A., as trustee, including the form of Convertible Subordinated Notes due July 24, 2004 attached as Exhibit A thereto. (K)
4.3	Indenture, between DuPont Photomasks, Inc. and JPMorgan Chase Bank, as trustee, including Form of 1.25% Convertible Subordinated Notes due 2008 (144A Global Note and Reg S. Global Note). (I)
4.4	Rights Agreement, dated as of January 30, 2001, between DuPont Photomasks, Inc. and EquiServe Trust Company, N.A., as Rights Agent, together with the following exhibits thereto: Exhibit A-Form of Certificate of Designation of Series A Junior Participating Preferred Stock of DuPont Photomasks, Inc.; Exhibit B-Form of Right Certificate; Exhibit C-Summary of Rights to Purchase Shares of Preferred Stock of DuPont Photomasks, Inc. (J)
4.5	Amendment No. 1 to Rights Agreement, between DuPont Photomasks, Inc. and EquiServe Trust Company, N.A., as Rights Agent, dated as of April 29, 2003. (I)
4.6	Registration Rights Agreement among DuPont Photomasks, Inc., Credit Suisse First Boston LLC and Lehman Brothers Inc. dated as of May 5, 2003. (I)
10.1	Transitional Administrative Services Agreement between the Company and E.I. du Pont de Nemours and Company dated as of January 1, 1996. (A)
10.2	Environmental Indemnification Agreement between the Company and E. I. du Pont de Nemours dated April 30, 1996. (A)
10.3	Amended Bonus Plan, as adopted by the Company's Board of Directors on October 28, 1996. (B)
10.4	Second Amended and Restated Non-employee Directors Stock Option Plan as adopted by the Company's Board of Directors on July 27, 1998. (C)
10.5	Amended and Restated Stock Performance Plan as adopted by the Company's Board of Directors on June 9, 1997. (B)
10.6	Founders Stock Option Plan, as adopted by the Company's Board of Directors on March 26, 1996. (A)
10.7	Registration Rights Agreement between the Company and DuPont Chemical and Energy Operations, Inc. dated as of December 31, 1995. (A)
10.8	Tax Indemnification Agreement among the Company, DuPont Chemical and Energy Operations, Inc. and E. I. du Pont de Nemours and Company dated May 14, 1996. (A)
10.9	Research, Development and Consulting Agreement between the Company and E. I. du Pont de Nemours and Company dated as of January 1, 1996. (A)
10.10	Business Transfer Agreement between DuPont Korea, Ltd. and DuPont Photomasks Korea, Ltd. dated December 22, 1995. (A)
10.11	Corporate Tradename and Trademark Agreement between the Company and E. I. du Pont de Nemours and Company dated May 7, 1998. (C)
10.11.1	Amendment to Corporate Tradename and Trademark Agreement between the Company and E. I. du Pont de Nemours and Company dated March 5, 2001.
10.12	Amended 1997 Stock Option and Restricted Stock Plan as adopted by the Company's Board of Directors on September 2, 1999. (D)
10.13	1998 Employee Stock Purchase Plan as adopted by the Company's Board of Directors on July 27, 1998. (C)

10.14	2000 Employment Agreement with Peter S. Kirlin dated May 2, 2000. (F)
10.15	2000 Employment Agreement with Preston M. Adcox dated July 19, 2000. (F)
10.16	DuPont Research Agreement dated April 21, 2000 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). (F)
10.17	Teflon AF Agreement dated July 1, 2000 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). (F)
10.18	Blank Supply Agreement dated March 31, 2002 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). (G)
10.19	DPI Dresden Equipment Purchase and DPI/IFX Supply Agreement dated May 15, 2002, as amended, by and among DuPont Photomasks, Inc., Blitz 02-210 GmbH and Infineon Technologies AG. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). (G)
10.20	2002 Employment Agreement with James Northup dated December 27, 2001. (H)
10.21	2002 Employment Agreement with Satish Rishi dated October 11, 2001. (H)
10.22	2003 Employment Agreement with Marshall C. Turner dated September 10, 2003
10.23	Form of Indemnification Agreement between the Company and its Directors and Officers
11	Statement re Computation of Per Share Earnings (Loss)
14	Code of Ethics for Senior Executives of DuPont Photomasks, Inc.
21	List of principal subsidiaries of the Company
23	Consent of PricewaterhouseCoopers LLP
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        A letter above indicates an exhibit previously filed with the Securities and Exchange Commission as an exhibit to the filing described below and is incorporated herein by reference.

Letter	Definition
(A)	Registration Statement on Form S-1, Registration No. 333-33869 ("IPO Registration Statement").
(B)	Annual Report on Form 10-K for the year ended June 30, 1997 ("1997 Form 10-K").
(C)	Annual Report on Form 10-K for the year ended June 30, 1998 ("1998 Form 10-K").
(D)	Annual Report on Form 10-K for the year ended June 30, 1999 ("1999 Form 10-K").
(E)	Form 8-A12 G/A on June 23, 2000 ("2000 Form 8-A").
(F)	Annual Report on Form 10-K for the year ended June 30, 2000 ("2000 Form 10-K").
(G)	Annual Report on Form 10-K for the year ended June 30, 2001 ("2001 Form 10-K").
(H)	Annual Report on From 10-K for the year ended June 30, 2002 ("2002 Form 10-K").
(I)	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 ("March 31, 2003 Form 10-Q").
(J)	Form 8-A12B on January 30, 2001 ("2001 Form 8-A12B").
(K)	Amendment No. 2 to Form S-3 filed on July 19, 2000 ("Amendment No. 2 to Form S-3").
  (b)
  Reports on Form 8-K:

        Our report on Form 8-K, dated April 15, 2003, reporting our announcements on April 11, 2003 and April 15, 2003, respectively, regarding (i) our preliminary financial results for the fiscal quarter ended March 31, 2003 and certain other information and (ii) our financial results for the fiscal quarter ended March 31, 2003 and certain other information.

        Our report on Form 8-K, dated April 30, 2003, reporting our announcement on April 29, 2003 regarding (i) our intention to offer $100.0 million aggregate principal amount of convertible subordinated notes due 2008 in a private placement (the "Offering") and (ii) our pricing of the previously announced Offering and that the size of the Offering had increased from $100.0 million to $105.0 million.

        Our report on Form 8-K, dated May 5, 2003, reporting our announcement on May 5, 2003, regarding our completion of the private placement of $125.0 million aggregate principal amount of our convertible subordinated notes due 2008.

        Our report on Form 8-K, dated June 26, 2003, reporting our announcement on June 25, 2003, that (i) Peter S. Kirlin, Ph.D., had resigned as chairman and chief executive officer and that the board of directors elected Marshall C. Turner as chairman of the board and chief executive officer and (ii) revenue for the fourth quarter of fiscal 2003, ending June 30, 2003, was currently tracking to the low end of the range of previous guidance, or $80.0 million, and our plans to report full fourth quarter results on Wednesday, July 23, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Date: September 10, 2003	DUPONT PHOTOMASKS, INC.
	By:	/s/ SATISH RISHI Satish Rishi Executive Vice President—Finance and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated:

Name	Title	Date

/s/ MARSHALL C. TURNER Marshall C. Turner	Chairman of our Board and Chief Executive Officer (Principal Executive Officer)	September 10, 2003
/s/ SATISH RISHI Satish Rishi	Executive Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	September 10, 2003
/s/ PRESTON M. ADCOX Preston M. Adcox	Director	September 10, 2003
/s/ ROBERT J. BOEHLKE Robert J. Boehlke	Director	September 10, 2003
/s/ ISABELLA C.M. CUNNINGHAM, PH.D. Isabella C.M. Cunningham, Ph.D.	Director	September 10, 2003
/s/ E. JAMES PRENDERGAST E. James Prendergast	Director	September 10, 2003
/s/ SUSAN VLADUCHICK SAM Susan Vladuchick Sam	Director	September 10, 2003
/s/ JOHN C. SARGENT John C. Sargent	Director	September 10, 2003
/s/ WILLIAM T. SIEGLE William T. Siegle	Director	September 10, 2003

Report of Independent Auditors

        To the Board of Directors and Stockholders of DuPont Photomasks, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 34 present fairly, in all material respects, the financial position of DuPont Photomasks, Inc. and its subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 35 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, in fiscal year 2001 the Company changed its revenue recognition for certain product shipments.

/s/ PricewaterhouseCoopers LLP

Austin, Texas
July 22, 2003

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(Dollars in thousands, except share data)

	Year Ended June 30,
	2001	2002	2003
Revenue, net	$407,946	$341,911	$323,118
Cost of goods sold	276,657	271,968	293,303
Selling, general and administrative expense	48,621	41,151	43,880
Research and development expense	32,220	30,295	29,651
Special charges	36,101	7,393	26,135
Impairment of long-lived assets	—	—	43,243

Operating profit (loss)	14,347	(8,896)	(113,094)
Income (loss) on warrants, net	10,687	(238)	—
Gain on sale of assets	—	10,350	—
Other income (expense), net	2,017	1,199	(872)

Income (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	27,051	2,415	(113,966)
Provision for (benefit from) income taxes	5,275	(8,564)	(2,243)

Income (loss) before minority interest and cumulative effect of change in accounting principle	21,776	10,979	(111,723)
Minority interest in income of joint ventures	(6,177)	(6,949)	(1,787)

Income (loss) before cumulative effect of change in accounting principle	15,599	4,030	(113,510)
Cumulative effect of change in accounting principle	(481)	—	—

Net income (loss)	$15,118	$4,030	$(113,510)

Basic earnings (loss) per share:
Before cumulative effect of change in accounting principle	$0.90	$0.23	$(6.30)

After cumulative effect of change in accounting principle	$0.87	$0.23	$(6.30)

Weighted average shares outstanding	17,393,505	17,877,016	18,016,103

Diluted earnings (loss) per share:
Before cumulative effect of change in accounting principle	$0.86	$0.22	$(6.30)

After cumulative effect of change in accounting principle	$0.83	$0.22	$(6.30)

Weighted average shares outstanding	18,561,555	18,134,720	18,016,103

The accompanying notes are an integral part of these consolidated financial statements.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$138,918	$250,355
Accounts receivable, trade, net	62,498	54,312
Accounts receivable, related parties	4,013	996
Inventories, net	11,633	13,434
Deferred income taxes	5,416	4,454
Prepaid expenses and other current assets	34,157	12,705

Total current assets	256,635	336,256
Assets held for sale	4,870	5,087
Property and equipment, net	457,277	379,582
Accounts receivable, related parties	1,164	1,048
Deferred income taxes	19,605	31,328
Other assets, net	33,244	46,006

Total assets	$772,795	$799,307

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$51,376	$56,135
Accounts payable, related parties	5,163	4,553
Short-term borrowings	11,795	11,903
Income taxes payable	4,056	884
Other accrued liabilities	50,946	49,359

Total current liabilities	123,336	122,834
Long-term borrowings	2,864	1,973
Long-term convertible notes	100,000	225,000
Deferred income taxes	25,830	38,152
Other liabilities	7,458	6,967
Minority interest in net assets of joint ventures	43,644	45,436

Total liabilities	303,132	440,362

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 17,927,294 and 18,064,964 issued and outstanding, respectively	179	181
Additional paid-in capital	314,430	317,220
Retained earnings	155,054	41,544

Total stockholders' equity	469,663	358,945

Total liabilities and stockholders' equity	$772,795	$799,307

The accompanying notes are an integral part of these consolidated financial statements.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended June 30,
	2001	2002	2003
Cash flows from operating activities:
Net income (loss)	$15,118	$4,030	$(113,510)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	79,192	92,166	99,996
Special charges	36,101	7,393	26,135
Impairment of long-lived assets	—	—	43,243
Gain on sale of assets	—	(10,350)	—
Tax benefit from employee stock options	11,121	357	—
(Income) loss on warrants, net	(10,687)	238	—
Minority interest in income of joint ventures	6,177	6,949	1,787
Deferred income taxes	(10,198)	9,570	1,562
Other	4,440	(936)	(9,289)
Changes in assets and liabilities:
Accounts receivable, trade, net	(14,542)	(19,011)	1,303
Accounts receivable, related parties	292	(2,826)	3,018
Inventories, net	(3,444)	(106)	(1,800)
Prepaid expenses and other current assets	3,646	(29,208)	24,393
Other assets, net	—	—	(4,598)
Accounts payable, trade	(22,926)	(2,939)	5,461
Accounts payable, related parties	3,063	(1,797)	(4,627)
Other accrued liabilities	12,920	9,148	(17,278)
Other liabilities	22,500	—	—

Net cash provided by operating activities	132,773	62,678	55,796
Cash flows from investing activities:
Additions of property and equipment, net	(111,202)	(95,793)	(67,526)
Proceeds from sales of warrants and investments	9,005	1,611	105
Proceeds from sale of assets	—	29,578	1,975
Payments for acquisitions and investments	—	(10,476)	(1,983)

Net cash used in investing activities	(102,197)	(75,080)	(67,429)

Cash flows from financing activities:
Proceeds from borrowings, net	104,031	10,646	124,753
Payments of borrowings	(4,642)	(6,183)	(4,722)
Proceeds from borrowings, related parties	25,000	—	—
Payments of borrowings, related parties	(175,000)	—	—
Proceeds from issuance of common stock, net	103,813	—	—
Proceeds from issuance of common stock under employee plans	14,198	3,639	2,792
Decrease in minority interest in net assets of joint ventures	—	—	(100)

Net cash provided by financing activities	67,400	8,102	122,723

Effect of exchange rate changes on cash	(1,589)	4,628	347

Net increase in cash and cash equivalents	96,387	328	111,437
Cash and cash equivalents at beginning of year	42,203	138,590	138,918

Cash and cash equivalents at end of year	$138,590	$138,918	$250,355

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$602	$766	$595

Taxes, net	$2,963	$1,855	$(21,527)

The accompanying notes are an integral part of these consolidated financial statements.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2000	15,767,813	$158	$179,591	$135,906	$—	$315,655
Contribution of capital	—	—	11,121	—	—	11,121
Issuance of common stock under employee plans	616,862	6	16,252	—	—	16,258
Issuance of common stock	1,422,222	14	103,799	—	—	103,813
Net income	—	—	—	15,118	—	15,118
Unrealized gain on warrants	—	—	—	—	8,355	8,355
Reclassification of gain on warrants to net income	—	—	—	—	(8,355)	(8,355)

Balance as of June 30, 2001	17,806,897	178	310,763	151,024	—	461,965
Contribution of capital	—	—	357	—	—	357
Issuance of common stock under employee plans	120,397	1	3,310	—	—	3,311
Net income	—	—	—	4,030	—	4,030

Balance as of June 30, 2002	17,927,294	179	314,430	155,054	—	469,663
Issuance of common stock under employee plans	137,670	2	2,790	—	—	2,792
Net loss	—	—	—	(113,510)	—	(113,510)

Balance as of June 30, 2003	18,064,964	$181	$317,220	$41,544	$—	$358,945

The accompanying notes are an integral part of these consolidated financial statements.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

1.     Organization and Summary of Significant Accounting Policies

        Business:    DuPont Photomasks, Inc., or the Company, was incorporated in Texas on June 25, 1985, and was reincorporated in Delaware on December 31, 1995. Our principal business is the manufacture and sale of photomasks, high-purity quartz or glass plates containing precision images of integrated circuits, to semiconductor manufacturers.

        Principles of Consolidation:    The consolidated financial statements include the accounts of the Company and our controlled and wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. The minority interest impact is reflected in minority interest in income of joint ventures and is the partners' share of controlled joint venture operations. We currently have four joint ventures that are not controlled. They consist of the DPI Reticle Technology Center, L.L.C., or RTC, that is 25 percent owned, DuPont Dai Nippon Engineering that is 50 percent owned, the Advanced Mask Technology Center GmbH & Co. KG, or AMTC, that is 33 percent owned, and the Maskhouse Building Administration GmbH & Co. KG, or BAC, that is 33 percent owned; all are recorded using the equity method of accounting. Investments of $2,850 and $5,069 in the AMTC as of June 30, 2002 and 2003, respectively, and investments of $2,819 and $6,713 in the BAC as of June 30, 2002 and 2003, respectively, are recorded in other assets, net. We have no investments in the RTC and DuPont Dai Nippon Engineering. We record our share of the costs related to the RTC, AMTC and BAC in cost of goods sold and research and development expense.

        Revenue Recognition:    Product revenue is recognized when both title and risk of loss transfers to the customer, provided that no significant obligations remain. Discounts and rebates are recorded as a reduction of revenue during the period they are earned by the customer. Provision is made for an estimate of product returns based on historical experience and is recorded as a reduction in revenue. Customarily, our shipping terms are FOB or FCA shipping point; however, our final terms depend upon the negotiations with our customers.

        Effective July 1, 2000, the Company changed its accounting for revenue recognition in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements. Previously, the Company had recognized revenue at the date of shipment. Under the new accounting method adopted retroactive to July 1, 2000, the Company now recognizes product revenue when both title and risk of loss transfers to the customer, which generally occurs when the product reaches its destination, provided that no significant obligations remain. The cumulative effect of the change on prior years' retained earnings resulted in a charge to income for 2001 of $481 (net of income taxes of $187).

        Cash and Cash Equivalents:    Cash and cash equivalents include highly liquid investments with maturities of three months or less at the date of acquisition.

        Investments:    The Company's investments, other than those considered derivative instruments, are classified as available-for-sale securities and reported at fair value. Unrealized gains and losses are reported, net of taxes, as a component of stockholders' equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. The specific identification method is used to determine the cost of securities sold. Realized gains and losses on available for sale investments are included in other income (expense), net in the accompanying consolidated income statements when realized. As of June 30, 2002, there were $36 of investments reflected in the accompanying consolidated balance sheet. As of June 30, 2003, there were $179 of investments reflected in the accompanying consolidated balance sheet. Investments which are considered derivative instruments are carried at fair value. Changes in fair value are recorded through current earnings.

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

        The derivatives we held as of June 30, 2003 do not qualify for hedge accounting treatment and all of the changes in fair value are included in other income (expense), net in the period in which they occur.

        Accounts Receivable, Trade, net:    We provide an allowance for doubtful accounts based upon an estimate of uncollectible accounts. Accounts receivable, trade are net of allowances for doubtful accounts of $1,243 and $1,012 as of June 30, 2002 and 2003, respectively. We recorded bad debt expense (recovery) of $862, $(255) and $245 in selling, general and administrative expense for fiscal 2001, 2002 and 2003, respectively.

        Inventories, net:    Inventories, net, which are substantially all raw materials, are stated at the lower of cost or market. Cost is determined using standard costs, which approximate the first in, first out, or FIFO, method. Cost includes the acquisition cost of purchased components, parts and subassemblies, labor and overhead. Market with respect to raw materials, is replacement cost and, with respect to work-in-process and finished goods, is net realizable value. Inventories are net of allowances for obsolescence and shrinkage of $646 and $703 as of June 30, 2002 and 2003, respectively.

        Property and Equipment, net:    Property and equipment are stated at cost. Property and equipment under capital leases are stated at the present value of future minimum lease payments. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years for equipment and 10 to 20 years for buildings. Property and equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the estimated remaining term of the lease. The gross value of property and equipment and related accumulated depreciation are eliminated at the date of disposal, and the resulting gain or loss is included in income. Assets held for sale relate to our Gresham, Oregon facility and other equipment. We are actively marketing these assets and will sell the assets after appropriate evaluation of all proposals. Maintenance and repairs are charged to operations; replacements and betterments are capitalized.

        Goodwill and Other Intangible Assets, net:    Intangible assets, net are included in other assets, net and aggregate $20,871 and $15,099 as of June 30, 2002 and 2003, respectively. They are amortized using the straight-line method over their estimated useful lives ranging from two to eight years. Accumulated amortization was $16,632 and $22,405 as of June 30, 2002 and 2003, respectively. The accompanying consolidated income statements reflect amortization expense of $5,509, $5,284 and $5,773 for 2001, 2002, and 2003, respectively. Goodwill aggregated $1,993 as of June 30, 2002 and 2003, respectively. Goodwill is not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets.

        Accounts Payable, Trade:    Included in accounts payable, trade as of June 30, 2002 and 2003, are bank overdrafts of $6,297 and $3,111, respectively, due to outstanding checks and the timing of cash replenishments. The remaining balance represents trade liabilities with due dates of less than one year.

        Customer Prepayments:    Customer prepayments, included in other accrued liabilities and other liabilities, are refundable deposits made by our customers to prepay for future purchases to be made at the then current pricing of our products. The prepayment is applied in accordance with the customer's contract and is based on the delivered volume multiplied by the then current price of the specific purchases. The unused portion of the prepayment, if any, will be refunded to the customer if purchases aggregating the amount of the prepayment have not been made within a mutually agreed-upon period.

        Fair Value of Financial Instruments:    The carrying amounts reflected in the accompanying balance sheets for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, short-term borrowings and other liabilities approximate fair value due to the short-term nature of the instruments. As of June 30, 2003, we estimated the fair value of our long-term convertible notes to be $224,219 based on third-party broker quotes.

        Selling, General and Administrative Expense:    Included in selling, general and administrative expense are shipping and handling costs of $5,181, $4,863 and $4,357, for 2001, 2002 and 2003, respectively.

        Research and Development Expense:    Research and development costs are expensed as incurred. Research and development costs consist primarily of employee costs, cost of consumed materials, depreciation, engineering related costs and our share of costs of the RTC and AMTC joint ventures.

        Foreign Currencies:    We have determined that the United States, or U.S., dollar is the functional currency of our worldwide operations. Monetary assets and liabilities denominated in non-U.S. currencies are remeasured at current rates into U.S. dollars and the resulting exchange gains and losses are included in income in the period they occur. Nonmonetary assets and liabilities are remeasured by using historical exchange rates, the rates in effect when the transactions occurred, and the resulting exchange gains and losses are included in income in the period they occur. Net transaction gains (losses) were $291, $(517) and $(580) for 2001, 2002 and 2003, respectively. Net remeasurement gains (losses) were $(1,306), $273 and $(551) for 2001, 2002 and 2003, respectively.

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

        Comprehensive Income:    Comprehensive income is comprised of two components, net income (loss) and other comprehensive income. Other comprehensive income consists of unrealized gains and losses on certain debt and equity securities, if any.

        Use of Estimates:    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions, based upon all known facts and circumstances, that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Impairment of Long-Lived Assets:    Statement of Financial Accounting Standard, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. We adopted SFAS No. 144 on July 1, 2002. The adoption of SFAS No. 144 had no impact on our consolidated financial condition or results of operations.

        In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying value of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented on the balance sheet and reported at the lower of the carrying value or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

        Prior to the adoption of SFAS No. 144, we accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

        See note 15 in regard to the charge of $43,243 recorded during 2003 for reductions in the carrying value of certain long-lived assets held and used in operations.

        Reclassifications:    Certain prior year balances have been reclassified to conform to current year presentation.

        Employee Plans:    We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for our stock performance plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. We also have an Employee Stock Purchase Plan. SFAS No. 123, Accounting for Stock Based Compensation, established accounting and disclosure requirement alternatives which involve using a different accounting method for expensing the calculated value of option awards. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic-value-based method of accounting described above, and have adopted only the disclosure requirements of SFAS No. 123. We use the Black-Scholes model to calculate pro forma expense for disclosure purposes. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates which are based upon historical volatility rates. Because our employee stock options and Employee Stock Purchase Plan shares have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options and Employee Stock Purchase Plan shares.

        SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, amends the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to our stock-based employee compensation plans in each period.

	2001	2002	2003
Net income (loss):
As reported	$15,118	$4,030	$(113,510)
Deduct total stock-based employee compensation expense determined under the Black-Scholes valuation method for all awards, net of tax	(21,096)	(15,905)	(15,953)

Pro forma net loss	$(5,978)	$(11,875)	$(129,463)

Basic earnings (loss) per share:
As reported	$0.87	$0.23	$(6.30)

Pro forma	$(0.34)	$(0.66)	$(7.19)

Diluted earnings (loss) per share:
As reported	$0.83	$0.22	$(6.30)

Pro forma	$(0.34)	$(0.66)	$(7.19)

        Stock options to acquire 1,189,243, 2,128,690, and 4,121,925 shares for 2001, 2002, and 2003, respectively, were not included in the computations of diluted EPS because the effect of including these stock options would have been anti-dilutive. For the years ended June 30, 2002 and 2003, respectively, the effect of the convertible notes were not included in the computations of diluted EPS because the effect of including the convertible notes would have been anti-dilutive. These options and the convertible notes may become dilutive in the future.

        Recently Issued Accounting Pronouncements:    In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 provides guidance on the accounting for recognizing, measuring and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 adjusts the timing of when a liability for termination benefits is to be recognized based on whether the employee is required to render future service. A liability for costs to terminate an operating lease or other contract before the end of its term is to be recognized when the entity terminates the contract or ceases using the rights conveyed by the contract. All other costs associated with an exit or disposal activity are to be expensed as incurred. SFAS No. 146 requires the liability to be measured at its fair value with subsequent changes in fair value to be recognized each reporting period utilizing an interest allocation approach. SFAS No. 146 nullifies the guidance of the Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). We have adopted SFAS No. 146 for events initiated subsequent to December 31, 2002 (see note 14).

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be measured at fair value upon issuance and recorded as a liability. In addition, FIN 45 expands current disclosure requirements regarding guarantees issued by an entity, including tabular presentation of the changes affecting an entity's aggregate product warranty liability. Certain provisions of FIN 45 are effective December 15, 2002; others are effective after December 31, 2002 (see note 19 and 20). The adoption of FIN 45 had no impact on our consolidated financial condition or results of operations.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends certain provisions of SFAS No. 123 to require that disclosure of the pro forma effect of applying the fair value method of accounting for stock-based compensation be prominently displayed in an entity's accounting policy in annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements (see note 1). The adoption of SFAS No. 148 had no impact on our consolidated financial condition or results of operations.

        In January 2003, the FASB issued FIN No. 46 Consolidation of Variable Interest Entities ("VIE"), which requires that if a company holds a controlling financial interest in a VIE, the assets, liabilities and results of the VIE's activities should be consolidated in the entity's financial statements. We do not expect that the adoption of FIN No. 46 will have a material impact on our consolidated financial condition or results of operations.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except to the extent the provisions of this statement relate to previously effective SFAS No. 133 implementation issues and for hedging relationships designated after June 30, 2003. We do not expect that the adoption of SFAS No. 149 will have a material impact on our consolidated financial condition or results of operations.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this pronouncement had no impact on our consolidated financial condition or results of operations.

2.     Derivative Instruments and Hedging Activities

        Forward foreign exchange contracts are utilized to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures, and are, therefore, held primarily for purposes other than trading. These foreign exchange contracts do not qualify for hedge accounting under SFAS No. 133, as amended. Unrealized gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts designated to offset certain non-U.S. dollar denominated assets and liabilities are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change. These gains and losses offset the foreign currency exchange gains and losses on the underlying exposures being hedged. The aggregate fair value of our forward foreign exchange contracts outstanding was $29,103 as of June 30, 2003 with an unrealized loss recorded in other income (expense), net in the consolidated income statement of $404 for 2003.

        During 2002, we exercised all of the remaining warrants of a strategic partner and sold the underlying securities resulting in a realized loss using the specific identification costing method of $238 in the accompanying consolidated income statement. These warrants were considered available-for-sale securities through the quarter ended December 31, 2000, but qualified for treatment as derivative instruments during the quarter ended March 31, 2001 as they became convertible to cash. Prior to their treatment as derivatives, changes in the fair value of the warrants were recorded as part of accumulated other comprehensive income. Subsequently, the warrants were marked to market through current earnings. The change in the classification of the warrants to derivative instruments resulted in a reduction of accumulated other comprehensive income of $8,355 in the accompanying consolidated statement of stockholders' equity. During 2001, we exercised the warrants and sold the underlying securities resulting in a realized gain using the specific identification costing method of $9,005 in the accompanying consolidated income statement. Additionally, unrealized holding gains of $1,682 for warrants were recorded in the accompanying consolidated income statement during 2001, calculated using estimated fair values based on third-party broker quotes.

3.     Concentrations of Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk consist principally of foreign currency forward contracts, cash and cash equivalents and trade accounts receivable.

        Our counter-parties in foreign currency forward contracts are primarily major financial institutions. We do not anticipate nonperformance by these counterparties. We maintain cash and cash equivalents with various financial institutions located in many countries worldwide. We maintain our cash primarily in demand deposits, time deposits, other short term investments, commercial paper and money-market accounts. Cash equivalents are maintained with high-quality institutions that are regularly monitored by management.

        Essentially all of our sales are to customers in the semiconductor manufacturing industry. We assess the financial strength of our customers before extending credit to reduce the risk of loss as we generally do not require collateral. Two of our customers each represented more than 10 percent of revenue in 2001; one customer represented approximately 16 percent of revenue and the other represented approximately 10 percent of revenue. This revenue was reported primarily in our North America and Europe segments. Two of our customers represented approximately 13 percent and 10 percent of revenue, respectively, in 2002. This revenue was reported in North America, Europe and Asia. One of our customers represented approximately 10 percent of revenue in 2003. This revenue was reported in North America, Europe and Asia. No customer represented more than 10 percent of accounts receivable, trade as of June 30, 2002. One customer represented approximately 21 percent of accounts receivable, trade as of June 30, 2003.

4.     Acquisitions and Investments

        In March 2002, we acquired the assets and hired the employees of BindKey Technologies, Inc. a privately held electronic design automation, or EDA, software company headquartered in Santa Clara, California and established a new wholly-owned subsidiary, BindKey Acquisition Corporation, or BindKey. The acquisition was accounted for under the purchase method of accounting. The purchase price of $4,800 was allocated to the net assets acquired based on relative fair values, including $57 of equipment, $1,993 of goodwill, $2,700 of other intangibles, $300 of in-process research and development, or IPR&D, and $250 of assumed liabilities. The results of operations of the business and the estimated fair value of the assets and liabilities acquired have been included in our consolidated financial statements since the date of acquisition. On a pro forma basis, as if the assets had been acquired at the beginning of 2001 and 2002, respectively, revenue, net income and earnings per share would not differ materially from the amounts reported in the consolidated financial statements for 2001 and 2002, respectively.

        We have established a profit sharing plan with the BindKey employees. Over the next three years, BindKey employees may earn amounts annually based on the annual after-tax earnings of BindKey. In addition and upon the termination of the final year subject to the profit sharing plan, the employees may earn as much as an additional $120,000 based on the after-tax earnings of BindKey in the final year. Any amounts earned in relation to the profit sharing plan will be expensed in the period earned.

        In May 2002, we entered into an agreement to acquire photomask production equipment from Infineon Technology A.G.'s, or Infineon, internal photomask manufacturing operations in Munich, Germany and become Infineon's strategic photomask supplier. In consideration for the acquisition of certain photomask production assets and the agreement to supply Infineon with photomasks over the 10 year term of the agreement, we agreed to pay Infineon $53,500 over a seven-year period ending in March 2009. We made the first $10,000 payment associated with the agreement in April 2003. The amounts we have agreed to pay Infineon have been allocated to the assets acquired based on the relative fair values of the equipment and supply agreement. The supply contract will be amortized over its useful life of ten years as a reduction of revenue and the equipment will be depreciated on a straight-line basis over the individual estimated useful lives of the equipment and recorded in cost of goods sold. In addition, we agreed to purchase from Infineon additional photomask production equipment for approximately $28,100 payable over a five-year period ending in December 2006. Also, we will receive equipment on consignment from Infineon with a fair value of approximately $7,700. This equipment will be capitalized and depreciation recorded on a straight-line basis over its useful life to cost of goods sold. We expect to fund all payments to Infineon from cash provided by operations; however, we may elect to satisfy up to approximately $30,200 of these amounts by issuing shares of our common stock.

5.     Sale of Assets

        In March 2002, we sold all of our photoblank manufacturing assets located in Poughkeepsie, New York, to Schott Lithotec AG, or Schott. We also entered into a supply agreement with Schott for a significant portion of our future purchases of photoblanks. The total proceeds of $31,578 were allocated $26,478 to the assets sold and $5,100 to the supply agreement based on the projected cash flows that will be generated by the supply agreement, discounted to present value. This transaction resulted in a pre-tax gain of $10,350 which is included in gain on sale of assets in the accompanying consolidated income statement for 2002. The value of the supply agreement will be amortized ratably as a reduction of cost of goods sold over the term of the agreement. The supply agreement also allows us to be paid additional amounts totaling $10,000 during fiscal 2004 if specified purchase levels are achieved by March 31, 2004.

6.     Related Party Transactions

        Effective January 1996, we entered into several transitional agreements with E.I. duPont de Nemours and Company, or DuPont. DuPont agreed to make available for our use certain information systems, provide human resource services including payroll, provide sourcing services and provide tax services. These agreements provide us with infrastructure support until we determine such support is no longer necessary. Additionally, we have entered into research, development and consulting agreements with DuPont, which call for DuPont to provide certain materials and services primarily relating to the development of materials required for advanced photomasks. Payment terms generally provide for current payment upon delivery of the materials or services. We believe that amounts charged to us for these functions and services provided by DuPont have been at fair value and are principally included in general and administrative expense and research and development expense. Charges for services under these agreements were $2,127, $1,625 and $80 for 2001, 2002 and 2003, respectively. Additionally, a portion of our sales in China are transacted through a DuPont subsidiary in order to facilitate the collection of receivables. Revenue invoiced through DuPont for collection purposes was $1,416, $1,912, and $35 for 2001, 2002 and 2003, respectively.

        Accounts receivable, related parties includes receivables from our employees of $1,202 (current $38, non-current $1,164) and $1,105 (current $57, non-current $1,048) as of June 30, 2002 and 2003, respectively, which relate principally to housing and automobile loans to non-North America employees. The remainder represents receivables for services performed and goods sold to or invoiced through various DuPont entities and other related parties, including the RTC and AMTC. Sales to related parties were $681, $873, and $92 for 2001, 2002 and 2003, respectively.

        Accounts payable, related parties represents payables to DuPont for benefits and taxes paid on our behalf by DuPont, amounts payable under the transitional agreements with DuPont and amounts payable to the AMTC and BAC.

        DuPont also guarantees certain debt as discussed in note 10.

7.     Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets consist of the following:

	June 30,
	2002	2003
Taxes receivable	$28,503	$5,740
Prepaid expenses and deposits	2,701	2,688
Other	2,953	4,277

Prepaid expenses and other current assets	$34,157	$12,705

8.     Property and Equipment, net and Assets Held for Sale

        Property and Equipment, net consist of the following:

	June 30,
	2002	2003
Construction-in-progress	$55,673	$57,570
Land	5,835	5,835
Buildings	141,477	135,859
Equipment	618,297	623,728

	821,282	822,992
Less: accumulated depreciation and amortization	(364,005)	(443,410)

Property and equipment, net	$457,277	$379,582

        Construction-in-progress is comprised of the construction of new facilities, equipment in the installation process and current development of information technology infrastructure. Capital leases of $541 as of June 30, 2003 are included in construction-in-progress. Capital leases of $3,503 as of June 30, 2002 and 2003, respectively, are included in buildings. Capital leases of $3,196 and $1,697 are included in equipment as of June 30, 2002 and 2003, respectively. Accumulated amortization on capital leases was $3,553 and $3,730 as of June 30, 2002 and 2003, respectively. The accompanying consolidated income statements reflect depreciation and amortization expense related to property and equipment of $73,683, $86,882 and $94,223 for 2001, 2002 and 2003, respectively.

        Assets held for sale consist of buildings of $4,840 and $4,840 and equipment of $30 and $247 as of June 30, 2002 and 2003, respectively.

9.     Other Accrued Liabilities

        Other accrued liabilities consist of the following:

	June 30,
	2002	2003
Customer prepayments	$21,146	$9,806
Accrued compensation and benefits	13,003	13,693
Accrued special charges	184	14,660
Other	16,613	11,200

Other accrued liabilities	$50,946	$49,359

10.   Long-Term Convertible Notes, Borrowings and Lease Obligations

        In July 2000, we issued and sold $100,000 aggregate principal amount of convertible subordinated notes. The notes were sold at par less an underwriting discount of 2 percent and we received net proceeds of $97,600. The notes are due in July 2004, with no stated interest, are convertible at any time into shares of our common stock at a conversion price of $106.26 per share, are unconditionally guaranteed by DuPont and are not callable by us. We have reserved 941,088 shares of our common stock for conversion of the convertible subordinated notes. In the event of a fundamental change in our Company, each holder of notes will have the right to require us to redeem, in cash, any or all of such holder's notes at a price equal to 100 percent of the principal amount to be redeemed. A fundamental change generally is any transaction in which all or substantially all of our common stock is exchanged for, converted into, acquired for or constitutes the right to receive, consideration which is not all or substantially all common stock listed on a national securities exchange or approved for quotation on the NASDAQ National Market. If a fundamental change were to occur, we cannot assure you that we will have sufficient funds to pay the redemption price for all the notes tendered by the holders, although DuPont would be required to pay the redemption price under its guarantee. In that case, our failure to redeem tendered notes would constitute an event of default under the indenture for the notes, and may constitute a default under the terms of other indebtedness that we may enter into from time to time. Debt issue costs of $2,400 related to these notes are included in non-current other assets on the accompanying consolidated balance sheets and are amortized using the straight-line method, which approximates the interest method, to interest expense over the scheduled maturity period.

        On May 5, 2003, we issued and sold $125,000 aggregate principal amount of convertible subordinated notes in a private placement. The notes were sold at par less an underwriting discount of 2.625 percent and we received net proceeds of $121,219. The notes are due May 15, 2008, will accrue interest at an annual rate of 1.25 percent and are convertible at any time into shares of our common stock at a conversion price of $25.595 per share. Interest on the notes is payable semi-annually on May 15 and November 15 of each year beginning November 15, 2003. We have reserved 4,883,762 shares of our common stock for conversion of the convertible subordinated notes. If a change of control occurs, each holder of notes will have the right to require us to redeem, in cash, any or all of such holder's notes at a price equal to 100 percent of the principal amount to be redeemed. A change of control is any transaction in which a person or group becomes the beneficial owner of 50% or more of our common stock or has the power to elect a majority of our board of directors, any consolidation, merger or similar transaction in which our shareholders immediately prior to the transaction hold less than a majority of the outstanding voting stock of the surviving corporation and the consideration in the merger or consolidation is not common stock listed on a national securities exchange or approved for quotation on the NASDAQ National Market, or the holders of our capital stock approve any plan or proposal for our liquidation or dissolution. A change of control will not be deemed to have occurred if the last sale price of our common stock for any five trading days during the ten trading days immediately preceding the change of control is at least equal to 105% of the conversion price of the notes. If a change of control were to occur, we cannot assure you that we will have sufficient funds to pay the redemption price for all the notes tendered by the holders. In that case, our failure to redeem tendered notes would constitute an event of default under the indenture for the notes, and may constitute a default under the terms of other indebtedness that we may enter into from time to time. Debt issue costs of $3,781 related to these notes are included in non-current other assets on the accompanying consolidated balance sheet and are amortized using the straight-line method, which approximates the interest method, to interest expense over the scheduled maturity period. In connection with the issuance of the notes, we entered into a Registration Rights Agreement and filed a shelf registration statement covering resales of the notes and the common stock issuable upon conversion of the notes. If we fail to comply with certain of our obligations under the Registration Rights Agreement, additional interest will accrue on the affected notes at an annual rate of 0.5 percent. Also in connection with the issuance of the notes, we amended our Rights Agreement dated January 30, 2001, to provide that the issuance of the notes to the initial purchasers would not cause the initial purchasers to be Acquiring Persons (as defined in the Rights Agreement) under the Rights Agreement and therefore no Distribution Date (as defined in the Rights Agreement) under the Rights Agreement would occur as a result of the issuance of the notes to the initial purchasers.

        Borrowings consist of the following:

	June 30,
	2002	2003
Capital lease obligations: 6.6% to 7.9%, due through fiscal 2011	$3,174	$2,678
Government borrowings: 0.0% government borrowings due through fiscal 2006	680	790
Bank borrowings: up to 2.4% due through fiscal 2004	10,805	10,408

	14,659	13,876
Less: short-term borrowings	(11,795)	(11,903)

Long-term borrowings	$2,864	$1,973

        Interest expense of $1,437, $1,416, and $1,641 for 2001, 2002 and 2003, respectively, was recorded in other income (expense), net, in the accompanying consolidated income statements. The weighted average interest rate of a line of credit classified as bank borrowings was 3.85% and 2.4% as of June 30, 2002 and 2003, respectively.

        As of June 30, 2003, future principal payments of long-term convertible notes and borrowings, excluding capital lease obligations, for years ending June 30 are as follows:

2004	$10,792
2005	100,000
2006	406
2007	—
2008	125,000

Outstanding long-term convertible notes and borrowings, excluding capital lease obligations	$236,198

        As of June 30, 2003, minimum lease payments for noncancelable lease obligations for each of the following fiscal years ending June 30, are as follows:

	Capital Leases	Operating Leases
2004	$1,259	$3,739
2005	244	2,433
2006	244	2,051
2007	244	1,856
2008	244	1,740
Thereafter	1,078	3,656

Minimum lease payments	3,313	$15,475

Less: interest	(635)
Present value of future minimum lease payments	$2,678

        Operating lease expense included in the consolidated income statements was $3,571, $3,041, and $3,931 for 2001, 2002 and 2003, respectively.

11.   Equity Transactions

        In July 2000, we completed a public offering of 3.2 million shares of our common stock, of which 1.4 million shares represented original issuance by us and 1.8 million shares represented the sale of outstanding shares by DuPont. The stock was sold to the public at $77 per share, resulting in net offering proceeds to us of $103,813 for the original issuance.

        In 2002 and 2003, our DuPont Photomasks Taiwan, Limited subsidiary, or DPI Taiwan, paid stock dividends to its stockholders and stock bonuses to certain employees. The stock dividends resulted in no dilution of our ownership in DPI Taiwan.

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

        In connection with the issuance of our notes in May 2003 (see note 10), we amended our Rights Agreement to provide that the issuance of the notes to the initial purchasers would not cause the initial purchasers to be Acquiring Persons (as defined in the Rights Agreement) and therefore no Distribution Date (as defined in the Rights Agreement) would occur as a result of the issuance of the notes to the initial purchasers.

13.   Employee Plans

Stock Performance Plans

        We have several stock performance plans whereby options to purchase shares of common stock or shares of restricted stock have been or can be granted to directors, officers, employees and consultants. Generally, option exercise prices are equal to the fair market value at the date of grant. Restricted stock grants do not require the payment of any cash consideration by the recipient. Matters such as vesting periods and expirations are determined on a plan-by-plan or grant-by-grant basis; vesting generally occurs over three to five years and stock options generally have a ten year life. As of June 30, 2001, 2002 and 2003, there were 2,018,534, 3,530,133 and 3,021,107 shares, respectively, reserved for future grant or issuance under our stock plans. A summary of stock option activity for the years ended June 30, is as follows:

	2001		2002		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Price Exercise
Balance at beginning of year	2,945,428	$36.79	2,838,462	$45.19	3,782,435	$44.07
Options granted	723,951	$60.04	1,114,808	$40.24	751,867	$24.40
Options forfeited	(148,804)	$44.43	(126,542)	$43.21	(221,003)	$44.63
Options exercised	(682,113)	$24.82	(44,293)	$21.74	(17,665)	$20.95

Balance at end of year	2,838,462	$45.19	3,782,435	$44.07	4,295,634	$40.69

Exercisable at end of year	1,171,856	$31.38	1,219,199	$41.17	1,881,132	$41.60

        Additional information related to stock options as of June 30, 2003 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price
$17.00 to $19.18	177,515	$17.29	4.0	151,365	$17.00
$20.25 to $34.75	1,299,778	$24.46	7.4	469,971	$23.86
$35.56 to $49.52	1,668,474	$43.51	7.2	719,705	$46.11
$50.02 to $73.18	1,142,967	$58.45	7.0	536,641	$57.79
$77.18 to $86.40	6,900	$79.17	7.7	3,450	$79.17

	4,295,634	$40.69	7.1	1,881,132	$41.60

        A summary of restricted stock activity for the years ended June 30, is as follows:

	2001		2001
	Number of Shares	Market Value Per Share	Number of Shares	Market Value Per Share
Balance at beginning of year	2,327	$51.80	927	$61.18
Restricted stock granted	—	$—	—	$—
Restricted stock forfeited	—	$—	—	$—
Unrestricted stock issued	(1,400)	$45.59	(927)	$61.18

Balance at end of year	927	$61.18	—	$—

Stock Purchase Plan

        We have an Employee Stock Purchase Plan to allow our employees to participate in our future. The Employee Stock Purchase Plan is a payroll deduction plan which permits employees who are employed on the purchase date to purchase shares, on an after-tax basis, of our common stock at 15 percent below market prices at the end of each purchase period. Our plan currently has a two-year offering period with four interim purchase periods of six months. The plan has a look-back feature as well as a reset feature.

Fair Value Disclosures

        The fair value of financial instruments, including options and stock purchase rights, can be estimated using option-pricing models, for example, the Black-Scholes or a binomial model, which may result in differing fair values. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates which are based upon historical volatility rates. Because our employee stock options and Employee Stock Purchase Plan shares have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options and Employee Stock Purchase Plan shares. The weighted average fair value of stock options utilizing the Black-Scholes model at the date of grant was $36.12, $24.35, and $14.50 per option for options granted in 2001, 2002 and 2003, respectively. Additionally, the weighted average fair value of the purchase rights under the Employee Stock Purchase Plan at the date of grant for 2001, 2002, and 2003 was $30.59, $11.38 and $10.18 per right, respectively. The weighted average fair value of options and purchase rights under the Employee Stock Purchase Plan was determined based on the Black Scholes pricing model, utilizing the following assumptions:

	2001	2002	2003
Expected term:
Stock option	5 Years	5 Years	5 Years
Employee Stock Purchase Plan	6 Months	6 Months	6 Months
Expected dividend yield	0%	0%	0%
Volatility	69%	68%	68%
Risk free interest rate:
Stock option	5.3%	4.3%	2.9%
Employee Stock Purchase Plan	5.6%	2.7%	1.3%

Retirement Plan

        We have a 401(k) retirement plan, or 401(k) Plan, for all of our eligible North America employees, as defined in the 401(k) Plan document. The 401(k) Plan qualifies under Section 401(k) of the Internal Revenue Code as a salary reduction plan. Employees may elect to contribute a certain percentage of their salary on a pre-tax and post-tax basis. Employees are immediately fully vested in both their contributions and in employer contributions, as defined in the 401(k) Plan document. The 401(k) Plan is a defined contribution plan with employer matching dollar for dollar on the first three percent of salary contributions and fifty cents for each dollar of salary contributions on the next two percent. Company matching contributions to the 401(k) Plan totaled $1,992, $2,003 and $1,775 for 2001, 2002 and 2003, respectively.

Deferred Compensation Plan

        In April 2002, we implemented a Deferred Compensation Plan. This plan is intended to be an unfunded and nonqualified deferred compensation arrangement that will provide deferred compensation benefits to a select group of management or highly compensated employees and our Board of Directors. Enrollment in the plan is voluntary. There is no company matching contribution. The plan coordinates with our 401(k) plan to insure the maximum benefit elected is achieved. If an event triggering the payment of the participant's accrued benefit including the participant's disability, death, termination of employment, resignation from the Board of Directors, or a change of control occurs, then the participant's accrued benefit shall be paid either in a cash lump sum on their benefits starting date, or if the accrued benefit is $50 or greater, in equal installments over a five year period. At our discretion, the form of payment will be determined by one of our authorized officers (except that such authorized officer shall not have the authority to make a decision regarding their own form of payment). As of June 30, 2003, there was approximately $179 invested in the deferred compensation plan.

14.   Special Charges

        As the semiconductor market continued its third year of global downturn, we continued our evaluation of the overall business climate in general and our industry in particular which resulted in our conclusion that we had excess capacity that was unwarranted. Given the change in the business climate, we identified certain manufacturing operations to be consolidated and certain equipment to be sold or abandoned. For those assets to be sold, we evaluated the expected proceeds from anticipated asset sales against our carrying values. Assets which we abandoned were written down to estimated salvage value.

        In 2002, we recorded pre-tax special charges totaling $7,393 related to cost reduction programs and acquired IPR&D. These initiatives were completed as of March 31, 2003 and the related liabilities were completely settled as of September 30, 2002. The special charges related to employee severance were the result of eliminating 68 employment positions in North America and Europe. The employee severances were primarily manufacturing positions and also included administrative personnel. The special charges related to asset disposals and related costs resulted primarily from decommissioning trailing-edge production equipment. In connection with the acquisition of the assets of BindKey in March 2002, approximately $300 of the purchase price was allocated to IPR&D. The amount attributed to IPR&D was expensed at the date of acquisition as the projects had not reached technological feasibility nor had any alternative future use.

        In 2003, we recorded pre-tax special charges totaling $26,135 related to employee severance, the disposal of long-lived assets and related costs, and lease termination costs. The special charges related to North America, Europe and Asia were $7,191, $18,645 and $299, respectively. These special charges were the result of programs that were implemented to reduce costs. The integration and consolidation initiatives in North America were completed as of March 31, 2003 and the related liabilities were substantially settled as of June 30, 2003. We plan to vacate the leased manufacturing facility in Hamburg, Germany, complete the consolidation initiatives in Europe and settle the related liabilities, including severance obligations, by December 31, 2003. The integration and consolidation initiatives in Asia were completed as of March 31, 2003 and the related liabilities were completely settled as of June 30, 2003.

        A summary of the related accrued liabilities is shown below:

	Employee Severance	Asset Disposals and Related Costs	Lease Termination and Other Costs	Total
Charges during 2002	$1,981	$5,112	$300	$7,393
Utilized in 2002	(1,866)	(5,043)	(300)	(7,209)

Remaining liability as of June 30, 2002	115	69	—	184
Charges during 2003	13,272	10,625	2,238	26,135
Utilized in 2003	(1,983)	(9,387)	(289)	(11,659)

Remaining liability as of June 30, 2003	$11,404	$1,307	$1,949	$14,660

15.   Impairment of Long-Lived Assets

        In 2003, we recorded a pre-tax charge of $43,243 for reductions in the carrying value of certain long-lived assets held and used in operations. At year end and in accordance with SFAS No. 144, we performed a periodic review and evaluation of the carrying value of long-lived assets and determined that, based on revised market assumptions reflecting the sustained industry downturn and the continued under-utilization of production equipment, the carrying value of certain production facilities and equipment in North America and Asia exceeded the current fair value. Asset impairment tests were performed at the facility site location level which is the lowest level for which separately identifiable cash flows exist. The periodic review and evaluation of the carrying value of the long-lived assets was performed with the assistance of independent valuation specialists. The fair value of assets that were subject to impairment were determined using both the cost, market and income approaches.

16.   Earnings (Loss) Per Share

        Basic earnings (loss) per share, or basic EPS, is computed by dividing net income (loss) by the weighted number of common shares outstanding during each period. Diluted earnings (loss) per share, or diluted EPS, is computed by dividing net income (loss) after adjustments for the effect of the convertible notes (if dilutive) by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. Common share equivalents include stock options and assumed conversion of the convertible notes. The number of common share equivalents outstanding relating to stock options is computed using the treasury stock method and the number of common share equivalents outstanding relating to the convertible notes is computed using the if converted method.

        The reconciliation of the denominators used to calculate the basic EPS and diluted EPS are as follows:

	Year Ended June 30,
	2001	2002	2003
Weighted average shares outstanding—basic	17,393,505	17,877,016	18,016,103
Plus: Common share equivalents	1,168,050	257,704	—

Weighted average shares outstanding—dilutive	18,561,555	18,134,720	18,016,103

        Stock options to acquire 1,189,243, 2,128,690 and 4,121,925 shares for 2001, 2002, and 2003, respectively, were not included in the computations of diluted EPS because the effect of including these stock options would have been anti-dilutive. For 2002 and 2003, respectively, the effect of the convertible notes were not included in the computations of diluted EPS because the effect of including the convertible notes would have been anti-dilutive. These options and the convertible notes may become dilutive in the future.

17.   Provision for (Benefit from) Income Taxes

        The provision for (benefit from) income taxes consists of the following:

	Year Ended June 30,
	2001	2002	2003
Current:
Federal	$2,653	$(22,759)	$519
State	423	104	283
Non-U.S.	10,889	4,521	(4,604)
Deferred:
Federal	(5,047)	14,103	665
State	(763)	(1,132)	(2,888)
Non-U.S.	(2,880)	(3,401)	3,782

Provision for (benefit from) income taxes	$5,275	$(8,564)	$(2,243)

        The provision for (benefit from) income taxes differs from the amount computed by applying the federal statutory rate to income (loss) before income taxes and cumulative effect of change in accounting principle as a result of the following:

	Year Ended June 30,
	2001	2002	2003
Tax at 35% statutory federal tax rate	$7,306	$(1,587)	$(39,888)
Difference in tax rate for non-U.S. operations	53	(2,262)	(857)
Foreign tax exemptions	(2,046)	(3,912)	203
Tax credits	(933)	—	(2,467)
Change in valuation allowance	1,532	499	45,198
State benefit, net of federal	(221)	(668)	(1,693)
Other	(416)	(634)	(2,739)

Provision for (benefit from) income taxes	$5,275	$(8,564)	$(2,243)

        Deferred tax assets (liabilities) consist of the following:

	June 30,
	2002	2003
Deferred tax assets:
Basis differences in property, plant and equipment, inventory and accounts receivable	$1,985	$1,613
Loss carryovers	11,628	48,030
Accrued liabilities	3,563	3,730
Intangible assets	3,574	4,688
Stock option timing difference	296	66
Accrued special charges	6,001	21,187
Tax credits and other	3,891	7,582

Deferred tax assets	30,938	86,896

Deferred tax liabilities:
Basis differences in property, plant and equipment	(19,447)	(31,500)
Other	(6,383)	(6,651)

Deferred tax liabilities	(25,830)	(38,151)

Valuation allowance	(5,917)	(51,115)

Net deferred tax liability	$(809)	$(2,370)

        A substantial portion of our Asian manufacturing operations in Korea, China, Taiwan, and Singapore operate at a reduced tax rate or free of tax under various tax holidays which expire in whole or in part during 2003 through 2010. Certain tax holidays may be extended if specific conditions are met.

        Income (loss) before income taxes and cumulative effect of change in accounting principle included $26,206, $13,441, and $(44,358) related to foreign operations for 2001, 2002 and 2003, respectively.

        During 2003, we recorded valuation allowances against our net deferred tax assets in North America. We have net operating loss carryforwards in North America of $53,200 that expire in 20 years. For losses generated in North America during 2002, we were able to obtain refunds of taxes previously paid of $18,636 due to recent changes in the tax law that allowed us to carry the loss back to the previous five years. As of June 30, 2003, foreign subsidiaries had net operating loss carryforwards for income tax purposes of $52,000 which may be carried forward one to five years in some cases and indefinitely in others. For financial reporting purposes, valuation allowances were established against the deferred tax assets relating to these net operating loss carryforwards.

        We have investment tax credits in Taiwan that expire in one to four years. We have foreign tax credits in North America that expire in one to five years. We have a credit for the alternative minimum tax in North America which does not expire.

        Undistributed earnings of certain subsidiaries are considered indefinitely reinvested. We have not provided deferred tax liabilities for additional income taxes that would result from repatriation of these earnings. However, if all of the approximately $128,000 of undistributed earnings were repatriated as of June 30, 2003, we would accrue approximately $43,000 in additional tax expense.

        We have entered into a tax indemnification agreement with DuPont. The amount due from DuPont under the tax indemnification agreement was not material as of June 30, 2003.

18.   Segment Information

        The Company conducts operations worldwide and is managed on a geographic basis, with those geographic segments being North America, Europe and Asia. The North America segment consists only of the U. S., the Europe segment includes France and Germany and the Asia segment includes China, Japan, Korea, Taiwan and Singapore. Segment information as of or for the years ended June 30 is as follows:

	North America	Europe	Asia	Eliminations	Total
2001
Revenue, net	$235,287	$83,200	$89,459	$—	$407,946
Transfers between geographic areas	23,493	12,131	26,814	(62,438)	—

	$258,780	$95,331	$116,273	$(62,438)	$407,946

Net income (loss)	$(9,915)	$5,372	$19,661	$—	$15,118

Identifiable assets	$366,832	$113,944	$286,676	$—	$767,452

2002
Revenue, net	$171,636	$62,002	$108,273	$—	$341,911
Transfers between geographic areas	20,852	1,875	27,099	(49,826)	—

	$192,488	$63,877	$135,372	$(49,826)	$341,911

Net income (loss)	$(10,493)	$(13,184)	$27,707	$—	$4,030

Identifiable assets	$338,314	$102,883	$331,598	$—	$772,795

2003
Revenue, net	$152,042	$63,405	$107,671	$—	$323,118
Transfers between geographic areas	10,340	266	18,697	(29,303)	—

	$162,382	$63,671	$126,368	$(29,303)	$323,118

Net income (loss)	$(72,848)	$(42,265)	$1,603	$—	$(113,510)

Identifiable assets	$331,115	$120,839	$347,353	$—	$779,307

        Sales outside the U. S. of products manufactured in and exported from the U. S. are not significant. Products are transferred between geographic areas on a basis intended to approximate the market value of such products.

19.   Warranties

        Provision is made for an estimate of product warranty claims based on historical experience and is recorded as an increase to cost of goods sold in the accompanying consolidated income statements. Warranty liabilities are accounted for in other accrued liabilities in the accompanying consolidated balance sheets.

        Changes in our warranty liability were as follows:

	Balance as of June 30, 2002	Accruals for Warranties Issued	Obligations Honored during the Period	Balance as of June 30, 2003
Year ended June 30, 2003	$250	$1,393	$1,366	$277

20.   Commitments and Contingencies

        We have various purchase commitments incidental to the normal course of business, including non-refundable deposits to purchase equipment. In the aggregate, such commitments are not at prices in excess of current market.

        We are subject to litigation in the normal course of business. We believe the effect, if any, of an unfavorable settlement of such litigation would not have a material adverse effect on our financial condition, results of operations, cash flows, or liquidity.

        We guarantee a portion of certain equipment leases of the RTC. Our portion of the future minimum lease payments of the RTC aggregated $2,889 as of June 30, 2003. We are also committed to fund approximately 25 percent of the costs related to the maintenance and overhead of the leased equipment through June 2004.

        We, along with Infineon and AMD, have established joint ventures in Dresden, Germany to conduct leading edge photomask research and pilot manufacturing. The ventures consist of the AMTC and the BAC. The AMTC will conduct photomask research and pilot manufacturing. The BAC is the owner of a state-of-the-art photomask research and manufacturing facility. We lease approximately 50 percent of the facility from the BAC for advanced photomask manufacturing and the remainder will be leased by the AMTC. Both leases will be for 10-year terms. In addition, we are committed to funding a portion of the operating cash requirements of the AMTC under the research and development reimbursement and capacity utilization obligations. We expect our portion to be approximately 33 percent through September 2003 and to vary between approximately 22 percent to 26 percent thereafter.

        We have also guaranteed one-third of the BAC's construction bridge loan. The 75,000 Euro construction bridge loan was executed in June 2002 with an original maturity date of June 13, 2003 and was amended and extended in May 2003 as described below. The construction bridge loan provides for interest at EURIBOR plus 1.5 percent over its term. The construction bridge loan had 65,000 Euro ($74,235 as of June 30, 2003) outstanding as of June 30, 2003. Each of the partners of the joint venture executed guarantees for one-third of the total outstanding debt, up to 25,000 Euro ($28,552 as of June 30, 2003) and certain additional costs as defined in the construction bridge loan agreement, for as long as any obligation remains outstanding on the construction bridge loan. We will be required to honor our guarantee if the BAC fails to make timely payments under the construction bridge loan; breaches certain financial covenants; fails to construct the facility as planned; becomes insolvent; or in any other way defaults under the construction bridge loan agreement. We will also be required to honor our guarantee if any of the owners of the BAC breach certain terms of the joint venture agreement, become insolvent or cease doing business, experience a material adverse change affecting their obligations under the guarantee, fail to pay their respective indebtedness in excess of 50,000 Euro ($57,104 as of June 30, 2003), or otherwise experience an event constituting a default under the construction bridge loan agreement.

        In December 2002, the BAC executed a 75,000 Euro ($85,656 as of June 30, 2003) term loan agreement for the repayment of the construction bridge loan. The term loan provides for interest at EURIBOR plus 1.5 percent over its term. Repayment of the term loan is scheduled for approximately equal quarterly payments beginning in the quarter following the first utilization date and continuing through June 2012. There was no outstanding balance under the term loan as of June 30, 2003. Each of the partners of the joint venture executed guarantees for up to one-third of the total outstanding debt, or 25,000 Euro and certain additional costs as defined in the term loan agreement until the occupancy of the building and rental payments begin. Thereafter, we have no guarantee related to the term loan unless the lenders become liable to return monies received in payment of the indebtedness as a result of any bankruptcy, composition or similar proceedings affecting the BAC. We will be required to honor our guarantee if the BAC fails to make timely payments under the term loan; breaches certain financial covenants; becomes insolvent; or in any other way defaults under the term loan agreement. We will also be required to honor our guarantee if any of the owners of the BAC breach certain terms of the joint venture agreement, become insolvent or cease doing business, experience a material adverse change affecting their obligations under the guarantee, fail to pay their respective indebtedness in excess of 50,000 Euro ($57,104 as of June 30, 2003), or otherwise experience an event constituting a default under the term loan agreement.

        Also in December 2002, the AMTC executed a 120,000 Euro ($137,049 as of June 30, 2003) revolving credit facility to be used for equipment purchases. The revolving credit facility provides for interest at EURIBOR plus 1.2 percent over the term of any loans drawn under the revolving credit facility. Repayment of each loan must be made on its maturity date. The maturity date of any loans drawn under the revolving credit facility is the earlier of December 2007 or the termination of the joint venture agreement resulting from a change in ownership for the AMTC. There were no outstanding balances under this revolving credit facility as of June 30, 2003. Each of the partners of the joint venture executed guarantees for up to 32,000 Euro ($36,546 as of June 30, 2003) and certain additional costs as defined in the revolving credit facility agreement for as long as any obligation remains outstanding under the revolving credit facility. We will be required to honor our guarantee if the AMTC fails to make timely payments under the revolving credit facility; breaches certain financial covenants; becomes insolvent; or in any other way defaults under the revolving credit facility. We will also be required to honor our guarantee if any of the owners of the AMTC breach certain terms of the joint venture agreement, become insolvent or cease doing business, experience a material adverse change affecting their obligations under the guarantee, fail to pay their respective indebtedness in excess of 50,000 Euro ($57,104 as of June 30, 2003), or otherwise experience an event constituting a default under the revolving credit facility. The revolving credit facility was amended in May 2003 as described below.

        Both the term loan and the revolving credit facility include a condition precedent requiring European Union approval of certain terms prior to initial drawdown. In May 2003, the construction bridge loan and the revolving credit facility were amended to provide access to funds on an interim basis pending receipt of the European Union approval. The construction bridge loan was amended to extend the final maturity from June 13, 2003 to September 30, 2003. In combination with the maturity date extension, construction bridge loan commitments of 10,000 Euro were voluntarily canceled by the BAC, leaving total commitments of 65,000 Euro as of May 2003. Also during May 2003, the revolving credit facility was amended to allow up to 52,000 Euro ($59,388 as of June 30, 2003) to be accessed on an interim basis through September 2003. There were no amendments to our guarantees in association with the amendments to the construction bridge loan and revolving credit facility. The interim revolving credit facility commitments provide for interest at EURIBOR plus 1.5 percent over the term of any loans drawn under the interim commitments. Any outstanding balances drawn under the interim revolving credit facility commitments mature on September 30, 2003. No amounts may be outstanding under the interim revolving credit facility commitments at any time after the utilization date for the revolving credit facility. There were no outstanding balances under the interim revolving credit facility commitments as of June 30, 2003. In July 2003, we received approval from the European Union. As a result, we expect the term loan and the revolving credit facility to be funded, and the construction bridge loan to be repaid, during the first quarter of fiscal 2004.

        We have established a profit sharing plan with the BindKey employees. Over the next three years, BindKey employees may earn amounts annually based on the annual after-tax earnings of BindKey. In addition and upon the termination of the final year subject to the profit sharing plan, the employees may earn as much as and additional $120,000 based on the after-tax earnings of BindKey in the final year. Any amounts earned in relation to the profit sharing plan will be expensed in the period earned.

        In May 2002, we entered into an agreement to acquire photomask production equipment from Infineon's internal photomask manufacturing operations in Munich, Germany and become Infineon's strategic photomask supplier. In consideration for the acquisition of certain photomask production assets and the agreement to supply Infineon with photomasks over the 10 year term of the agreement, we agreed to pay Infineon $53,500 over a seven-year period ending in March 2009. We made the first $10,000 payment associated with the agreement in April 2003. In addition, we agreed to purchase from Infineon, additional photomask production equipment for approximately $28,100 payable over a five-year period ending in December 2006. We expect to fund all payments to Infineon from cash provided by operations; however, we may elect to satisfy up to approximately $30,200 of these amounts by issuing shares of our common stock.

        In March 2002, we sold all of our photoblank manufacturing assets located in Poughkeepsie, New York, to Schott. We also entered into a supply agreement with Schott for a significant portion of our future purchases of photoblanks.

        Our operations and our ownership of real property are subject to various environmental laws and regulations that govern, among other things, the discharge of pollutants into the air and water and the handling, use, storage, disposal and clean-up of solid and hazardous wastes. Compliance with such laws and regulations requires that we incur capital expenditures and operating costs in connection with our ongoing operations. In addition, such laws and regulations may impose liabilities on owners and operators of businesses and real property without regard to fault and such liabilities may be joint and several with other parties. More stringent environmental laws and regulations may be enacted in the future, which may require us to expend additional amounts on environmental compliance or may require modifications in our operations. Although we are unable to predict the extent of our future liability with respect to any environmental matters, we believe, based upon current information, that environmental liabilities will not be material to our financial condition or results of operations. DuPont has agreed to indemnify us for any environmental contamination present on our manufacturing sites at June 13, 1996, the date of our initial public offering, or present at any such site due to the generation, use, treatment, storage, release, emission, discharge or disposal of hazardous waste or hazardous materials before such date. The Environmental Protection Agency is reviewing a groundwater contamination issue at our Danbury, Connecticut site under voluntary corrective action. Any such contamination is believed to be offsite or historical, and, if that is the case, any environmental liabilities would be covered by the indemnification agreement with DuPont.

21.   Subsequent Event

        In July 2003, we signed a multi-year pellicle supply agreement with Micro Lithography, Inc., or MLI. In connection with the supply agreement, we are closing our pellicle production facility in Danbury, Connecticut, ending production in September 2003. Our global workforce will be reduced by approximately 5 percent, or approximately 96 positions once this initiative is complete. To account for the projected cost of the Danbury site closure and global workforce reduction, we will record charges in the first and second quarters of fiscal 2004 totaling between $1,700 and $2,200 (which are net of proceeds of $1,700 from the sale of certain pellicle assets and technology) related to employee severance, asset disposals and related costs.

22.   Unaudited Quarterly Financial Data

        Unaudited quarterly financial data for 2002 and 2003 is as follows:

	Quarter
	First	Second	Third	Fourth
2002
Revenue, net	$77,461	$86,625	$83,357	$94,468
Gross profit	$10,197	$19,203	$17,900	$22,643
Operating profit (loss)	$(5,723)	$2,228	$(7,667)	$2,266
Net income (loss)	$(2,983)	$367	$4,905	$1,741
Basic earnings (loss) per share	$(0.17)	$0.02	$0.27	$0.10
Diluted earnings (loss) per share	$(0.17)	$0.02	$0.26	$0.10
Basic weighted average shares outstanding	17,835,283	17,854,578	17,893,028	17,926,057
Diluted weighted average shares outstanding	17,835,283	18,055,338	19,203,065	18,120,821
2003
Revenue, net	$84,240	$80,969	$76,141	$81,768
Gross profit	$13,506	$9,969	$1,650	$4,689
Operating loss	$(3,988)	$(20,545)	$(25,329)	$(63,232)
Net loss	$(5,495)	$(23,017)	$(25,854)	$(59,144)
Basic loss per share	$(0.31)	$(1.28)	$(1.43)	$(3.27)
Diluted loss per share	$(0.31)	$(1.28)	$(1.43)	$(3.27)
Basic weighted average shares outstanding	17,970,356	17,993,994	18,037,432	18,063,601
Diluted weighted average shares outstanding	17,970,356	17,993,994	18,037,432	18,063,601

SCHEDULE II

DUPONT PHOTOMASKS, INC.

VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at Beginning of Period	Charged to (Benefit to) Costs and Expenses	Deductions		Balance at End of Period
Deducted from asset account—
Allowance for doubtful accounts receivable:
Year ended June 30, 2003	$1,243	$245	$(476	)(a)	$1,012

Year ended June 30, 2002	$1,556	$(255)	$(58	)(a)	$1,243

Year ended June 30, 2001	$2,482	$862	$(1,788	)(a)	$1,556

Deducted from asset account—
Reserve for inventories:
Year ended June 30, 2003	$646	$135	$(78	)(b)	$703

Year ended June 30, 2002	$932	$(17)	$(269	)(b)	$646

Year ended June 30, 2001	$1,126	$400	$(594	)(b)	$932

(a)
Uncollectible accounts written off

(b)
Inventory written off

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1.1	Certificate of Incorporation of the Company, as amended and restated on April 3, 1996. (A)
3.1.2	Amendment to the Certificate of Incorporation of the Company. (E)
3.2	Bylaws, as amended on October 26, 1999. (E)
3.2.1	Amendments to the Bylaws Of DuPont Photomasks, Inc. as approved by the Board Of Directors on June 23, 2003.
4.1	Specimen Certificate for Common Stock. (A)
4.2	Form of Indenture, between DuPont Photomasks, Inc. and Chase Bank of Texas, N.A., as trustee, including the form of Convertible Subordinated Notes due July 24, 2004 attached as Exhibit A thereto. (K)
4.3	Indenture, between DuPont Photomasks, Inc. and JPMorgan Chase Bank, as trustee, including Form of 1.25% Convertible Subordinated Notes due 2008 (144A Global Note and Reg S. Global Note). (I)
4.4	Rights Agreement, dated as of January 30, 2001, between DuPont Photomasks, Inc. and EquiServe Trust Company, N.A., as Rights Agent, together with the following exhibits thereto: Exhibit A-Form of Certificate of Designation of Series A Junior Participating Preferred Stock of DuPont Photomasks, Inc.; Exhibit B-Form of Right Certificate; Exhibit C-Summary of Rights to Purchase Shares of Preferred Stock of DuPont Photomasks, Inc. (J)
4.5	Amendment No. 1 to Rights Agreement, between DuPont Photomasks, Inc. and EquiServe Trust Company, N.A., as Rights Agent, dated as of April 29, 2003. (I)
4.6	Registration Rights Agreement among DuPont Photomasks, Inc., Credit Suisse First Boston LLC and Lehman Brothers Inc. dated as of May 5, 2003. (I)
10.1	Transitional Administrative Services Agreement between the Company and E.I. du Pont de Nemours and Company dated as of January 1, 1996. (A)
10.2	Environmental Indemnification Agreement between the Company and E. I. du Pont de Nemours dated April 30, 1996. (A)
10.3	Amended Bonus Plan, as adopted by the Company's Board of Directors on October 28, 1996. (B)
10.4	Second Amended and Restated Non-employee Directors Stock Option Plan as adopted by the Company's Board of Directors on July 27, 1998. (C)
10.5	Amended and Restated Stock Performance Plan as adopted by the Company's Board of Directors on June 9, 1997. (B)
10.6	Founders Stock Option Plan, as adopted by the Company's Board of Directors on March 26, 1996. (A)
10.7	Registration Rights Agreement between the Company and DuPont Chemical and Energy Operations, Inc. dated as of December 31, 1995. (A)
10.8	Tax Indemnification Agreement among the Company, DuPont Chemical and Energy Operations, Inc. and E. I. du Pont de Nemours and Company dated May 14, 1996. (A)
10.9	Research, Development and Consulting Agreement between the Company and E. I. du Pont de Nemours and Company dated as of January 1, 1996. (A)
10.10	Business Transfer Agreement between DuPont Korea, Ltd. and DuPont Photomasks Korea, Ltd. dated December 22, 1995. (A)
10.11	Corporate Tradename and Trademark Agreement between the Company and E. I. du Pont de Nemours and Company dated May 7, 1998. (C)
10.11.1	Amendment to Corporate Tradename and Trademark Agreement between the Company and E. I. du Pont de Nemours and Company dated March 5, 2001.
10.12	Amended 1997 Stock Option and Restricted Stock Plan as adopted by the Company's Board of Directors on September 2, 1999. (D)
10.13	1998 Employee Stock Purchase Plan as adopted by the Company's Board of Directors on July 27, 1998. (C)
10.14	2000 Employment Agreement with Peter S. Kirlin dated May 2, 2000. (F)
10.15	2000 Employment Agreement with Preston M. Adcox dated July 19, 2000. (F)
10.16	DuPont Research Agreement dated April 21, 2000 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). (F)
10.17	Teflon AF Agreement dated July 1, 2000 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). (F)

10.18	Blank Supply Agreement dated March 31, 2002 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). (G)
10.19	DPI Dresden Equipment Purchase and DPI/IFX Supply Agreement dated May 15, 2002, as amended, by and among DuPont Photomasks, Inc., Blitz 02-210 GmbH and Infineon Technologies AG. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). (G)
10.20	2002 Employment Agreement with James Northup dated December 27, 2001. (H)
10.21	2002 Employment Agreement with Satish Rishi dated October 11, 2001. (H)
10.22	2003 Employment Agreement with Marshall C. Turner dated September 10, 2003
10.23	Form of Indemnification Agreement between the Company and its Directors and Officers
11	Statement re Computation of Per Share Earnings (Loss)
14	Code of Ethics for Senior Executives of DuPont Photomasks, Inc.
21	List of principal subsidiaries of the Company
23	Consent of PricewaterhouseCoopers LLP
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Letter	Definition
(A)	Registration Statement on Form S-1, Registration No. 333-33869 ("IPO Registration Statement").
(B)	Annual Report on Form 10-K for the year ended June 30, 1997 ("1997 Form 10-K").
(C)	Annual Report on Form 10-K for the year ended June 30, 1998 ("1998 Form 10-K").
(D)	Annual Report on Form 10-K for the year ended June 30, 1999 ("1999 Form 10-K").
(E)	Form 8-A12 G/A on June 23, 2000 ("2000 Form 8-A").
(F)	Annual Report on Form 10-K for the year ended June 30, 2000 ("2000 Form 10-K").
(G)	Annual Report on Form 10-K for the year ended June 30, 2001 ("2001 Form 10-K").
(H)	Annual Report on From 10-K for the year ended June 30, 2002 ("2002 Form 10-K").
(I)	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 ("March 31, 2003 Form 10-Q").
(J)	Form 8-A12B on January 30, 2001 ("2001 Form 8-A12B").
(K)	Amendment No. 2 to Form S-3 filed on July 19, 2000 ("Amendment No. 2 to Form S-3").