Form 10-Q
period 2003-09-30
DUPONT PHOTOMASKS INC
filed 2003-11-13
CIK 1012128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30,  2003

Commission file number 0-20839

DUPONT PHOTOMASKS, INC.

(Exact name of registrant as specified in our charter)

Delaware	74-2238819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of November 6, 2003, 18,130,467 shares of common stock, $.01 par value, were outstanding.

PART I

Item 1. Financial Statements

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(Dollars in thousands, except share data)

(unaudited)

	Three Months Ended September 30,
	2002	2003

Revenue, net	$84,240	$82,374
Cost of goods sold	70,734	75,647
Selling, general and administrative expense	9,920	12,323
Research and development expense	7,574	7,051
Special charges, net	—	1,230
Operating loss	(3,988)	(13,877)
Other expense, net	(126)	(663)
Loss before income taxes and minority interest	(4,114)	(14,540)
Provision for (benefit from) income taxes	(411)	650
Loss before minority interest	(3,703)	(15,190)
Minority interest in (income) loss of joint ventures	(1,792)	86
Net loss	$(5,495)	$(15,104)

Basic loss per share	$(0.31)	$(0.83)

Weighted average shares outstanding	17,970,356	18,108,478

Diluted loss per share	$(0.31)	$(0.83)

Weighted average shares outstanding	17,970,356	18,108,478

The accompanying notes are an integral part of these consolidated statements.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2003	September 30, 2003
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$250,355	$234,942
Accounts receivable, trade, net	54,312	56,165
Accounts receivable, related parties	996	1,677
Inventories, net	13,434	11,662
Deferred income taxes	4,454	440
Prepaid expenses and other current assets	12,705	15,153
Total current assets	336,256	320,039
Assets held for sale	5,087	9,319
Property and equipment, net	379,582	383,855
Accounts receivable, related parties	1,048	1,018
Deferred income taxes	1,603	1,627
Other assets, net	46,006	38,484
Total assets	$769,582	$754,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$45,935	$38,181
Accounts payable, related parties	4,553	6,549
Income taxes payable	884	738
Other accrued liabilities	59,559	67,145
Short-term borrowings	11,903	11,991
Convertible notes	—	100,000
Total current liabilities	122,834	224,604
Long-term borrowings	1,973	1,400
Long-term convertible notes	225,000	125,000
Deferred income taxes	8,427	4,436
Other liabilities	6,967	6,836
Minority interest in net assets of joint ventures	45,436	45,349
Total liabilities	410,637	407,625

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 18,064,964 and 18,130,395 issued and outstanding, respectively	181	181
Additional paid-in capital	317,220	318,374
Retained earnings	41,544	26,440
Accumulated other comprehensive income	—	1,722
Total stockholders’ equity	358,945	346,717
Total liabilities and stockholders’ equity	$769,582	$754,342

The accompanying notes are an integral part of these consolidated statements.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended September 30,
	2002	2003

Cash flows from operating activities:
Net loss	$(5,495)	$(15,104)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,150	23,176
Minority interest in income (loss) of joint ventures	1,792	(86)
Deferred income taxes	1,971	—
Special charges, net	—	1,230
Other	(41)	169
Changes in assets and liabilities:
Accounts receivable, trade, net	2,722	(6,046)
Accounts receivable, related parties	1,495	(631)
Inventories, net	(42)	1,649
Other assets, net	7,179	4,341
Accounts payable, trade	(8,341)	(3,025)
Accounts payable, related parties	60	1,996
Other liabilities	(6,310)	(3,566)

Net cash provided by operating activities	19,140	4,103

Cash flows from investing activities:
Additions of property and equipment, net	(15,036)	(20,046)
Proceeds from sale of warrants and investments	90	—

Net cash used in investing activities	(14,946)	(20,046)

Cash flows from financing activities:
Proceeds from borrowings	1,566	41
Payments on borrowings	(2,113)	(968)
Proceeds from issuance of common stock under employee plans	1,443	1,154

Net cash provided by financing activities	896	227

Effect of exchange rate changes on cash	472	303

Net increase (decrease) in cash and cash equivalents	5,562	(15,413)
Cash and cash equivalents at beginning of period	138,918	250,355

Cash and cash equivalents at end of period	$144,480	$234,942

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$136	$179

Taxes, net	$(4,600)	$275

The accompanying notes are an integral part of these consolidated statements.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount

Balance as of June 30, 2002	17,927,294	$179	$314,430	$155,054	$—	$469,663

Issuance of common stock under employee plans	137,670	2	2,790	—	—	2,792
Net loss	—	—	—	(113,510)	—	(113,510)

Balance as of June 30, 2003	18,064,964	181	317,220	41,544	—	358,945

Issuance of common stock under employee plans	65,431	—	1,154	—	—	1,154
Foreign currency translation adjustments	—	—	—	—	1,722	1,722
Net loss	—	—	—	(15,104)	—	(15,104)

Balance as of September 30, 2003 (unaudited)	18,130,395	$181	$318,374	$26,440	$1,722	$346,717

The accompanying notes are an integral part of these consolidated statements.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(unaudited)

1.             Basis of Presentation

The interim consolidated financial statements presented in this report include the accounts of DuPont Photomasks, Inc. and our controlled and wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. All adjustments have been made to the accompanying interim consolidated financial statements which are, in the opinion of management, necessary for a fair presentation of our operating results and include all adjustments of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2003. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire fiscal year. Certain reclassifications have been made in the prior period consolidated financial statements to conform with the current period presentation.

2.             Property and Equipment

Property and equipment are stated at cost. Property and equipment under capital leases are stated at the present value of future minimum lease payments. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years for equipment and 10 to 20 years for buildings. Property and equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the estimated remaining term of the lease. Accumulated depreciation and amortization was $443,410 as of June 30, 2003 and $462,859 as of September 30, 2003. Assets held for sale relate to the Gresham, Danbury, and Rousset facilities and certain other equipment. We are actively marketing these assets and will sell the assets after appropriate evaluation of all proposals.

3.             New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except to the extent the provisions of this statement relate to previously effective SFAS No. 133 implementation issues and for hedging relationships designated after June 30, 2003.  The adoption of this pronouncement had no impact on our consolidated financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective in its entirety at the beginning of the first interim period beginning after June 15, 2003. The adoption of this pronouncement had no impact on our consolidated financial condition or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, or FIN No. 46, Consolidation of Variable Interest Entities  (“VIE”).  FIN No. 46 requires that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be consolidated on the entity’s financial statements.  In October 2003, the FASB issued FASB Staff Position No. FIN 46-6, deferring the effective date of applying the provisions of FIN No. 46 to the first interim or annual period ending after December 15, 2003, for qualifying VIE’s.  In addition, FASB plans to modify FIN No. 46 during the three months ending December 31, 2003.  We are currently assessing the impact that FIN No. 46 may have on our consolidated financial condition or results of operations.

In January 2003, the SEC issued a final rule requiring enhanced disclosure of material off-balance sheet transactions, arrangements, and other relationships with unconsolidated entities. The rule also requires a tabular disclosure of future payments due under contractual commitments. The disclosure requirements will become effective for our fiscal 2004 Annual Report on Form 10-K.  We do not expect this pronouncement to have a material impact on our consolidated financial condition or results of operations.

4.             Derivative Instruments and Hedging Activities

Forward foreign exchange contracts are utilized to mitigate the risks associated with currency fluctuations on certain foreign currency  balance sheet exposures, and are, therefore, held primarily for purposes other than trading. These foreign exchange contracts do not qualify for hedge accounting under SFAS No. 133, as amended. Unrealized gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts designated to offset certain non-U.S. dollar denominated assets and liabilities are recognized as other income or expense on the accompanying consolidated income statements in the period in which the exchange rates change. These gains and losses offset the foreign currency exchange gains and losses on the underlying exposures being hedged. An unrealized gain of $152 for the three months ended September 30, 2003 is recorded in other expense, net on the accompanying consolidated income statement in relation to our forward exchange contracts outstanding as of September 30, 2003.  These instruments may involve elements of credit and market risk in excess of the amounts recognized on the consolidated financial statements. We monitor our positions and the credit quality of counterparties, consisting primarily of major financial institutions, and do not anticipate nonperformance by any counterparty, although nonperformance could occur.

5.             Earnings (Loss) Per Share

Basic earnings (loss) per share, or basic EPS, is computed by dividing net income (loss) by the weighted number of common shares outstanding during each period. Diluted earnings (loss) per share, or diluted EPS, is computed by dividing net income (loss) after adjustments for the dilutive effect of our convertible notes (if dilutive), by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. Common share equivalents include stock options and assumed conversion of the convertible notes. The number of common share equivalents outstanding relating to stock options is computed using the treasury stock method and the number of common share equivalents outstanding relating to the convertible notes is computed using the if-converted method.

The reconciliation of the amounts used to calculate the basic EPS and diluted EPS is as follows:

	Three Months Ended September 30,
	2002	2003

Net loss for the period—basic	$(5,495)	$(15,104)
Dilutive effect of convertible notes	—	—

Net loss for the period—diluted	$(5,495)	$(15,104)

Weighted average shares outstanding—basic	17,970,356	18,108,478
Plus: Common share equivalents	—	—

Weighted average shares outstanding—dilutive	17,970,356	18,108,478

Basic loss per share	$(0.31)	$(0.83)

Diluted loss per share	$(0.31)	$(0.83)

Stock options to acquire 4,396,749 shares for the three months ended September 30, 2002 and 4,598,313 shares for the three months ended September 30, 2003 were not included in common share equivalents because the effect of including these stock options would have been anti-dilutive. For the three months ended September 30, 2002 and 2003, 941,088 and 5,824,850 shares, respectively, were not included in the computations of diluted EPS because the effect of including the shares to be issued upon the conversion of convertible notes would have been anti-dilutive. These options and the convertible notes may become dilutive in the future.

6.             Comprehensive Income

Our comprehensive income for the three months ended September 30, 2003 is comprised of net loss and foreign currency translation adjustments.  We had no items of comprehensive income other than net loss for the three months ended September 30, 2002.

7.             Employee Plans

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for our stock performance plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. We also have an Employee Stock Purchase Plan. SFAS No. 123, Accounting for Stock Based Compensation, established accounting and disclosure requirement alternatives which involve using a different accounting method for expensing the calculated value of option awards. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic-value-based method of accounting described above, and have adopted only the disclosure requirements of SFAS No. 123. We use the Black-Scholes model to calculate pro forma expense for disclosure purposes. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates which are based upon historical volatility rates. Because our employee stock options and Employee Stock Purchase Plan shares have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options and Employee Stock Purchase Plan shares.

SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, amends the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net loss if the fair-value-based method had been applied to our stock-based employee compensation plans in each period.

	Three Months Ended September 30,
	2002	2003
Net loss:
As reported	$(5,495)	$(15,104)
Deduct total stock-based employee compensation expense determined under the Black-Scholes valuation method for all awards, net of tax	(3,976)	(3,580)

Pro forma net loss	$(9,471)	$(18,684)

Basic loss per share:
As reported	$(0.31)	$(0.83)
Pro forma	$(0.53)	$(1.03)

Diluted loss per share:
As reported	$(0.31)	$(0.83)
Pro forma	$(0.53)	$(1.03)

8.             Segment Information

The Company conducts operations worldwide and is managed on a geographic basis, with those geographic segments being North America, Europe and Asia. The North America segment consists only of the U.S., the Europe segment includes France and Germany and the Asia segment includes China, Japan, Korea, Taiwan and Singapore.

	North America	Europe	Asia	Eliminations	Total

Three Months Ended September 30, 2002
Revenue, net	$39,339	$13,996	$30,905	$—	$84,240
Transfers between geographic segments	1,641	43	4,823	(6,507)	—
	$40,980	$14,039	$35,728	$(6,507)	$84,240

Net income (loss)	$(11,948)	$(2,758)	$9,211	$—	$(5,495)

June 30, 2003
Identifiable assets	$308,821	$113,787	$346,974	$—	$769,582

Three Months Ended September 30, 2003
Revenue, net	$34,080	$19,691	$28,603	$—	$82,374
Transfers between geographic segments	6,105	53	5,444	(11,602)	—
	$40,185	$19,744	$34,047	$(11,602)	$82,374

Net income (loss)	$(12,720)	$(7,801)	$5,417	$—	$(15,104)

September 30, 2003
Identifiable assets	$268,458	$128,357	$357,527	$—	$754,342

Products are transferred between geographic areas on a basis intended to approximate the market value of such products.

9.             Income Taxes

The provision for (benefit from) income taxes differs from amounts computed by applying the federal statutory rate of 35% to loss before income taxes and minority interest as a result of our reduced tax rates in certain Asian jurisdictions and our inability to record deferred tax benefits for net operating losses generated in certain tax jurisdictions.

10.          Special Charges, net

During the year ended June 30, 2003, we recorded special charges as a result of programs we implemented to reduce costs associated with our North America, Europe and Asia segments. The integration and consolidation initiatives in North America and Asia were completed as of March 31, 2003 and the related liabilities were settled as of September 30, 2003. We plan to complete the consolidation initiatives in Europe and settle the related liabilities during fiscal 2004.  During the three months ended September 30, 2003, we reduced accrued liabilities for lease termination and asset disposal related costs by $367 as a result of our renegotiation of our lease termination agreement for our Hamburg facility.

During the three months ended September 30, 2003, we signed a multi-year pellicle supply agreement with Micro Lithography, Inc., or MLI, while concurrently deciding to close our pellicle production facility in Danbury, Connecticut.  The decision to close our Danbury facility was a result of our efforts to reduce costs. In relation to our decision to close our Danbury facility, we recorded special charges of $2,722 for employee severance and asset disposal costs and received proceeds of $1,200 from the sale of certain pellicle technology.  The charges, net of sale proceeds, have been recorded as Special Charges, net on the accompanying consolidated income statement.  We expect to extinguish these restructuring liabilities during the three months ending December 31, 2003; however, we expect to record and pay additional special charges during the three months ending December 31, 2003 of approximately $600 in association with the Danbury closure.

A summary of the related accrued liabilities is shown below:

	Employee Severance	Asset Disposals and Related Costs	Lease Termination and Other Costs	Total

Remaining liability as of June 30, 2003	$11,404	$1,307	$1,949	$14,660

Charges during the quarter ended September 30, 2003	2,057	740	—	2,797

Adjustments to the liability during the quarter ended September 30, 2003	—	(129)	(238)	(367)

Utilized during the quarter ended September 30, 2003	(4,526)	(715)	—	(5,241)

Remaining liability as of September 30, 2003	$8,935	$1,203	$1,711	$11,849

11.          Commitments and Contingencies

RTC

We guarantee a portion of certain equipment leases of the DPI Reticle Technology Center, LLC, or RTC. Our portion of the future minimum lease payments of the RTC aggregated $3,266 as of September 30, 2003.

AMTC and BAC

We, along with Infineon and AMD, have established joint ventures in Dresden, Germany to conduct leading edge photomask research and pilot manufacturing. The ventures consist of the Advanced Mask Technology Center GmbH & Co. KG, or AMTC, and the Maskhouse Building Administration GmbH & Co., or BAC. The AMTC conducts photomask research and pilot manufacturing. The BAC is the owner of a state-of-the-art photomask research and manufacturing facility.

We lease approximately 50% of the facility from the BAC for advanced photomask manufacturing and the remainder is leased by the AMTC. Both leases are for 10-year terms and commenced July 2003.  The BAC has executed a term loan agreement for the construction of its research and manufacturing facility.  The term loan had 65,000 Euro ($74,584 as of September 30, 2003) outstanding as of September 30, 2003.  Subsequent to the occupancy of the building and the initiation of lessee rental payments, we were released from our one-third guarantee related to the BAC indebtedness, which will not be reinstated unless the lenders become liable to return monies received in payment of the indebtedness as a result of any bankruptcy, composition or similar proceedings affecting the BAC.

We are committed to funding a portion of the operating cash requirements of the AMTC under research and development reimbursement and capacity utilization obligations through June 30, 2007. We expect our portion of these operating cash requirements to vary between approximately 22% to 26% through June 30, 2007.  Included in these amounts are our guarantees of a portion of the operating lease payments of the AMTC to the BAC.  The estimated guarantees related to the 10-year term of the AMTC lease agreement aggregate $16,200 as of September 30, 2003.

The AMTC has executed a 120,000 Euro revolving credit facility to be used for equipment purchases.  The revolving credit facility had 33,000 Euro ($37,866 as of September 30, 2003) outstanding as of September 30, 2003. Each of the partners of the joint venture executed one-third guarantees for up to 32,000 Euro and certain additional costs as defined in the revolving credit facility agreement for as long as any obligation remains outstanding under the revolving credit facility. We will be required to honor our guarantee if the AMTC fails to make timely payments under the revolving credit facility; breaches certain financial covenants; becomes insolvent; or in any other way defaults under the revolving credit facility. We will also be required to honor our guarantee if any of the owners of the AMTC breach certain terms of the joint venture agreement, become insolvent or cease doing business, experience a material adverse change affecting their obligations under the guarantee, fail to pay their respective indebtedness in excess of 50,000 Euro or otherwise experience an event constituting a default under the revolving credit facility.

Infineon

In May 2002, we entered into an agreement to acquire photomask production equipment from Infineon’s internal photomask manufacturing operations in Munich, Germany and become Infineon’s strategic photomask supplier. In consideration for the acquisition of certain photomask production assets and the agreement to supply Infineon with photomasks over a 10 year term, we agreed to pay Infineon $53,500 over a seven-year period ending in March 2009. We also agreed to purchase from Infineon, additional photomask production equipment for approximately $28,100 payable over a five-year period ending in December 2006. We have made purchases of $20,636 in association with this agreement as of September 30, 2003, $10,636 of which is reflected as a non-cash transaction on the accompanying consolidated statement of cash flows for the three months ended September 30, 2003. We expect to fund all payments to Infineon from cash provided by operations; however, we may elect to satisfy a portion of these amounts by issuing shares of our common stock.  The amount of which we may satisfy with our common stock approximated  $24,600 as of September 30, 2003.

BindKey

We have established a profit sharing plan with the BindKey employees. Through March 2006, BindKey employees may earn amounts annually based on the annual after-tax earnings of BindKey. Upon the termination of the final year subject to the profit sharing plan, the employees may earn an additional lump-sum amount based on the after-tax earnings of BindKey in the final year. Any amounts earned in relation to the profit sharing plan will be expensed in the period earned.

Schott

In March 2002, we sold all of our photoblank manufacturing assets to Schott Lithotec AG, or Schott. We also entered into a supply agreement with Schott for a significant portion of our future purchases of photoblanks.

MLI

In July 2003, we signed a multi-year pellicle supply agreement with MLI for a significant portion of our future purchases of pellicles.

General

As of September 30, 2003, minimum lease payments for noncancelable operating lease obligations are estimated to be $11,500, $10,200, $9,500, $9,400, $9,100 for annual periods ending September 30, 2004 through 2008, respectively, and $39,000 in the aggregate thereafter.

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

Our operations and our ownership of real property are subject to various environmental laws and regulations that govern, among other things, the discharge of pollutants into the air and water and the handling, use, storage, disposal and clean-up of solid and hazardous wastes. Compliance with such laws and regulations requires that we incur capital expenditures and operating costs in connection with our ongoing operations. In addition, such laws and regulations may impose liabilities on owners and operators of businesses and real property without regard to fault and such liabilities may be joint and several with other parties. More stringent environmental laws and regulations may be enacted in the future, which may require us to expend additional amounts on environmental compliance or may require modifications to our operations. Although we are unable to predict the extent of our future liability with respect to any environmental matters, we believe, based upon current information, that environmental liabilities will not be material to our financial position or results of operations. E.I. du Pont de Nemours and Company, has agreed to indemnify us for any environmental contamination present on our manufacturing sites at June 13, 1996, the date of our initial public offering, or present at any such site due to the generation, use, treatment, storage, release, emission, discharge or disposal of hazardous waste or hazardous materials before such date. The Environmental Protection Agency is reviewing a groundwater contamination issue at our Danbury, Connecticut site under voluntary corrective action. Any such contamination is believed to be offsite or historical, and, if that is the case, any environmental liabilities would be covered by the indemnification agreement with E.I. du Pont de Nemours and Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document. All references to years are to our fiscal years, which end on June 30.  Results for interim periods are not necessarily indicative of results for the full year.  Statements in this report that relate to future results and events are based on our current expectations.  Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties.   For a discussion of factors affecting our business, see “Item 1-Business” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

Overview

We are a leading global provider of microimaging solutions.  We develop and produce advanced photomasks, a key enabling technology used in the manufacture of semiconductor and other microelectronic devices.

Recent semiconductor industry data suggests improving conditions on many fronts.  Utilization rates at our customer fabs have edged up, exceeding 90% in the leading edge nodes.  Chip average selling prices have trended up over the last few months, signaling, perhaps, greater pricing leverage.  We believe that chip inventories are being managed very well in the early stages of this upturn as opposed to excessive inventories during calendar year 2000.  We expect photomask demand to improve steadily as end-user markets steadily improve and as incremental leading edge chip capacity ramps up over the next year.  In the short term, customer decisions on 130nm design starts will define the photomask market.  During the three months ended September 30, 2003, our leading edge revenue, defined as 130nm and below design rules, increased 6.4% sequentially and represented 18.1% of our total revenue.

We continue making progress with our restructuring plans in Europe.  During July 2003, mask production ended in our Rousset, France facility according to schedule.  During fiscal 2004, we plan to wind down mask production in our Hamburg, Germany facility.  Our Corbeil-Essonnes, France facility is making progress ramping up to volume production as it absorbs production from Rousset and Hamburg.  Also, we closed our pellicle production facility in Danbury during September 2003 after signing a multi-year pellicle supply agreement with MLI.  Our new advanced mask operation in Dresden, Germany is on track to ramp throughout calendar 2004.  This facility also houses the AMTC, which is a critical part of our strategy to develop and build 90nm and below mask technology.  By leveraging the costs and know-how with two technology leaders – AMD and Infineon – we expect to rebuild a leadership position at the leading edge of the market.

Results of Operations

Revenue, net.  Revenue, net is comprised primarily of photomask sales to semiconductor manufacturers. Revenue, net decreased 2.2% from $84.2 million in the three months ended September 30, 2002 to $82.4 million in the three months ended September 30, 2003. From September 30, 2002 to September 30, 2003, revenue, net produced in North America decreased from $39.3 million to $34.1 million, in Europe increased from $14.0 million to $19.7 million and in Asia decreased from $30.9 million to $28.6 million. The overall decrease was primarily attributable to average selling prices and unit demand dropping slightly.

Cost of Goods Sold.  Cost of goods sold consists of materials, labor, depreciation and overhead. Cost of goods sold increased 6.9% from $70.7 million to $75.6 million for the three months ended September 30, 2002 and 2003, respectively.   Gross profit margin decreased from 16.0% for the three months ended September 30, 2002 to 8.2% for the three months ended September 30, 2003. Cost of goods sold increased over the same period last year due to the ramp-up of our advanced production facility in Dresden, expenses related to the consolidation of trailing edge production in Europe and costs related to the closure of our pellicle production facility in Danbury.  Also, labor costs that had been previously included in our RTC joint venture prior to the modification of the agreement with the RTC partners contributed to the increase.   These increases in cost of goods sold were partially offset by benefits in depreciation expense realized from the impairment of certain long-lived assets during 2003 as well as a refund of $0.8 million related to sales taxes previously paid by the Company for the purchase of software products for internal use.   In the short term, we expect to continue to incur costs associated with the consolidation of trailing edge production in Europe and the ramp-up of our Dresden facility.  These costs will be partially offset by savings related to the closure of our facility in Danbury that ceased the production of pellicles in September 2003.

Selling, General and Administrative Expense.  Selling, general and administrative expense includes salaries of sales and administrative personnel, marketing expense, general and administrative expense and product distribution expense. Selling, general and administrative expense increased 24.2% from $9.9 million for the three months ended September 30, 2002 to $12.3 million for the three months ended September 30, 2003. Selling, general and administrative expense as a percentage of sales increased from 11.8% for the three months ended September 30, 2002 to 15.0% for the three months ended September 30, 2003.   Increases in cost resulted from the ramp-up of BindKey and our advanced production facility in Dresden, shipping, customs and duty cost associated with an increase in work transferred between regions and certain personnel related expenses.

Research and Development Expense.  Research and development expense consists primarily of employee costs, cost of consumed materials, depreciation, engineering related costs and our share of costs of the RTC and AMTC joint ventures. Research and development expense decreased 6.9% from $7.6 million for the three months ended September 30, 2002 to $7.1 million for the three months ended September 30, 2003. As a percentage of sales it decreased from 9.0% for the three months ended September 30, 2002 to 8.6% for the three months ended September 30, 2003. The decrease in research and development expense resulted primarily from a $0.7 million subsidy received in Europe during September 2003 and a modification of the agreement with the RTC partners in December 2002 which led to reduced costs of the RTC.  These decreases in research and development expense were partially offset by increases in BindKey software development expense and ramp-up expense of the AMTC.   In the near term, we expect the costs of the AMTC to continue to increase with its ramp-up.

Special Charges, net.  During the three months ended September 30, 2003, we signed a multi-year pellicle supply agreement with MLI while concurrently deciding to close our pellicle production facility in Danbury.  The decision to close our Danbury facility was a result of our efforts to reduce costs.  In relation to our decision to close our Danbury facility, we recorded special charges of $2.7 million for employee severance and asset disposal costs and received proceeds of $1.2 million from the sale of certain pellicle technology.  The charges, net of sale proceeds, have been recorded as Special Charges, net on the accompanying interim unaudited consolidated income statement. We expect to extinguish these restructuring liabilities during the three months ending December 31, 2003; however, we expect to record and pay additional special charges during the three months ending December 31, 2003 of approximately $0.6 million in association with the Danbury closure.

In addition and during the three months ended September 30, 2003, we reduced accrued liabilities for lease termination and asset disposal related costs by $0.4 million as a result of our renegotiation of our lease termination agreement for our Hamburg facility.

Other Income (Expense), net.  Other expense, net includes interest expense, interest income and exchange gains and losses. Other expense, net was an expense of $0.1 million for the three months ended September 30, 2002 and an expense of $0.7 million for the three months ended September 30, 2003. The increase in other expense, net was primarily due to interest expense on our $125.0 million convertible subordinated notes issued and sold in May 2003.

Provision For (Benefit From) Income Taxes.   Our income taxes are based on the statutory rates in effect in the countries in which we operate.  Certain of our operations in Asia are subject to various tax holidays. We recorded a benefit from income taxes of $0.4 million and a provision for income taxes of $0.7 million during the three months ended September 30, 2002 and 2003, respectively.  The provision for and benefit from income taxes differs from the amounts computed by applying the federal statutory rate of 35% to loss before income taxes and minority interest primarily as a result of our inability to record deferred tax benefits for net operating losses generated in certain jurisdictions and reduced tax rates in certain Asian jurisdictions.  During the three months ended September 30, 2002, we recorded a valuation allowance against our net deferred tax asset (including the net operating loss carryforwards) in North America.

Minority Interest in (Income) Loss of Joint Ventures.  Minority interest reflects our partners’ share of the earnings or losses of our consolidated joint venture operations, which currently include our Shanghai, China and Hsinchu, Taiwan operations. The minority interest impact of our joint ventures was an increase of $1.8 million to our net loss for the three months ended September 30, 2002 and a decrease of $0.1 million to our net loss for the three months ended September 30, 2003. The change from the same quarter of last year was a result of lower revenue and higher production cost driven largely by depreciation expense from added equipment in our Taiwan facility.

Liquidity and Capital Resources

Our working capital was $213.4 million as of June 30, 2003 and $95.4 million as of September 30, 2003. The decrease in working capital was primarily due to the reclassification of our $100.0 million of convertible subordinated notes from a non-current liability to a current liability combined with cash used for capital expenditures.  The notes mature in July 2004.

Cash used in investing activities was $14.9 million and $20.0 million for the three months ended September 30, 2002 and 2003, respectively. Cash used for capital expenditures was $15.0 million and $20.0 million for the three months ended September 30, 2002 and 2003, respectively. Management expects capital expenditures for 2004 to be approximately $60.0 million to $65.0 million. Capital expenditures have been and will be used primarily to advance our technical capability.  Additionally, in the future we may pursue acquisitions of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid.

Cash provided by financing activities was $0.9 million and $0.2 million for the three months ended September 30, 2002 and 2003, respectively. This reduction was the result of reduced borrowing and fewer common stock purchases under our employee plans.

Our ongoing cash requirements will be for capital expenditures, acquisitions, research and development and working capital. Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements for at least the next 12 months. Thereafter, based on our current operating plans, we may require external financing from time to time to fund our capital expenditure requirements. There can be no assurance that alternative sources of financing will be available if our capital requirements exceed cash flows from operations. There can be no assurance that we will be able to obtain any additional financing required to fund our capital needs on reasonable terms, or at all.

The following summarizes our contractual cash obligations as of September 30, 2003 (in millions):

	Payments Due for the Periods ending September 30,
	Total	Year 2004	Two Years 2005-2006	Two Years 2007-2008	Beyond

Short-term and long-term borrowings	$11.0	$10.9	$0.1	$—	$—
Convertible notes	225.0	100.0	—	125.0	—
Capital lease obligations	2.4	1.1	0.3	0.3	0.7
Operating leases (BAC estimated)	88.7	11.5	19.7	18.5	39.0
Other long-term obligations (AMTC estimated)	56.9	11.2	30.3	12.2	3.2

Total contractual cash obligations	$384.0	$134.7	$50.4	$156.0	$42.9

We lease approximately 50% of the facility from the BAC for advanced photomask manufacturing.  This operating lease is for a 10-year term and commenced July 2003.  In addition, we are committed to funding a portion of the operating cash requirements of the AMTC under research and development reimbursement and capacity utilization obligations through June 30, 2007. We expect our portion of these operating cash requirements to vary between approximately 22% to 26% through June 30, 2007.

The following summarizes our commercial commitments as of September 30, 2003 (in millions):

	Amounts of Commitment Expiration by Periods Ending September 30,
	Total	Year 2004	Two Years 2005-2006	Two Years 2007-2008	Beyond

Guarantees (AMTC estimated)	$25.1	$15.9	$—	$1.9	$7.3
Other commercial commitments	61.0	3.7	37.7	16.1	3.5

Total commercial commitments	$86.1	$19.6	$37.7	$18.0	$10.8

Guarantees include our proportionate share of the AMTC lease payments to the BAC in excess of our commitment to fund the operating cash requirements of the AMTC through June 30, 2007. We estimate these guarantees to be $9.2 million as of September 30, 2003. We have also guaranteed up to 32.0 million Euro of the AMTC’s 120.0 million Euro revolving credit facility. The revolving credit facility had 33.0 million Euro ($37.9 million as of September 30, 2003) outstanding as of September 30, 2003.  Guarantees also includes our portion of certain equipment leases of the RTC with future minimum lease payments aggregating approximately $3.3 million as of September 30, 2003.

In May 2002, we entered into an agreement to acquire photomask production equipment from Infineon’s internal photomask manufacturing operations in Munich, Germany and become Infineon’s strategic photomask supplier. In consideration for the acquisition of certain photomask production assets and the agreement to supply Infineon with photomasks over a 10-year term, we agreed to pay Infineon $53.5 million over a seven-year period ending in March 2009.  We also agreed to purchase from Infineon additional photomask production equipment for approximately $28.1 million payable over a five-year period ending in December 2006. We have made purchases of $20.6 million in association with this agreement as of September 30, 2003, $10.6 million of which is reflected as a non-cash transaction on the accompanying interim unaudited consolidated statement of cash flows for the three months ended September 30, 2003.  We expect to fund all payments to Infineon from cash provided by operations; however, we may elect to satisfy a portion of these amounts by issuing shares of our common stock.  The amount of which we may satisfy with our common stock approximated  $24.6 million as of September 30, 2003.

In addition to the commitments in the tables above, the following commitments and contingencies exist:

•          We have established a profit sharing plan with the BindKey employees. Through March 2006, BindKey employees may earn amounts annually based on the annual after-tax earnings of BindKey. Upon the termination of the final year subject to the profit sharing plan, the employees may earn an additional lump-sum amount based on the after-tax earnings of BindKey in the final year. Any amounts earned in relation to the profit sharing plan will be expensed in the period earned.

•          In March 2002, we sold all of our photoblank manufacturing assets to Schott. We also entered into a supply agreement with Schott for a significant portion of our future purchases of photoblanks.

•          In July 2003, we signed a multi-year pellicle supply agreement with MLI for a significant portion of our future purchases of pellicles.

•          We also have various purchase commitments incidental to the normal course of business, including non-refundable deposits to purchase equipment. In the aggregate, such commitments are not at prices in excess of current market.

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

•      Similarly, we must make estimates of the collectability of our accounts receivable. We consider trends of historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If circumstances change or if our original estimates are otherwise incorrect, we may have to reduce our estimates of the recoverability of amounts due us by a material amount.

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

Other Matters

In April 2003, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except to the extent the provisions of this statement relate to previously effective SFAS No. 133 implementation issues and for hedging relationships designated after June 30, 2003.  The adoption of this pronouncement had no impact on our consolidated financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective in its entirety at the beginning of the first interim period beginning after June 15, 2003. The adoption of this pronouncement had no impact on our consolidated financial condition or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, or FIN No. 46, Consolidation of Variable Interest Entities (“VIE”).  FIN No. 46 requires that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be consolidated on the entity’s financial statements.  In October 2003, the FASB issued FASB Staff Position, or FSP No. FIN 46-6, deferring the effective date of applying the provisions of FIN No. 46 to the first interim or annual period ending after December 15, 2003, for qualifying VIE’s.  In addition, FASB intends to modify FIN No. 46 during the three months ending December 31, 2003.  We are currently assessing the impact that FIN No. 46 may have on our consolidated financial condition or results of operations.

In January 2003, the SEC issued a final rule requiring enhanced disclosure of material off-balance sheet transactions, arrangements, and other relationships with unconsolidated entities. The rule also requires a tabular disclosure of future payments due under contractual commitments. The disclosure requirements will become effective for our fiscal 2004 Annual Report on Form 10-K.  We do not expect this pronouncement to have a material impact on our consolidated financial condition or results of operations.

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve a number of risks and uncertainties.  Such forward-looking statements are generally accompanied by words such as  “intend”, “may”, “plan”,  “expect”,  “believe”,  “should”,  “would”,  “could”, “anticipate” or other words that convey uncertainty of future events or outcomes. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated by the forward looking statements. Such risks and uncertainties include, without limitation, the following:

•                    The current downturn in the semiconductor industry could lead to a decrease in the demand for our photomask products;

•                    The semiconductor industry is highly cyclical and has been subject to significant economic downturns at various times;

•                    Our financial results may vary significantly from quarter to quarter or we may fail to meet investors’ expectations, which could negatively impact the price of our stock;

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

•                    E.I. du Pont de Nemours and Company has influence on all stockholder votes;

•                    Our success depends, in part, upon key managerial, engineering and technical personnel as well as our ability to continue to attract and retain additional personnel and integrate new personnel into key positions; and

•                    Other risks indicated in our other filings with the SEC, including but not limited to those factors which are fully discussed under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on September 10, 2003.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates. As of September 30, 2003, we had outstanding $100.0 million in non-interest bearing convertible subordinated notes, $125.0 million in 1.25% convertible subordinated notes and approximately $13.3 million in interest bearing borrowings of which $11.9 million were short-term borrowings. As a result, changes in the interest rate market would change the estimated fair value of our convertible notes and other interest bearing borrowings. We believe that a 10% change in interest rates would not have a material effect on our business, financial condition, results of operations or cash flows.

Foreign currency exposures are primarily due to non-North America operations which are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material effect on our consolidated financial condition and results of operations. Any exchange rate fluctuations can affect our margins since we may have imbalances between some foreign currency denominated revenue and expenses. Our consolidated financial statements reflect remeasurement and translation of items denominated in non-U.S. currencies to U.S. dollars, our functional currency. Exchange gains or losses are included in comprehensive income in the period in which they occur. We monitor our exchange rate exposure and attempt to reduce such exposure by hedging. We have entered into forward contracts in currencies of the countries in which we conduct business in order to reduce such exposure.   An unrealized gain of $0.2 million for the three months ended September 30, 2003 is recorded in other expense, net on the accompanying interim unaudited consolidated income statement in relation to our forward exchange contracts outstanding as of September 30, 2003.  An unrealized gain of $1.7 million as of September 30, 2003 is recorded in accumulated other comprehensive income on the accompanying interim unaudited consolidated balance sheet and statement of stockholders’ equity in relation to foreign currency translation adjustments.  These instruments may involve elements of credit and market risk in excess of the amounts recognized on the interim unaudited consolidated financial statements. We believe that a 10% change in exchange rates would not have a material effect on our business, financial condition, results of operations or cash flows. We monitor our positions and the credit quality of counterparties, consisting primarily of major financial institutions, and do not anticipate nonperformance by any counterparty, although nonperformance could occur. There can be no assurance that such forward contracts or any other hedging activity will be available or adequate to eliminate, or even mitigate, the impact of our exchange rate exposure. There can be no assurance that such risks will not have a material adverse impact on our liquidity, financial condition and results of operations in the future.

Financial Risk Management

Our international revenue is subject to inherent risks, including fluctuations in local economies; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in the repatriation of earnings; and burdens of complying with a wide variety of foreign laws. Some of our sales outside of North America are denominated in local currencies, and accordingly, we are subject to the risks associated with fluctuations in currency rates. In general, increases in the value of the dollar against foreign currencies decrease the U.S. dollar value of foreign sales requiring us either to increase our price in the local currency, which could render our product prices noncompetitive, or to suffer reduced revenue and gross margins as measured in U.S. dollars. Our foreign currency hedging program is not designed to hedge the margin risks associated with foreign exchange rate changes. Our hedging is comprised of foreign currency forward exchange contracts utilized to mitigate the risks associated with foreign currency fluctuations on certain balance sheet exposures. However, the hedging program will not eliminate all of our foreign exchange risks.

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

As of September 30, 2003, we had outstanding foreign currency denominated short-term borrowings, including capital lease obligations, totaling approximately $7.2 million.  As of September 30, 2003, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

As of September 30, 2003 we had $100.0 million of convertible subordinated notes outstanding due in July 2004.  The notes have no stated interest, are convertible at any time into shares of our common stock at a conversion price of $106.26 per share, are unconditionally guaranteed by E.I. du Pont de Nemours and Company and are not callable by us. In the event of a fundamental change in our company, each holder of notes will have the right to require us to redeem, in cash, any or all of such holder’s notes at a price equal to 100% of the principal amount to be redeemed.  If a fundamental change were to occur, we cannot assure you that we will have sufficient funds to pay the redemption price for all the notes tendered by the holders, although E.I. du Pont de Nemours and Company would be required to pay the redemption price under its guarantee. In that case, our failure to redeem tendered notes would constitute an event of default under the indenture for the notes, and may constitute a default under the terms of other indebtedness that we may enter into from time to time.

In addition, we had $125.0 million of convertible subordinated notes outstanding as of September 30, 2003 that are due in May 2008.  The notes accrue interest at an annual rate of 1.25% and are convertible at any time into shares of our common stock at a conversion price of $25.595 per share. Interest on the notes is payable semi-annually on May 15 and November 15 of each year beginning November 15, 2003. If a change of control occurs, each holder of notes will have the right to require us to redeem, in cash, any or all of such holder’s notes at a price equal to 100% of the principal amount to be redeemed.  If a change of control were to occur, we cannot assure you that we will have sufficient funds to pay the redemption price for all the notes tendered by the holders. In that case, our failure to redeem tendered notes would constitute an event of default under the indenture for the notes, and may constitute a default under the terms of other indebtedness that we may enter into from time to time. In connection with the issuance of the notes, we entered into a Registration Rights Agreement and filed a shelf registration statement covering resales of the notes and the common stock issuable upon conversion of the notes. If we fail to comply with certain of our obligations under the Registration Rights Agreement, additional interest will accrue on the affected notes at an annual rate of 0.5%.

Item 4.  Controls and Procedures

Our chief executive officer and our chief financial officer, based on their evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this report on Form 10-Q of DuPont Photomasks, Inc., have concluded that our disclosure controls and procedures were effective. There were no changes in internal control over financial reporting or in other factors during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

We are not currently involved in any material legal proceedings.

Item 6. Exhibits and Reports on Form 8-K

(A)          Exhibits

3.1.1	Certificate of Incorporation of the Company, as amended and restated on April 3, 1996. (A)
3.1.2	Amendment to the Certificate of Incorporation of the Company. (B)
3.2	Bylaws, as amended on October 26, 1999. (B)
3.2.1	Amendments to the Bylaws Of DuPont Photomasks, Inc. as approved by the Board Of Directors on June 23, 2003. (E)
4.1	Specimen Certificate for Common Stock. (A)
4.2	Form of Indenture, between DuPont Photomasks, Inc. and Chase Bank of Texas, N.A., as trustee, including the form of Convertible Subordinated Notes due July 24, 2004 attached as Exhibit A thereto. (F)
4.3	Indenture, between DuPont Photomasks, Inc. and JPMorgan Chase Bank, as trustee, including Form of 1.25% Convertible Subordinated Notes due 2008 (144A Global Note and Reg S. Global Note). (C)
4.4

Rights Agreement, dated as of January 30, 2001, between DuPont Photomasks, Inc. and EquiServe Trust Company, N.A., as Rights Agent, together with the following exhibits thereto: Exhibit A-Form of Certificate of Designation of Series A Junior Participating Preferred Stock of DuPont Photomasks, Inc.; Exhibit B-Form of Right Certificate; Exhibit C-Summary of Rights to Purchase Shares of Preferred Stock of DuPont Photomasks, Inc. (D)

4.5	Amendment No. 1 to Rights Agreement, between DuPont Photomasks, Inc. and EquiServe Trust Company, N.A., as Rights Agent, dated as of April 29, 2003. (C)
4.6	Registration Rights Agreement among DuPont Photomasks, Inc., Credit Suisse First Boston LLC and Lehman Brothers Inc. dated as of May 5, 2003. (C)
10.1	2003 Employment Agreement with Marshall C. Turner dated September 10, 2003 (E)
10.2	First Amendment, dated as of October 8, 2003, to 2002 Employment Agreement with James Northup dated December 27, 2001.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Letter	Definition
(A)	Registration Statement on Form S-1, Registration No. 333-33869.
(B)	Form 8-A12 G/A on June 23, 2000.
(C)	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.
(D)	Form 8-A12B on January 30, 2001.
(E)	Annual Report on Form 10-K for the fiscal year ended June 30, 2003.
(F)	Amendment No. 2 to Form S-3 filed on July 19, 2000.

(B)           Reports on Form 8-K

Our report on Form 8-K, dated July 8, 2003, reporting our announcement on July 8, 2003 of our signing of a multi-year supply agreement with Micro Lithography, Inc. and our intent to end pellicle production at our Danbury, Connecticut facility.

Our report on Form 8-K, dated July 23, 2003, reporting our announcement on July 23, 2003 of our financial results for the fiscal quarter and year ended June 30, 2003 and certain other information.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT PHOTOMASKS, INC.
(Registrant)

	By:	/s/ SATISH RISHI
Date: November 12, 2003		Satish Rishi Executive Vice President–Finance and Chief Financial Officer (Principal Financial and Accounting Officer)