Form 10-Q
period 2003-12-31
DUPONT PHOTOMASKS INC
filed 2004-02-12
CIK 1012128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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
Yes ☒ No ☐

As of  February 9, 2004, 18,195,708 shares of common stock, $.01 par value, were outstanding.

TABLE OF CONTENTS

Part I

	Item 1.	Financial Statements
Consolidated Income Statements (unaudited) for the Three Months Ended December 31, 2002 and 2003 and for the Six Months Ended December 31, 2002 and 2003
Consolidated Balance Sheets as of June 30, 2003 and December 31, 2003 (unaudited)
Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended December 31, 2002 and 2003
Consolidated Statements of Stockholders’ Equity for the Twelve Months Ended June 30, 2003 and the Six Months Ended December 31, 2003 (unaudited)
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

CONSOLIDATED INCOME STATEMENTS

(Dollars in thousands, except share data)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2003	2002	2003
Revenue, net	$80,969	$85,964	$165,209	$168,341
Cost of goods sold	71,000	77,153	141,734	152,802
Selling, general and administrative expense	10,415	13,375	20,335	25,699
Research and development expense	7,592	7,566	15,166	14,617
Special charges, net	12,507	361	12,507	1,591
Operating loss	(20,545)	(12,491)	(24,533)	(26,368)
Other income (expense), net	236	(457)	110	(1,120)
Loss before income taxes and minority interest	(20,309)	(12,948)	(24,423)	(27,488)
Provision for income taxes	1,769	800	1,358	1,450
Loss before minority interest	(22,078)	(13,748)	(25,781)	(28,938)
Minority interest in (income) loss of joint ventures	(939)	521	(2,731)	607
Net loss	$(23,017)	$(13,227)	$(28,512)	$(28,331)

Basic loss per share	$(1.28)	$(0.73)	$(1.59)	$(1.56)

Weighted average shares outstanding	17,993,994	18,130,468	17,982,365	18,119,473

Diluted loss per share	$(1.28)	$(0.73)	$(1.59)	$(1.56)

Weighted average shares outstanding	17,993,994	18,130,468	17,982,365	18,119,473

The accompanying notes are an integral part of these consolidated statements.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2003	December 31, 2003
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$250,355	$226,783
Accounts receivable, trade, net	54,312	60,728
Accounts receivable, related parties	996	1,704
Inventories, net	13,434	11,767
Deferred income taxes	4,454	290
Prepaid expenses and other current assets	12,705	13,788
Total current assets	336,256	315,060
Assets held for sale	5,087	9,033
Property and equipment, net	379,582	361,875
Accounts receivable, related parties	1,048	941
Deferred income taxes	1,603	1,405
Other assets, net	46,006	37,648
Total assets	$769,582	$725,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$45,935	$37,279
Accounts payable, related parties	4,553	5,524
Income taxes payable	884	2,224
Other accrued liabilities	59,559	59,713
Short-term borrowings	11,903	7,630
Convertible notes	—	100,000
Total current liabilities	122,834	212,370
Long-term borrowings	1,973	44
Long-term convertible notes	225,000	125,000
Deferred income taxes	4,872	712
Other liabilities	10,522	8,727
Minority interest in net assets of joint ventures	45,436	44,829
Total liabilities	410,637	391,682

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 18,064,964 and 18,130,619 issued and outstanding, respectively	181	181
Additional paid-in capital	317,220	318,378
Retained earnings	41,544	13,213
Accumulated other comprehensive income	—	2,508
Total stockholders’ equity	358,945	334,280
Total liabilities and stockholders’ equity	$769,582	$725,962

The accompanying notes are an integral part of these consolidated statements.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Six Months Ended December 31,
	2002	2003
Cash flows from operating activities:
Net loss	$(28,512)	$(28,331)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	49,443	46,600
Minority interest in income (loss) of joint ventures	2,731	(607)
Deferred income taxes	2,048	202
Special charges, net	12,507	1,591
Other	(308)	355
Changes in assets and liabilities:
Accounts receivable, trade, net	2,217	(10,905)
Accounts receivable, related parties	1,978	(570)
Inventories, net	(1,143)	1,544
Other assets, net	24,090	4,413
Accounts payable, trade	(3,958)	(4,255)
Accounts payable, related parties	862	972
Other liabilities	(8,228)	(9,081)

Net cash provided by operating activities	53,727	1,928

Cash flows from investing activities:
Purchases of property and equipment	(30,107)	(24,680)
Proceeds from sale of warrants and investments	105	—
Purchases of investments	(1,983)	—
Proceeds from sale of assets	—	2,000

Net cash used in investing activities	(31,985)	(22,680)

Cash flows from financing activities:
Proceeds from borrowings	2,006	401
Payments on borrowings	(2,779)	(4,918)
Proceeds from issuance of common stock under employee plans	1,499	1,158

Net cash provided by (used in) financing activities	726	(3,359)

Effect of exchange rate changes on cash	587	539

Net increase (decrease) in cash and cash equivalents	23,055	(23,572)
Cash and cash equivalents at beginning of period	138,918	250,355

Cash and cash equivalents at end of period	$161,973	$226,783

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$279	$1,147

Taxes, net	$(20,849)	$404

The accompanying notes are an integral part of these consolidated statements.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’Equity
	Shares	Amount
Balance as of June 30, 2002	17,927,294	$179	$314,430	$155,054	$—	$469,663

Issuance of common stock under employee plans	137,670	2	2,790	—	—	2,792
Net loss	—	—	—	(113,510)	—	(113,510)

Balance as of June 30, 2003	18,064,964	181	317,220	41,544	—	358,945

Issuance of common stock under employee plans	65,655	—	1,158	—	—	1,158
Foreign currency translation adjustments	—	—	—	—	2,508	2,508
Net loss	—	—	—	(28,331)	—	(28,331)

Balance as of December 31, 2003 (unaudited)	18,130,619	$181	$318,378	$13,213	$2,508	$334,280

The accompanying notes are an integral part of these consolidated statements.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(unaudited)

1.             Basis of Presentation

The interim consolidated financial statements presented in this report include the accounts of DuPont Photomasks, Inc. and our controlled and wholly-owned subsidiaries. All significant inter-company transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. All adjustments have been made to the accompanying interim consolidated financial statements which are, in the opinion of management, necessary for a fair presentation of our operating results and include all adjustments of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2003. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire fiscal year. Certain reclassifications have been made in the prior period consolidated financial statements to conform with the current period presentation.

2.             Property and Equipment

Property and equipment are stated at cost. Property and equipment under capital leases are stated at the present value of future minimum lease payments. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years for equipment and 10 to 20 years for buildings. Property and equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the estimated remaining terms of the leases. Accumulated depreciation and amortization was $443,410 as of June 30, 2003 and $465,976 as of December 31, 2003. Assets held for sale relate to the Gresham, Danbury, and Rousset facilities and certain other equipment. We are actively marketing these assets and will sell the assets after appropriate evaluation of all proposals.

3.             New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, or FIN No. 46, Consolidation of Variable Interest Entities  (“VIE”).  FIN No. 46 requires that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be consolidated on the entity’s financial statements.  In December 2003, the FASB revised FIN No. 46 which, among other revisions, resulted in the deferral of the effective date of applying the provisions of FIN No. 46 to the first interim or annual period ending after March 15, 2004 for qualifying VIE’s. We are currently assessing the impact that FIN No. 46, as revised, may have on our consolidated financial condition or results of operations.

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

4.             Derivative Instruments and Hedging Activities

Forward foreign exchange contracts are utilized to mitigate the risks associated with currency fluctuations on certain foreign currency  balance sheet exposures, and are, therefore, held primarily for purposes other than trading. These foreign exchange contracts do not qualify for hedge accounting under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended. Unrealized gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts designated to offset certain non-U.S. dollar denominated assets and liabilities are recognized as other income or expense on the accompanying consolidated income statements in the period in which the exchange rates change. These gains and losses offset the foreign currency exchange gains and losses on the underlying exposures being hedged. An unrealized loss of $28 for the three and six months ended December 31, 2003 is recorded in other expense, net on the accompanying consolidated income statement in relation to our forward exchange contracts outstanding as of December 31, 2003.  These instruments may involve elements of credit and market risk in excess of the amounts recognized on the consolidated financial statements. We monitor our positions and the credit quality of counterparties, consisting primarily of major financial institutions, and do not anticipate nonperformance by any counterparty, although nonperformance could occur.

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

The reconciliation of the amounts used to calculate the basic EPS and diluted EPS is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2003	2002	2003
Net loss for the period—basic	$(23,017)	$(13,227)	$(28,512)	$(28,331)
Dilutive effect of convertible notes	—	—	—	—

Net loss for the period—diluted	$(23,017)	$(13,227)	$(28,512)	$(28,331)

Weighted average shares outstanding—basic	17,993,994	18,130,468	17,982,365	18,119,473
Plus: Common share equivalents	—	—	—	—

Weighted average shares outstanding—dilutive	17,993,994	18,130,468	17,982,365	18,119,473

Basic loss per share	$(1.28)	$(0.73)	$(1.59)	$(1.56)

Diluted loss per share	$(1.28)	$(0.73)	$(1.59)	$(1.56)

Stock options to acquire 4,392,116 and 4,860,628 shares for the three and six months ended December 31, 2002 and 2003, respectively, were not included in common share equivalents because the effect of including these stock options would have been anti-dilutive.  For the three and six months ended December 31, 2002, 941,088 shares were not included in the computations of diluted EPS because the effect of including the shares to be issued upon the conversion of convertible notes would have been anti-dilutive. For the three and six months ended December 31, 2003, 5,824,850 shares were not included in the computations of diluted EPS because the effect of including the shares to be issued upon the conversion of convertible notes would have been anti-dilutive. These options and the convertible notes may become dilutive in the future.

6.                                         Comprehensive Income

We had no items of comprehensive income other than net loss for the three and six months ended December 31, 2002.  Our comprehensive income for the three and six months ended December 31, 2003 is comprised of net loss and foreign currency translation adjustments.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2003	2002	2003
Net loss:
As reported	$(23,017)	$(13,227)	$(28,512)	$(28,331)
Deduct total stock-based employee compensation expense determined under the Black-Scholes valuation method for all awards, net of tax	(4,043)	(3,507)	(8,086)	(7,087)

Pro forma net loss	$(27,060)	$(16,734)	$(36,598)	$(35,418)

Basic loss per share:
As reported	$(1.28)	$(0.73)	$(1.59)	$(1.56)
Pro forma	$(1.50)	$(0.92)	$(2.04)	$(1.95)

Diluted loss per share:
As reported	$(1.28)	$(0.73)	$(1.59)	$(1.56)
Pro forma	$(1.50)	$(0.92)	$(2.04)	$(1.95)

8.             Segment Information

The Company conducts operations worldwide and is managed on a geographic basis, with those geographic segments being North America, Europe and Asia. The North America segment consists only of the U.S., the Europe segment includes France and Germany and the Asia segment includes China, Japan, Korea, Taiwan and Singapore.

	North America	Europe	Asia	Eliminations	Total
Three Months Ended December 31, 2002
Revenue, net	$38,609	$15,877	$26,483	$—	$80,969
Transfers between geographic segments	1,690	227	5,479	(7,396)	—
	$40,299	$16,104	$31,962	$(7,396)	$80,969

Net income (loss)	$(16,493)	$(12,286)	$5,762	$—	$(23,017)

Six Months Ended December 31, 2002
Revenue, net	$77,948	$29,873	$57,388	$—	$165,209
Transfers between geographic segments	3,331	270	10,302	(13,903)	—
	$81,279	$30,143	$67,690	$(13,903)	$165,209

Net income (loss)	$(28,441)	$(15,044)	$14,973	$—	$(28,512)

June 30, 2003
Identifiable assets	$308,821	$113,787	$346,974	$—	$769,582

Three Months Ended December 31, 2003
Revenue, net	$37,428	$22,244	$26,292	$—	$85,964
Transfers between geographic segments	6,597	—	6,758	(13,355)	—
	$44,025	$22,244	$33,050	$(13,355)	$85,964

Net income (loss)	$1,952	$(18,705)	$3,526	$—	$(13,227)

Six Months Ended December 31, 2003
Revenue, net	$71,510	$41,936	$54,895	$—	$168,341
Transfers between geographic segments	12,702	53	12,202	(24,957)	—
	$84,212	$41,989	$67,097	$(24,957)	$168,341

Net income (loss)	$(10,729)	$(26,529)	$8,927	$—	$(28,331)

December 31, 2003
Identifiable assets	$240,248	$130,798	$354,916	$—	$725,962

Products are transferred between geographic areas on a basis intended to approximate the market value of such products.

9.             Income Taxes

The provision for income taxes differs from amounts computed by applying the federal statutory rate of 35% to loss before income taxes and minority interest because of: our inability to record deferred tax benefits for net operating losses generated in certain tax jurisdictions; our reduced tax rates in certain Asian jurisdictions; and for other adjustments described below.

During the three months ended December 31, 2002, we recorded a valuation allowance of $1,812 against our net deferred tax asset in Europe (primarily related to net operating loss carryforwards) for the restructuring in Germany.  During the three months ended December 31, 2003, our net tax provision included a $950 benefit from the positive resolution of tax audits in multiple jurisdictions and a provision of $1,250 for withholding taxes related to a planned dividend distribution from within our group of foreign subsidiaries.  When consummated, this dividend distribution will utilize the majority of our U.S. net operating loss carryforward.

10.          Special Charges, net

During fiscal 2003, we implemented programs to reduce costs associated with our North America, Europe and Asia segments. The integration and consolidation initiatives in North America and Asia were completed as of March 31, 2003, and the related liabilities were settled as of September 30, 2003. We plan to complete the consolidation initiatives in Europe and settle the related liabilities during fiscal 2004.  During the three months ended September 30, 2003, we reduced accrued liabilities for lease termination and asset disposal related costs by $367 as a result of our renegotiation of our lease termination agreement for our Hamburg facility.  During the three months ended December 31, 2003, we recorded special charges of $757 which were not previously estimable and related to employee severance for our former employees at our Rousset facility.  In addition, we recorded a $553 benefit as a result of terminating a capital lease liability on December 31, 2003 for our Hamburg facility.  The charges, benefit and adjustments to the liability have been recorded as Special Charges, net on the accompanying consolidated income statements.

During the three months ended September 30, 2003, we closed our pellicle production facility in Danbury as part of our efforts to reduce costs. In relation to this decision, we recorded special charges of $2,722 for employee severance and asset disposal costs and received proceeds of $1,200 from the sale of certain pellicle technology during the three months ended September 30, 2003.  We recorded additional special charges of $234 for employee severance and reduced the employee severance liability by $77 during the three months ended December 31, 2003.  The charges and adjustments to the liability, net of sale proceeds, have been recorded as Special Charges, net on the accompanying consolidated income statements.  We expect to complete the closure initiatives in Danbury and extinguish the related liabilities during the three months ending March 31, 2004.

A summary of the related accrued liabilities is shown below:

	Employee Severance	Asset Disposals and Related Costs	Lease Termination and Other Costs	Total
Remaining liability as of June 30, 2003	$11,404	$1,307	$1,949	$14,660
Charges during the three months ended September 30, 2003	2,057	740	—	2,797
Adjustments to the liability during the three months ended September 30, 2003	—	(129)	(238)	(367)
Utilized during the three months ended September 30, 2003	(4,526)	(715)	—	(5,241)

Remaining liability as of September 30, 2003	8,935	1,203	1,711	11,849

Charges during the three months ended December 31, 2003	991	—	—	991
Adjustments to the liability during the three months ended December 31, 2003	(77)	—	—	(77)
Utilized during the three months ended December 31, 2003	(3,531)	(93)	—	(3,624)

Remaining liability as of December 31, 2003	$6,318	$1,110	$1,711	$9,139

11.          Commitments and Contingencies

RTC

We guarantee a portion of certain equipment leases of the DPI Reticle Technology Center, LLC, or RTC. Our portion of this guarantee was $2,955 as of December 31, 2003.

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

We lease approximately 50% of the facility from the BAC for advanced photomask manufacturing and the remainder is leased by the AMTC. Both operating leases are for 10-year terms and commenced July 2003.  The BAC executed a term loan agreement for its research and manufacturing facility in December 2002.  The term loan had 63,143 Euro ($78,820 as of December 31, 2003) outstanding as of December 31, 2003.  Prior to the initial occupancy of the building and initiation of the lease rental payments, we had guaranteed one-third of the BAC’s indebtedness.  Effective July 2003, we were released from the guarantee except if the lenders become liable to return monies received in payment of the indebtedness as a result of any bankruptcy, composition or similar proceedings affecting the BAC.

We are committed to funding a portion of the operating cash requirements of the AMTC under research and development reimbursement and capacity utilization obligations through June 30, 2007. We expect our portion of these operating cash requirements to vary between approximately 22% to 26% through June 30, 2007.  Included in these amounts is our guarantee of a portion of the operating lease obligations of the AMTC to the BAC.  The estimated guarantee related to the 10-year term of the AMTC lease agreement aggregated $18,800 as of December 31, 2003.

The AMTC has executed a 120,000 Euro revolving credit facility to be used for equipment purchases.  The revolving credit facility had 59,000 Euro ($73,649 as of December 31, 2003) outstanding as of December 31, 2003. Each of the partners of the joint venture executed one-third guarantees for up to 32,000 Euro and certain additional costs as defined in the revolving credit facility agreement for as long as any obligation remains outstanding under the revolving credit facility. We will be required to honor our guarantee if the AMTC fails to make timely payments under the revolving credit facility; breaches certain financial covenants; becomes insolvent; or in any other way defaults under the revolving credit facility. We will also be required to honor our guarantee if any of the owners of the AMTC breach certain terms of the joint venture agreement, become insolvent or cease doing business, experience a material adverse change affecting their obligations under the guarantee, fail to pay their respective indebtedness in excess of 50,000 Euro or otherwise experience an event constituting a default under the revolving credit facility.

Infineon

In May 2002, we entered into an agreement to acquire photomask production equipment from Infineon’s internal photomask manufacturing operations in Munich, Germany and become Infineon’s strategic photomask supplier. In consideration for the acquisition of certain photomask production assets and the agreement to supply Infineon with photomasks over a 10 year term, we agreed to pay Infineon $53,500 over a seven-year period ending in March 2009. We also agreed to purchase from Infineon, additional photomask production equipment for approximately $28,100 payable over a five-year period ending in December 2006. We have made purchases of approximately $20,900 in association with this agreement as of December 31, 2003; $6,728 of which is reflected as a liability on the accompanying consolidated balance sheet as of December 31, 2003. We may elect to satisfy a portion of future amounts payable by issuing shares of our common stock.  The amount of which we may satisfy with our common stock approximated $24,500 as of December 31, 2003.

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

General

As of December 31, 2003, minimum lease payments for noncancelable operating lease obligations are estimated to be $13,300, $11,500, $10,900, $10,800 and $10,500 for annual periods ending December 31, 2004 through 2008, respectively, and $43,200 in the aggregate thereafter.

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

Our operations and our ownership of real property are subject to various environmental laws and regulations that govern, among other things, the discharge of pollutants into the air and water and the handling, use, storage, disposal and clean-up of solid and hazardous wastes. Compliance with such laws and regulations requires that we incur capital expenditures and operating costs in connection with our ongoing operations. In addition, such laws and regulations may impose liabilities on owners and operators of businesses and real property without regard to fault and such liabilities may be joint and several with other parties. More stringent environmental laws and regulations may be enacted in the future, which may require us to expend additional amounts on environmental compliance or may require modifications to our operations. Although we are unable to predict the extent of our future liability with respect to any environmental matters, we believe, based upon current information, that environmental liabilities will not be material to our financial position or results of operations. E.I. du Pont de Nemours and Company, has agreed to indemnify us for any environmental contamination present on our manufacturing sites at June 13, 1996, the date of our initial public offering, or present at any such site due to the generation, use, treatment, storage, release, emission, discharge or disposal of hazardous waste or hazardous materials before such date. The Environmental Protection Agency is reviewing a groundwater contamination issue at our Danbury site under voluntary corrective action. Any such contamination is believed to be offsite or historical, and, if that is the case, any environmental liabilities would be covered by the indemnification agreement with E.I. du Pont de Nemours and Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document. All references to years are to our fiscal years, which end on June 30, unless otherwise noted.  Results for interim periods are not necessarily indicative of results for the full year.  Statements in this report that relate to future results and events are based on our current expectations.  Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties.   For a discussion of factors affecting our business, see “Item 1-Business” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

Overview

We are a leading global provider of microimaging solutions.  We develop and produce photomasks, a key enabling technology used in the manufacture of semiconductor and other microelectronic devices. We also develop and market electronic design automation, or EDA, software.   Our current EDA software product enables chip designers to ensure manufacturability earlier in the design cycle and is targeted at the market segment referred to in the industry as “Design for Manufacturing”, or DFM.

Virtually all of our revenue is derived from the semiconductor industry.  Our customers include integrated device manufacturers (companies that design, build and market semiconductor chips), or IDMs, semiconductor foundries (companies that provide sub-contract manufacturing of semiconductor chips) and fabless semiconductor companies (companies that design and market semiconductor chips and sub-contract manufacturing to foundries or IDMs).

The semiconductor industry is cyclical in nature. Based on data published by industry analysts, annual worldwide semiconductor revenue increased by 33% in calendar 2000, decreased by 31% in calendar 2001, and increased by 2% in calendar 2002. Preliminary estimates suggest that revenue increased by 12% in calendar 2003.  Most recently, based on reports from industry analysts, and our own discussions with customers, we believe the prospects of revenue growth in calendar 2004 for the semiconductor industry have improved. Most industry observers predict semiconductor revenue in calendar 2004 will increase at least 20%.

Although photomask revenue is not directly linked to semiconductor revenue, we believe that once we get beyond the historically slow calendar first quarter, the improving semiconductor market should translate into an increase of new semiconductor design releases and the continued increase of more leading edge and complex designs, which should increase our revenue.

Over the longer term, we expect the photomask industry’s revenue growth will be driven by leading edge products supporting design rules of 130-nanometers and below.  In order to improve our competitive position in those products, we have co-invested in the AMTC, a joint venture research and development initiative with AMD and Infineon.  The AMTC operates in a new, state-of-the-art facility in Dresden, Germany and is focused on developing next generation photomask products and processes supporting 90-nanometer and below design rules.  The AMTC operates in the same cleanroom alongside our new advanced manufacturing operations.  The co-location of a research and development center and commercial operations is designed to streamline the transfer of new photomask technologies into production volumes.  We believe that our investments in the AMTC and our operations in Dresden will accelerate development and commercialization of leading edge photomask technologies and thereby provide us with future opportunities to gain market share.

We have developed and will continue to execute on plans that include various revenue growth initiatives and plans that take actions necessary to more closely match our capacity with our revenue projections.  Our plans are designed to increase revenue and reduce our break-even level, thereby returning us to profitability.  Since December 2002, we have ceased manufacturing operations in three manufacturing facilities and reduced headcount by over 200 employees, while at the same time staffing our new manufacturing facility in Dresden.  We also expect that in the future our investments in Dresden will increase our share of leading edge masks and that our investments in DFM and microimaging capabilities will expand our target markets.

Our primary photomask competitors include Compugraphics, Dai Nippon Printing, Photronics and Toppan Printing.  In addition, several IDMs, including IBM, Intel, Micron and Samsung, and some semiconductor foundries such as SMIC and TSMC, maintain their own captive photomask manufacturing operations.  The capacity and technical capabilities of these captives, relative to their owners’ demand for photomasks, affect the size of the photomask market in which we compete.

Results of Operations

	Financial Summary
	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2003	2002	2003
Revenue, net	$81.0	$86.0	$165.2	$168.3

Cost of Goods Sold	71.0	77.2	141.7	152.8

Gross Profit	$10.0	$8.8	$23.5	$15.5
Gross Margin	12.3%	10.3%	14.2%	9.2%

Selling, General and Administrative Expense	$10.4	$13.4	$20.3	$25.7

Research and Development Expense	7.6	7.6	15.2	14.6

Special Charges, net	12.5	0.4	12.5	1.6

Operating Loss	$(20.5)	$(12.5)	$(24.5)	$(26.4)
Operating Margin	(25.4)%	(14.5)%	(14.8)%	(15.7)%

Revenue, net.  Revenue, net is comprised primarily of photomask sales to semiconductor manufacturers.   Revenue, net increased 6.2% from $81.0 million during the three months ended December 31, 2002 to $86.0 million during the three months ended December 31, 2003.  The increase was primarily attributable to an improvement in mix driven by leading edge revenue, defined as 130nm and below design rules.

Leading edge revenue increased approximately 90% over the same three month period last year and represented 25% of our total revenue.  Currently, we are qualified at more than a dozen customers at the 130nm node globally.  During the quarter we also saw increased qualification activity at leading edge design rules, including the 90nm node.  While we do not expect to see a significant increase in demand at the 90nm node during 2004, early qualification is essential to garnering market share in the ramp-up phase at the 90nm node.  We continue to actively pursue qualifications at 130nm and 90nm customers around the world and look for new opportunities to grow market share through our capability, quality and service.

During the three months ended December 31, 2003, we set a company record for revenue from phase shift masks, the most complex and difficult mask technology required in the industry. During the three months ended December 31, 2003, revenue from phase shift mask layers alone represented more than 10% of our total revenue.  In working with our strategic customers, we believe that multiple lithography strategies will emerge at 65nm design rules and require different phase shift masks.  Through our work performed to date, which we believe will be accelerated by the ramp-up of the AMTC, we expect our position to support these advanced mask types will be strong.

Revenue, net increased 1.9% from $165.2 million during the six months ended December 31, 2002  to $168.3 million during the six months ended December 31, 2003. The overall increase was primarily attributable to an improvement in mix driven by revenue from leading edge technology.  Revenue from 130nm and below design rules represented 22% of revenue for the six months ended December 31, 2003 as compared with 12% of revenue for the same time period during the prior year.

Cost of Goods Sold.  Cost of goods sold consists of materials, labor, depreciation, and overhead. Cost of goods sold increased 8.7% from $71.0 million to $77.2 million for the three months ended December 31, 2002 and 2003, respectively.   Gross margin decreased from 12.3% for the three months ended December 31, 2002 to 10.3% for the three months ended December 31, 2003. Cost of goods sold increased over the same period last year due to the ramp-up of our advanced production facility in Dresden, costs that had been previously included in our RTC joint venture prior to the modification of the agreement with the RTC partners and expenses related to the consolidation of trailing edge production in Europe.  These increases in cost of goods sold were partially offset by benefits from decreased depreciation expense resulting from the impairment of certain long-lived assets during 2003 as well as cost savings from the closure of our pellicle production facility in Danbury in September 2003.

Cost of goods sold increased 7.8% from $141.7 million during the six months ended December 31, 2002 to $152.8 million during the six months ended December 31, 2003.  The increase was primarily attributable to the ramp-up of our advanced production facility in Dresden, cost previously included in our RTC joint venture and expenses related to the consolidation of trailing edge production in Europe.  These increases in cost of goods sold were partially offset by benefits from decreased depreciation expense resulting from the impairment of certain long-lived assets during 2003.

During the short term, we expect to continue to incur costs associated with the ramp-up of our Dresden facility, partially offset by cost savings from the European consolidation and other employee related costs.  During the three months ending March 31, 2004, we expect gross margin to be between 3% and 11%.

Selling, General and Administrative Expense.  Selling, general and administrative expense includes salaries of sales and administrative personnel, marketing expense, general and administrative expense and product distribution expense. Selling, general and administrative expense increased 28.4% from $10.4 million for the three months ended December 31, 2002 to $13.4 million for the three months ended December 31, 2003. Selling, general and administrative expense as a percentage of revenue increased from 12.9% for the three months ended December 31, 2002 to 15.6% for the three months ended December 31, 2003.   Selling, general and administrative expense increased 26.4% from $20.3 million to $25.7 million for the six months ended December 31, 2002 and 2003, respectively. The increases during the three and six month periods were primarily attributable to personnel related expenses, BindKey software development costs and the ramp-up of our Dresden facility.  During the three months ending March 31, 2004, we expect selling, general and administrative expense as a percentage of revenue to be between 14% and 15%.

Research and Development Expense.  Research and development expense consists primarily of employee costs, cost of consumed materials, depreciation, engineering related costs and our share of costs of the RTC and AMTC joint ventures. Research and development expense remained flat at $7.6 million comparing the three months ended December 31, 2002 with the three months ended December 31, 2003. As a percentage of revenue it decreased from 9.4% for the three months ended December 31, 2002 to 8.8% for the three months ended December 31, 2003. Research and development cost remained flat as increases in the ramp-up expense of the AMTC, material cost and BindKey software development expense were equally offset by decreases resulting from reduced cost of the RTC due to a modification of the agreement with the RTC partners during December 2002 as well as transitioning labor cost from development to process integration as AMTC becomes the focus of our research and development activity.  Our ability to successfully develop and commercialize our technical and manufacturing capabilities will be a key factor in realizing significant revenue and market share at the 90nm and smaller nodes.

Research and development expense decreased 3.6% from $15.2 million to $14.6 million for the six months ended December 31, 2002 and 2003, respectively.  The decrease in research and development expense resulted primarily from a $0.7 million subsidy received in Europe during September 2003.

We believe the costs of the AMTC will continue to increase with its ramp-up.  During the three months ending March 31, 2004, we expect research and development expense as a percentage of revenue to be between 10% and 11%.

Special Charges, net.  During 2003, we implemented programs to reduce costs associated with our Europe operations which resulted in special charges related to employee severance, asset disposal, lease termination and related costs. During the three months ended September 30, 2003, we reduced accrued liabilities for lease termination and asset disposal related costs by $0.4 million as a result of our renegotiation of our lease termination agreement for our Hamburg facility.  During the three months ended December 31, 2003, we recorded special charges of $0.8 million which were not previously estimable and related to employee severance for our former employees at our Rousset facility.  We also recorded a $0.6 million benefit as a result of terminating a capital lease liability on December 31, 2003 for our Hamburg facility.  We plan to complete the consolidation initiatives in Europe and settle the related liabilities during 2004.

We closed our pellicle production facility in Danbury during the three months ended September 30, 2003. As a result, we recorded special charges of $2.7 million for employee severance and asset disposal costs and received proceeds of $1.2 million from the sale of certain pellicle technology during the three months ended September 30, 2003.  We recorded additional special charges of $0.2 million for employee severance and reduced the employee severance liability by $0.1 million during the three months ended December 31, 2003.  We expect to complete the closure initiatives in Danbury and extinguish the related liabilities during the three months ending March 31, 2004.

Other Income (Expense), net.  Other income (expense), net includes interest income, interest expense, and foreign currency exchange gains and losses. Other income (expense), net was income of $0.2 million for the three months ended December 31, 2002 and expense of $0.5 million for the three months ended December 31, 2003. The change was due to interest expense on our $125.0 million convertible subordinated notes issued and sold in May 2003 and a net foreign currency exchange loss in the current three month period as compared to a net foreign currency exchange gain during the same three month period during the prior year.

Other income (expense), net for the six months ended December 31, 2002 was income of $0.1 million and expense of $1.1 million for the six months ended December 31, 2003.  The change was primarily attributable to interest expense on our $125.0 million convertible subordinated notes issued and sold during May 2003 and, to a lesser extent, a higher net foreign currency exchange loss.

Provision For Income Taxes.  Our income taxes are based on the statutory rates in effect in the countries in which we operate. Certain of our operations in Asia are subject to various tax holidays. We recorded a provision for income taxes of $1.8 million and $0.8 million during the three months ended December 31, 2002 and 2003, respectively.  The provision for and benefit from income taxes differs from the amounts computed by applying the federal statutory rate of 35% to loss before income taxes and minority interest because of: our inability to record deferred tax benefits for net operating losses generated in certain jurisdictions; reduced tax rates in certain Asian jurisdictions; and for other adjustments described below.

During the three months ended December 31, 2002, we recorded a valuation allowance of $1.8 million against our net deferred tax asset in Europe (primarily related to net operating loss carryforwards) for the restructuring in Germany.  During the three months ended December 31, 2003, our net tax provision included a $1.0 million benefit from the positive resolution of tax audits in multiple jurisdictions and a provision of $1.3 million for withholding taxes related to a planned dividend distribution from within our group of foreign subsidiaries.  When consummated, this dividend distribution will utilize the majority of our U.S. net operating loss carryforward.

Minority Interest in (Income) Loss of Joint Ventures.  Minority interest reflects our partners’ share of the earnings or losses of our consolidated joint venture operations, which currently include our Shanghai, China and Hsinchu, Taiwan operations. The minority interest impact of our joint ventures was an increase of $0.9 million to our net loss for the three months ended December 31, 2002 and a decrease of $0.5 million to our net loss for the three months ended December 31, 2003. The change during the same three month period was a result of lower revenue and higher production cost driven largely by depreciation expense from added equipment in our Taiwan facility.

For the six months ended December 31, 2002, the minority interest impact of our joint ventures was an increase of $2.7 million to our net loss and a decrease of $0.6 million to our net loss for the six months ended December 31, 2003.  Similarly, the change resulted from lower revenue and higher production cost.

Liquidity and Capital Resources

Our working capital was $213.4 million as of June 30, 2003 and $102.7 million as of December 31, 2003. The decrease in working capital was primarily due to the reclassification of our $100.0 million of convertible subordinated notes from a non-current liability to a current liability combined with cash used for capital expenditures.  The $100.0 million notes mature in July 2004.

Cash used in investing activities was $32.0 million and $22.7 million for the six months ended December 31, 2002 and 2003, respectively. Cash used for capital expenditures was $30.1 million and $24.7 million for the six months ended December 31, 2002 and 2003, respectively. We expect capital expenditures for 2004 to be approximately $60.0 million to $65.0 million. Capital expenditures have been and will be used primarily to advance our technical capability.  Additionally, in the future we may pursue acquisitions of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid.

Cash provided by financing activities was $0.7 million for the six months ended December 31, 2002 and cash used in financing activities was $3.4 million for the six months ended December 31, 2003.  The cash used in financing activities during the six months ended

December 31, 2003 was primarily the result of payments on borrowings in China.

Our ongoing cash requirements will be for working capital, capital expenditures, acquisitions, research and development and the repayment of convertible notes and other indebtedness. We expect to repay our $100.0 million convertible notes due in July 2004 from our existing cash balances. Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements for at least the next 12 months.  However, based on our current operating plans, we may seek external financing from time to time to fund our capital expenditures, working capital requirements and other growth initiatives. Sources of external financing could include issuances of equity, convertible debt and short-term or long-term borrowings.  There can be no assurance that external sources of financing will be available if our capital requirements exceed cash flows from operations or that we will be able to obtain any additional financing required to fund our capital needs on reasonable terms, or at all.

Our consolidated cash and cash equivalents balances as of December 31, 2003, was $226.8 million, of which $11.5 million was attributable to minority shareholders in our consolidated joint ventures.  As of March 31, 2004, we expect our consolidated cash and cash equivalents balances will be approximately $200.0 million.

The following summarizes our contractual cash obligations as of December 31, 2003 (in millions):

	Payments Due for the Periods ending Dectember 31,
	Total	Year 2004	Two Years 2005-2006	Two Years 2007-2008	Beyond
Short-term and long-term borrowings	$7.2	$7.2	$—	$—	$—
Convertible notes	225.0	100.0	—	125.0	—
Capital lease obligations	0.4	0.4	—	—	—
Operating leases (BAC amounts estimated)	100.1	13.3	22.3	21.3	43.2
Other long-term obligations (AMTC amounts estimated)	57.9	13.7	32.5	8.6	3.1

Total contractual cash obligations	$390.6	$134.6	$54.8	$154.9	$46.3

We lease approximately 50% of the Dresden facility from the BAC for advanced photomask manufacturing.  This operating lease is for a 10-year term and commenced July 2003.  In addition, we are committed to funding a portion of the operating cash requirements of the AMTC under research and development reimbursement and capacity utilization obligations through June 30, 2007. We expect our portion of these operating cash requirements to vary between approximately 22% to 26% through June 30, 2007.

The following summarizes our commercial commitments as of December 31, 2003 (in millions):

	Amounts of Commitment Expiration by Periods Ending December 31,
	Total	Year 2004	Two Years 2005-2006	Two Years 2007-2008	Beyond
Guarantees (AMTC amounts estimated)	$39.4	$27.5	$—	$3.0	$8.9
Other commercial commitments	60.7	21.1	26.1	10.0	3.5

Total commercial commitments	$100.1	$48.6	$26.1	$13.0	$12.4

Guarantees include our proportionate share of the AMTC lease payments to the BAC in excess of our commitment to fund the operating cash requirements of the AMTC through June 30, 2007. We estimate this guarantee to be $10.7 million as of December 31, 2003. We have also executed a one-third guarantee for up to 32.0 million Euro of the AMTC’s 120.0 million Euro revolving credit facility. The revolving credit facility had 59.0 million Euro ($73.6 million as of December 31, 2003) outstanding as of December 31, 2003.  Guarantees also include our portion of certain equipment leases of the RTC.  Our portion of this guarantee was approximately $3.0 million as of December 31, 2003.

In May 2002, we entered into an agreement to acquire photomask production equipment from Infineon’s internal photomask manufacturing operations in Munich, Germany and become Infineon’s strategic photomask supplier. In consideration for the acquisition of certain photomask production assets and the agreement to supply Infineon with photomasks over a 10-year term, we agreed to pay Infineon $53.5 million over a seven-year period ending in March 2009.  We also agreed to purchase from Infineon additional photomask production equipment for approximately $28.1 million payable over a five-year period ending in December 2006. We have made purchases of approximately $20.9 million in association with this agreement as of December 31, 2003; $6.7 million of which is reflected as a liability on the accompanying consolidated balance sheet as of December 31, 2003.  We may elect to satisfy a portion of future amounts payable  by issuing shares of our common stock.  The amount of which we may satisfy with our common stock approximated $24.5 million as of December 31, 2003.

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

•                  Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years for equipment and 10 to 20 years for buildings. Property and equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the estimated remaining terms of the leases.

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

•    Consolidation

The consolidated financial statements presented herein include the accounts of DuPont Photomasks, Inc. and our controlled and wholly-owned subsidiaries. All significant inter-company transactions and accounts are eliminated in consolidation. Entities that are not controlled but on which we can exercise significant influence are recorded under the equity method of accounting.

Other Matters

In January 2003, the FASB issued FASB Interpretation No. 46, or FIN No. 46, Consolidation of Variable Interest Entities (“VIE”).  FIN No. 46 requires that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be consolidated on the entity’s financial statements. In December 2003, the FASB revised FIN No. 46 which, among other revisions, resulted in the deferral of the effective date of applying the provisions of FIN No. 46 to the first interim or annual period ending after March 15, 2004 for qualifying VIE’s. We are currently assessing the impact that FIN No. 46, as revised, may have on our consolidated financial condition or results of operations.

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

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve a number of risks and uncertainties.  Such forward-looking statements are generally accompanied by words such as  “intend”, “may”, “plan”,  “expect”,  “believe”,  “should”,  “would”,  “could”, “anticipate” or other words that convey uncertainty of future events or outcomes. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated by the forward looking statements. Such risks and uncertainties include, without limitation, the following:

•                  A renewed downturn in the semiconductor industry could lead to a decrease in the demand for our photomask products;

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates. As of December 31, 2003, we had outstanding $100.0 million in non-interest bearing convertible subordinated notes due in July 2004, $125.0 million in 1.25% convertible subordinated notes due in May 2008 and approximately $7.5 million in interest bearing borrowings. As a result, changes in the interest rate market would change the estimated fair value of our convertible notes and other interest bearing borrowings. We believe that a 10% change in interest rates would not have a material effect on our business, financial condition, results of operations or cash flows.

Foreign currency exposures are primarily due to non-North America operations which are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material effect on our consolidated financial condition and results of operations. Any exchange rate fluctuations can affect our margins since we may have imbalances between some foreign currency denominated revenue and expenses. Our consolidated financial statements reflect remeasurement and translation of items denominated in non-U.S. currencies to U.S. dollars, our reporting currency. Exchange gains or losses are included in comprehensive income in the period in which they occur. We monitor our exchange rate exposure and attempt to reduce such exposure by hedging. We have entered into forward contracts in currencies of the countries in which we conduct business in order to reduce such exposure.  The net unrealized loss related to our forward exchange contracts outstanding as of December 31, 2003 was not significant.  An unrealized gain of $2.5 million as of December 31, 2003, is recorded in accumulated other comprehensive income on the accompanying interim unaudited consolidated balance sheet and statement of stockholders’ equity in relation to foreign currency translation adjustments.  These instruments may involve elements of credit and market risk in excess of the amounts recognized on the interim unaudited consolidated financial statements. We believe that a 10% change in exchange rates would not have a material effect on our business, financial condition, results of operations or cash flows. We monitor our positions and the credit quality of counterparties, consisting primarily of major financial institutions, and do not anticipate nonperformance by any counterparty, although nonperformance could occur. There can be no assurance that such forward contracts or any other hedging activity will be available or adequate to eliminate, or even mitigate, the impact of our exchange rate exposure. There can be no assurance that such risks will not have a material adverse impact on our liquidity, financial condition and results of operations in the future.

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

The marketplace for our products dictates that we maintain inventories of raw materials. Therefore, inventory obsolescence is a risk for us due to frequent engineering changes, shifting customer demand, the emergence of new industry standards and rapid technological advances including the introduction by our competitors or us of products embodying new technology. While we maintain valuation allowances for excess and obsolete inventory and we continue to monitor the adequacy of such valuation allowances, there can be no assurance that such valuation allowances will be sufficient.

As of December 31, 2003, we had outstanding foreign currency denominated short-term borrowings totaling approximately $7.2 million.  As of December 31, 2003, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

As of December 31, 2003 we had $100.0 million of convertible subordinated notes outstanding due in July 2004.  The notes have no stated interest, are convertible at any time into shares of our common stock at a conversion price of $106.26 per share, are unconditionally guaranteed by E.I. du Pont de Nemours and Company and are not callable by us. In the event of a fundamental change in our company, each holder of notes will have the right to require us to redeem, in cash, any or all of such holder’s notes at a price equal to 100% of the principal amount to be redeemed.  If a fundamental change were to occur, we cannot assure you that we will have sufficient funds to pay the redemption price for all the notes tendered by the holders, although E.I. du Pont de Nemours and Company would be required to pay the redemption price under its guarantee. In that case, our failure to redeem tendered notes would constitute an event of default under the indenture for the notes, and may constitute a default under the terms of other indebtedness that we may enter into from time to time.

In addition, we had $125.0 million of convertible subordinated notes outstanding as of December 31, 2003 that are due in May 2008. The notes accrue interest at an annual rate of 1.25% and are convertible at any time into shares of our common stock at a conversion price of $25.595 per share. Interest on the notes is payable semi-annually on May 15 and November 15 of each year beginning November 15, 2003. If a change of control occurs, each holder of notes will have the right to require us to redeem, in cash, any or all of such holder’s notes at a price equal to 100% of the principal amount to be redeemed.  If a change of control were to occur, we cannot assure you that we will have sufficient funds to pay the redemption price for all the notes tendered by the holders. In that case, our failure to redeem tendered notes would constitute an event of default under the indenture for the notes, and may constitute a default under the terms of other indebtedness that we may enter into from time to time. In connection with the issuance of the notes, we entered into a Registration Rights Agreement and filed a shelf registration statement covering resales of the notes and the common stock issuable upon conversion of the notes. If we fail to comply with certain of our obligations under the Registration Rights Agreement, additional interest will accrue on the affected notes at an annual rate of 0.5%.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held November 4, 2003 (the “Annual Meeting”). At the Annual Meeting, (i) the Company elected Class I directors to the Board of Directors to serve until our 2006 annual meeting or until their successors are elected and qualified, subject to their death, resignation or removal, and (ii) the selection of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the year ending June 30, 2004 was ratified. Votes cast at the Annual Meeting are as follows:

(i) Election of Class I Directors

	FOR	WITHHELD

E. James Prendergast	14,178,938	2,396,220
William T. Siegle	14,676,150	1,899,008

(ii) Ratification of the appointment of PricewaterhouseCoopers LLP

FOR	AGAINST	ABSTAIN	NON-VOTE
14,631,107	1,858,271	85,780	0

Item 6. Exhibits and Reports on Form 8-K

(A)	Exhibits

	3.1.1	Certificate of Incorporation of the Company, as amended and restated on April 3, 1996. (A)
	3.1.2	Amendment to the Certificate of Incorporation of the Company. (B)
	3.2	Bylaws, as amended on October 26, 1999. (B)
	3.2.1	Amendments to the Bylaws Of DuPont Photomasks, Inc. as approved by the Board Of Directors on June 23, 2003. (E)
	4.1	Specimen Certificate for Common Stock. (A)
	4.2	Form of Indenture, between DuPont Photomasks, Inc. and Chase Bank of Texas, N.A., as trustee, including the form of Convertible Subordinated Notes due July 24, 2004 attached as Exhibit A thereto. (F)
	4.3	Indenture, between DuPont Photomasks, Inc. and JPMorgan Chase Bank, as trustee, including Form of 1.25% Convertible Subordinated Notes due 2008 (144A Global Note and Reg S. Global Note). (C)
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

Our report on Form 8-K, dated October 22, 2003, reporting our announcement on October 22, 2003 of our financial results for the fiscal quarter ended September 30, 2003.

Our report on Form 8-K/A, dated October 22, 2003, reporting our corrected announcement on October 22, 2003 of our financial results for the fiscal quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dupont Photomasks, Inc. (Registrant)

	By:	/s/ SATISH RISHI
Satish Rishi
Date: February 12, 2004		Executive Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)