Form 10-Q
period 2004-03-31
DUPONT PHOTOMASKS INC
filed 2004-05-12
CIK 1012128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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
Yes ☒ No ☐

As of May 10, 2004, 18,378,069 shares of common stock, $.01 par value, were outstanding.

PART I

Item 1. Financial Statements

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(Dollars in thousands, except share data)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2004	2003	2004

Revenue, net	$76,141	$88,019	$241,350	$256,360
Cost of goods sold	74,491	75,791	216,225	228,593
Selling, general and administrative expense	11,163	11,953	31,498	37,652
Research and development expense	6,569	8,792	21,735	23,409
Special charges, net	9,247	506	21,754	2,097
Operating loss	(25,329)	(9,023)	(49,862)	(35,391)
Other income (expense), net	(1,079)	64	(969)	(1,056)
Loss before income taxes and minority interest	(26,408)	(8,959)	(50,831)	(36,447)
Provision for (benefit from) income taxes	(3)	1,300	1,355	2,750
Loss before minority interest	(26,405)	(10,259)	(52,186)	(39,197)
Minority interest in (income) loss of joint ventures	551	(305)	(2,180)	302
Net loss	$(25,854)	$(10,564)	$(54,366)	$(38,895)

Basic loss per share	$(1.43)	$(0.58)	$(3.02)	$(2.14)

Weighted average shares outstanding	18,037,432	18,176,334	18,000,257	18,138,289

Diluted loss per share	$(1.43)	$(0.58)	$(3.02)	$(2.14)

Weighted average shares outstanding	18,037,432	18,176,334	18,000,257	18,138,289

The accompanying notes are an integral part of these consolidated statements

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2003	March 31, 2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$250,355	$228,820
Accounts receivable, trade, net	54,312	63,616
Accounts receivable, related parties	996	2,265
Other receivables	—	17,461
Inventories	13,434	11,505
Deferred income taxes	4,454	351
Prepaid expenses and other current assets	12,705	14,272
Total current assets	336,256	338,290
Assets held for sale	5,087	8,926
Property and equipment, net	379,582	425,496
Accounts receivable, related parties	1,048	933
Deferred income taxes	1,603	991
Other assets, net	46,006	33,054
Total assets	$769,582	$807,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$45,935	$36,866
Accounts payable, related parties	4,553	4,700
Income taxes payable	884	3,128
Other accrued liabilities	59,559	58,325
Short-term borrowings	11,903	22,705
Convertible notes	—	100,000
Total current liabilities	122,834	225,724
Long-term borrowings	1,973	59,811
Long-term convertible notes	225,000	125,000
Deferred income taxes	4,872	781
Other liabilities	10,522	9,773
Minority interest in net assets of joint ventures	45,436	57,801
Total liabilities	410,637	478,890

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 18,064,964 and 18,377,161 issued and outstanding, respectively	181	184
Additional paid-in capital	317,220	323,529
Retained earnings	41,544	2,649
Accumulated other comprehensive income	—	2,438
Total stockholders’ equity	358,945	328,800
Total liabilities and stockholders’ equity	$769,582	$807,690

The accompanying notes are an integral part of these consolidated statements.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Nine Months Ended March 31,
	2003	2004

Cash flows from operating activities:
Net loss	$(54,366)	$(38,895)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	74,450	69,229
Minority interest in income (loss) of joint ventures	2,180	(302)
Deferred income taxes	1,065	624
Special charges, net	21,754	2,097
Other	180	340
Changes in assets and liabilities:
Accounts receivable, trade, net	(696)	(13,649)
Accounts receivable, related parties	3,376	(371)
Inventories	(1,338)	1,431
Other assets, net	23,103	4,583
Accounts payable, trade	(5,181)	(5,175)
Accounts payable, related parties	(4,634)	2,375
Other liabilities	(13,135)	(16,116)

Net cash provided by operating activities	46,758	6,171

Cash flows from investing activities:
Purchases of property and equipment	(50,045)	(33,528)
Cash assumed in consolidation of BAC	—	5,821
Proceeds from sale of assets	—	2,000
Proceeds from sale of warrants and investments	105	—
Purchases of investments	(1,983)	—

Net cash used in investing activities	(51,923)	(25,707)

Cash flows from financing activities:
Proceeds from borrowings	2,368	723
Payments on borrowings	(3,369)	(5,453)
Proceeds from issuance of common stock under employee plans	2,727	2,312

Net cash provided by (used in) financing activities	1,726	(2,418)

Effect of exchange rate changes on cash	595	419

Net decrease in cash and cash equivalents	(2,844)	(21,535)
Cash and cash equivalents at beginning of period	138,918	250,355

Cash and cash equivalents at end of period	$136,074	$228,820

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$362	$1,202

Taxes, net	$(21,825)	$403

The accompanying notes are an integral part of these consolidated statements.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock
	Shares	Amount

Balance as of June 30, 2002	17,927,294	$179	$314,430	$155,054	$—	$469,663

Issuance of common stock under employee plans	137,670	2	2,790	—	—	2,792
Net loss	—	—	—	(113,510)	—	(113,510)

Balance as of June 30, 2003	18,064,964	181	317,220	41,544	—	358,945

Issuance of common stock under employee plans	131,500	1	2,311	—	—	2,312
Issuance of common stock (Note 12)	180,697	2	3,998	—	—	4,000
Foreign currency translation adjustments	—	—	—	—	2,438	2,438
Net loss	—	—	—	(38,895)	—	(38,895)

Balance as of March 31, 2004 (unaudited)	18,377,161	$184	$323,529	$2,649	$2,438	$328,800

The accompanying notes are an integral part of these consolidated statements.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(unaudited)

1.                                      Basis of Presentation

The interim consolidated financial statements presented in this report include the accounts of DuPont Photomasks, Inc., our controlled and wholly-owned subsidiaries, and variable interest entities of which we are the primary beneficiary. All significant inter-company transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. All adjustments have been made to the accompanying interim consolidated financial statements which are, in the opinion of management, necessary for a fair presentation of our operating results and include all adjustments of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2003. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire fiscal year. Certain reclassifications have been made in the prior period consolidated financial statements to conform with the current period presentation.  As of March 31, 2004, we began consolidating the financial results of the Maskhouse Building Administration GmbH & Co. KG (“BAC”), a joint venture equally owned by AMD, Infineon and DuPont Photomasks, Inc., in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN No. 46R”), Consolidation of Variable Interest Entities (“VIE”).  See Notes 2 and 8.

2.                                      New Accounting Pronouncements

In December 2003, the FASB issued FIN No. 46R, a revision to FIN No. 46.  FIN No. 46R clarifies some of the provisions of FIN No. 46 and exempts certain entities from its requirements.  FIN No. 46R requires that if a company is the primary beneficiary of a VIE, the assets, liabilities and results of the VIE’s operations should be consolidated in the company’s financial statements.  Based on the guidance in FIN No. 46R, we concluded that we are the primary beneficiary of the BAC. Accordingly, we began consolidating the financial results of the BAC as of March 31, 2004.  The consolidation of the BAC had no impact on our consolidated income statements during the three and nine months ended March 31, 2004. However, the consolidation of the BAC did increase our consolidated assets and liabilities as of March 31, 2004 by approximately $89,000. AMD and Infineon’s equity ownership in the net assets of the BAC as of March 31, 2004 was approximately $13,000 and is recorded as minority interest in net assets of joint ventures on our consolidated balance sheet. Subsequent to March 31, 2004, we expect the consolidation of the BAC will have no impact on our consolidated net income or loss as we would have otherwise continued to record our equity interest in the BAC under the equity method.  The receipt of the investment subsidies from the German government by the BAC and the payments on the BAC term loan by the BAC will have material impacts on our consolidated cash flows from investing and financing activities, respectively.  Prior to our consolidation of the BAC, we have recorded our rent payments to the BAC in our cash flows from operating activities.  The consolidation has not altered the operational agreements, guarantees and other commitments between the BAC, its partners and lenders.

In January 2003, the Securities and Exchange Commission (“SEC”) issued a final rule requiring enhanced disclosure of material off-balance sheet transactions, arrangements, and other relationships with unconsolidated entities. The rule also requires a tabular disclosure of future payments due under contractual commitments. The disclosure requirements will become effective for our fiscal 2004 Annual Report on Form 10-K. We do not expect this rule will have a material impact on our consolidated financial condition or results of operations.

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which supersedes SAB No. 101, Revenue Recognition in Financial Statements. The adoption of SAB No. 104 did not have a material impact on our consolidated results of operations or financial position. Accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements was superseded as a result of the issuance of Emerging Issues Task Force (“EITF”) EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. SAB No. 104 restates the affected portion of SAB No. 101 to reflect the issuance of EITF 00-21 while the revenue recognition principles of SAB No. 101 remain largely unchanged. SAB No. 104 was effective upon issuance.

3.                                      Derivative Instruments and Hedging Activities

Forward foreign exchange contracts are utilized to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures, and are, therefore, held primarily for purposes other than trading. These foreign exchange contracts do not qualify for hedge accounting under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended. Unrealized gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts designated to offset certain non-U.S. dollar denominated assets and liabilities are recognized as other income or expense on the accompanying consolidated income statements in the period in which the exchange rates change. These gains and losses offset the foreign currency exchange gains and losses on the underlying exposures being hedged. An unrealized gain of $154 for the three and nine months ended March 31, 2004 is recorded in other income (expense), net on the accompanying consolidated income statement in relation to our forward exchange contracts outstanding as of March 31, 2004. These instruments may involve elements of credit and market risk in excess of the amounts recognized on the consolidated financial statements. We monitor our positions and the credit quality of counterparties, consisting primarily of major financial institutions, and do not anticipate nonperformance by any counterparty, although nonperformance could occur.

4.                                      Comprehensive Income

We had no items of comprehensive income other than net loss for the three and nine months ended March 31, 2003. Our comprehensive income for the three and nine months ended March 31, 2004 is comprised of net loss and foreign currency translation adjustments.

5.                                      Earnings (Loss) Per Share

Basic earnings (loss) per share, or basic EPS, is computed by dividing net income (loss) by the weighted number of common shares outstanding during each period. Diluted earnings (loss) per share, or diluted EPS, is computed by dividing net income (loss) after adjustments for the dilutive effect of our convertible notes (if dilutive), by the weighted average number of common shares and potentially dilutive shares outstanding (if dilutive) during each period. Potentially dilutive shares include stock options and assumed conversion of the convertible notes. The number of potentially dilutive shares outstanding relating to stock options is computed using the treasury stock method and the number of potentially dilutive shares outstanding relating to the convertible notes is computed using the if-converted method.

The reconciliation of the amounts used to calculate the basic EPS and diluted EPS is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2004	2003	2004

Net loss for the period—basic	$(25,854)	$(10,564)	$(54,366)	$(38,895)
Dilutive effect of convertible notes	—	—	—	—

Net loss for the period—diluted	$(25,854)	$(10,564)	$(54,366)	$(38,895)

Weighted average shares outstanding—basic	18,037,432	18,176,334	18,000,257	18,138,289
Plus: Potentially dilutive shares	—	—	—	—

Weighted average shares outstanding—dilutive	18,037,432	18,176,334	18,000,257	18,138,289

Basic loss per share	$(1.43)	$(0.58)	$(3.02)	$(2.14)

Diluted loss per share	$(1.43)	$(0.58)	$(3.02)	$(2.14)

Stock options to acquire 4,341,430 and 4,837,688 shares for the three and nine months ended March 31, 2003 and 2004, respectively, were not included in potentially dilutive shares because the effect of including these stock options would have been anti-dilutive. For the three and nine months ended March 31, 2003, 941,088 shares were not included in the computations of diluted EPS because the effect of including the shares to be issued upon the conversion of convertible notes would have been anti-dilutive. For the three and nine months ended March 31, 2004, 5,824,850 shares were not included in the computations of diluted EPS because the effect of including the shares to be issued upon the conversion of convertible notes would have been anti-dilutive. These options and the convertible notes may become dilutive in the future.

6.                                      Income Taxes

The provision for income taxes differs from amounts computed by applying the federal statutory rate of 35% to loss before income taxes and minority interest because of our inability to record deferred tax benefits for net operating losses generated in certain tax jurisdictions, our reduced tax rates in certain Asian jurisdictions, and other adjustments described below.

During the nine months ended March 31, 2003, we recorded valuation allowances against our net deferred tax assets in the U.S. and in Europe (primarily related to net operating loss carryforwards). The restructuring in Germany (Note 10) also resulted in a charge for a valuation allowance of $1,812 during the nine months ended March 31, 2003.  Additionally, during the nine months ended March 31, 2003, we received income tax refunds of approximately $23,300 by carrying U.S. net operating losses back to prior years.

During the three months and nine months ended March 31, 2004, our net tax provision included a provision of $400 and $1,650, respectively, for withholding taxes related to a previously announced dividend distribution from one subsidiary within our group of foreign subsidiaries. When consummated, this dividend distribution will utilize the majority of our U.S. net operating loss carryforward.  For the nine months ended March 31, 2004, our net tax provision also included a $950 benefit from the positive resolution of tax audits in multiple jurisdictions.

7.                                      Property and Equipment

Property and equipment are stated at cost. Property and equipment under capital leases are stated at the present value of future minimum lease payments. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years for equipment and 10 to 20 years for buildings. Property and equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the estimated remaining terms of the leases. Accumulated depreciation and amortization was $443,410 as of June 30, 2003 and $481,346 as of March 31, 2004. Assets held for sale relate to our Gresham, Danbury, and Rousset facilities and certain other equipment. We are actively marketing these assets and will sell the assets after appropriate evaluation of all proposals.

8.                                      Transactions with Consolidated Variable Interest Entity

We, along with Infineon and AMD, have established the BAC which is a joint venture that owns a state-of-the-art photomask research and manufacturing facility in Dresden, Germany.  We lease approximately 50 percent of the facility from the BAC for advanced photomask manufacturing and the remainder is leased by the Advanced Mask Technology Center GmbH & Co. KG (“AMTC”).  Both operating leases are for 10-year terms and commenced July 2003.  Future minimum lease payments to be received by the BAC during the remaining term of the non-cancelable lease with the AMTC are estimated to be approximately $63,000.

The BAC executed a term loan agreement for its research and manufacturing facility in December 2002.  The BAC term loan had $74,946 outstanding as of March 31, 2004.  Of this amount, $15,199 is due within one year and is included in short-term borrowings on our accompanying consolidated balance sheet as of March 31, 2004.  The BAC term loan matures in June 2012.  Principal payments and interest are due quarterly. The BAC term loan is secured by the property, other financial assets of the BAC, the assignment of rights from BAC insurance contracts, the tenant rent payment guarantees and German government guarantees. Prior to the initial occupancy of the building and initiation of the lease rental payments, we had guaranteed one-third of the BAC’s indebtedness.  Effective July 2003, we were released from the guarantee except if the lenders become liable to return monies received in payment of the indebtedness as a result of any bankruptcy, composition or similar proceedings affecting the BAC.  As of March 31, 2004, the carrying value of the BAC property and equipment was $71,012 and is included in property and equipment, net, in our accompanying consolidated balance sheet.  In addition, investment in the BAC facility is subsidized by the German government.  As of March 31, 2004, amounts receivable by the BAC in relation to these investment subsidies were $17,461 and are included in other receivables on the accompanying consolidated balance sheet.

9.                                         Employee Plans

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for our stock performance plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. We also have an Employee Stock Purchase Plan. SFAS No. 123, Accounting for Stock Based Compensation, established accounting and disclosure requirement alternatives which involve using a different accounting method for expensing the calculated value of option awards. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic-value-based method of accounting described above, and have adopted only the disclosure requirements of SFAS No. 123. We use the Black-Scholes model to calculate pro forma expense for disclosure purposes. The Black Scholes option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates which are based upon historical volatility rates. Because our employee stock options and Employee Stock Purchase Plan shares have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options and Employee Stock Purchase Plan shares.

SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, amends the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net loss if the fair-value-based method had been applied to our stock-based employee compensation plans in each period.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2004	2003	2004
Net loss:
As reported	$(25,854)	$(10,564)	$(54,366)	$(38,895)
Deduct total stock-based employee compensation expense determined under the Black-Scholes valuation method for all awards, net of tax	(4,176)	(3,950)	(12,130)	(11,037)

Pro forma net loss	$(30,030)	$(14,514)	$(66,496)	$(49,932)

Basic loss per share:
As reported	$(1.43)	$(0.58)	$(3.02)	$(2.14)
Pro forma	$(1.66)	$(0.80)	$(3.69)	$(2.75)

Diluted loss per share:
As reported	$(1.43)	$(0.58)	$(3.02)	$(2.14)
Pro forma	$(1.66)	$(0.80)	$(3.69)	$(2.75)

10.                               Special Charges, net

During fiscal 2003, we implemented programs to reduce costs associated with our North America, Europe and Asia segments. The integration and consolidation initiatives in North America and Asia were completed during fiscal 2003, and the related liabilities were settled as of September 30, 2003. We expect to complete the consolidation initiatives in Europe and extinguish the majority of the related liabilities during the three months ending June 30, 2004.  During the three months ended March 31, 2004, we recorded special charges of $707 primarily related to asset dispositions and we recorded a $224 benefit related to the revision of previously recorded estimates for the closure of the Rousset facility.  During the nine months ended March 31, 2004 we also reduced accrued liabilities for lease termination and asset disposal related costs by $367 as a result of our renegotiation of our lease termination agreement for our Hamburg facility; recorded special charges of $757 which were not previously estimable and related to employee severance for our former employees at our Rousset facility; and recorded a $553 benefit as a result of terminating a capital lease liability on December 31, 2003 for our Hamburg facility. The charges, benefit and adjustments to the liability have been recorded as Special Charges, net on the accompanying consolidated income statements.

In July 2003, as part of our efforts to reduce costs, we signed a multi-year pellicle supply agreement with Micro Lithography, Inc. (“MLI”), while concurrently deciding to close our pellicle production facility in Danbury. The closure of the facility was completed as of September 30, 2003. We expect to complete the closure initiatives in Danbury and extinguish the related liabilities during the three months ending June 30, 2004. During the nine months ended March 31, 2004, we recorded special charges of $3,054 for employee severance and asset disposal costs; reduced the employee severance liability by $77; and received proceeds of $1,275 from the sale of certain pellicle technology and equipment.  The charges and adjustments to the liability, net of sale proceeds, have been recorded as Special Charges, net on the accompanying consolidated income statements.

A summary of the related accrued liabilities is shown below:

	Employee Severance	Asset Disposals and Related Costs	Lease Termination and Other Costs	Total

Remaining liability as of June 30, 2003	$11,404	$1,307	$1,949	$14,660
Charges during the nine months ended March 31, 2004	3,107	1,486	—	4,593
Adjustments to the liability during the nine months ended March 31, 2004	(77)	(353)	(238)	(668)
Utilized during the nine months ended March 31, 2004	(10,523)	(1,556)	(1,711)	(13,790)

Remaining liability as of March 31, 2004	$3,911	$884	$—	$4,795

11.                               Segment Information

We conduct operations worldwide and are managed on a geographic basis, with those geographic segments being North America, Europe and Asia. The North America segment consists only of the U.S., the Europe segment includes France and Germany and the Asia segment includes China, Japan, Korea, Taiwan and Singapore.

	North America	Europe	Asia	Eliminations	Total

Three Months Ended March 31, 2003
Revenue, net	$38,304	$13,913	$23,924	$—	$76,141
Transfers between geographic segments	2,312	—	3,979	(6,291)	—
	$40,616	$13,913	$27,903	$(6,291)	$76,141

Net loss	$(8,286)	$(17,498)	$(70)	$—	$(25,854)

Nine Months Ended March 31, 2003
Revenue, net	$116,252	$43,786	$81,312	$—	$241,350
Transfers between geographic segments	5,643	270	14,281	(20,194)	—
	$121,895	$44,056	$95,593	$(20,194)	$241,350

Net income (loss)	$(36,727)	$(32,542)	$14,903	$—	$(54,366)

June 30, 2003
Identifiable assets	$308,821	$113,787	$346,974	$—	$769,582

Three Months Ended March 31, 2004
Revenue, net	$34,275	$25,210	$28,534	$—	$88,019
Transfers between geographic segments	10,049	—	6,472	(16,521)	—
	$44,324	$25,210	$35,006	$(16,521)	$88,019

Net income (loss)	$(7,089)	$(11,413)	$7,938	$—	$(10,564)

Nine Months Ended March 31, 2004
Revenue, net	$105,785	$67,146	$83,429	$—	$256,360
Transfers between geographic segments	12,702	53	12,202	(24,957)	—
	$118,487	$67,199	$95,631	$(24,957)	$256,360

Net income (loss)	$(17,817)	$(37,942)	$16,864	$—	$(38,895)

March 31, 2004
Identifiable assets	$216,656	$229,025	$362,009	$—	$807,690

Products are transferred between geographic areas on a basis intended to approximate the market value of such products.

12.                               Commitments and Contingencies

RTC

We guarantee a portion of certain equipment leases of the DPI Reticle Technology Center, LLC (“RTC”). Our portion of this guarantee was $2,644 as of March 31, 2004.

AMTC

We, along with Infineon and AMD, have established the AMTC, a joint venture in Dresden, Germany which conducts leading edge photomask research and pilot manufacturing.  The AMTC leases approximately 50% of the BAC’s facility.  We are committed to funding a portion of the operating cash requirements of the AMTC under research and development reimbursement and capacity utilization obligations through June 30, 2007. We expect our portion of these operating cash requirements to vary between approximately 22% to 26% through June 30, 2007.

The AMTC has executed a 120,000 Euro revolving credit facility to be used for equipment purchases. The revolving credit facility had 59,000 Euro ($71,724 as of March 31, 2004) outstanding as of March 31, 2004. Each of the partners of the joint venture has executed one-third guarantees for up to 32,000 Euro and certain additional costs as defined in the revolving credit facility agreement for as long as any obligation remains outstanding under the revolving credit facility. We will be required to honor our guarantee if the AMTC fails to make timely payments under the revolving credit facility; breaches certain financial covenants; becomes insolvent; or in any other way defaults under the revolving credit facility. We will also be required to honor our guarantee if any of the owners of the AMTC breach certain terms of the joint venture agreement, become insolvent or cease doing business, experience a material adverse change affecting their obligations under the guarantee, fail to pay their respective indebtedness in excess of 50,000 Euro or otherwise experience an event constituting a default under the revolving credit facility.

Infineon

In May 2002, we entered into an agreement to acquire photomask production equipment from Infineon’s internal photomask manufacturing operations in Munich, Germany and become Infineon’s strategic photomask supplier. In consideration for the acquisition of certain photomask production assets and the agreement to supply Infineon with photomasks over a 10 year term, we agreed to pay Infineon $53,500 over a seven-year period ending in March 2009. As part of the same agreement, we also agreed to purchase from Infineon additional photomask production equipment for approximately $28,100 payable over a five-year period ending in December 2006. We have made aggregate purchases of approximately $26,200 pursuant to this agreement as of March 31, 2004. Included in that amount is a $10,000 payment we made to Infineon in March 2004; $4,000 of which was satisfied through the issuance of 180,697 shares of our common stock and the remaining $6,000 was settled using cash.  Per the terms of the agreement, we may elect to satisfy a portion of certain additional future amounts payable by issuing shares of our common stock.  Our decision as to the form of each such payment (cash only, or cash and shares of our common stock) will be made at least thirty days prior to the due date for each payment.  Each payment is considered independently and the payment in shares of our common stock may not exceed forty percent of the total of any single payment.  The maximum value of our common stock that we could issue to Infineon, if we choose to fully exercise our rights for future payments, approximated $20,500 as of March 31, 2004.

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

Schott

In March 2002, we sold all of our photoblank manufacturing assets to Schott Lithotec AG (“Schott”). We also entered into a supply agreement with Schott for a significant portion of our future purchases of photoblanks.

MLI

In July 2003, we signed a multi-year pellicle supply agreement with MLI for a significant portion of our future purchases of pellicles.

General

As of March 31, 2004, minimum lease payments for non-cancelable operating lease obligations are estimated to be $3,741, $2,432, $1,970, $1,934, and $1,182 for annual periods ending March 31, 2005 through 2009, respectively, and $2,894 in the aggregate thereafter.

We have various purchase commitments incidental to the normal course of business, including non-refundable deposits to purchase equipment. In the aggregate, such commitments are not at prices in excess of current market.

We are subject to litigation in the normal course of business. We believe the effect, if any, of an unfavorable settlement of such litigation would not have a material adverse impact on our financial position, results of operations or cash flows.

Our operations and our ownership of real property are subject to various environmental laws and regulations that govern, among other things, the discharge of pollutants into the air and water and the handling, use, storage, disposal and clean-up of solid and hazardous wastes. Compliance with such laws and regulations requires that we incur capital expenditures and operating costs in connection with our ongoing operations. In addition, such laws and regulations may impose liabilities on owners and operators of businesses and real property without regard to fault and such liabilities may be joint and several with other parties. More stringent environmental laws and regulations may be enacted in the future, which may require us to expend additional amounts on environmental compliance or may require modifications to our operations. Although we are unable to predict the extent of our future liability with respect to any environmental matters, we believe, based upon current information, that environmental liabilities will not be material to our financial position, results of operations or cash flows. E.I. du Pont de Nemours and Company has agreed to indemnify us for any environmental contamination present on our manufacturing sites at June 13, 1996, the date of our initial public offering, or present at any such site due to the generation, use, treatment, storage, release, emission, discharge or disposal of hazardous waste or hazardous materials before such date. The Environmental Protection Agency is reviewing a groundwater contamination issue at our Danbury site under voluntary corrective action. Any such contamination is believed to be offsite or historical, and, if that is the case, any environmental liabilities would be covered by the indemnification agreement with E.I. du Pont de Nemours and Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document. All references to years are to our fiscal years, which end on June 30, unless otherwise noted. Results for interim periods are not necessarily indicative of results for the full year. Due to rounding, some columns may not total and some percentage calculations may not recalculate within the financial tables.  Statements in this report that relate to future results and events are based on our current expectations. Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties. For a discussion of factors affecting our business, see “Item 1-Business” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

Overview

We are a leading global provider of microimaging solutions. We develop and produce photomasks, a key enabling technology used in the manufacture of semiconductor and other microelectronic devices. We also develop and market electronic design automation (“EDA”) software. Our current EDA software product enables chip designers to ensure manufacturability earlier in the design cycle and is targeted at the market segment referred to in the industry as “Design for Manufacturing” (“DFM”).

Virtually all of our revenue is derived from the semiconductor industry. Our customers include integrated device manufacturers (companies that design, build and market semiconductor chips) (“IDMs”), semiconductor foundries (companies that provide sub-contract manufacturing of semiconductor chips) and fabless semiconductor companies (companies that design and market semiconductor chips and sub-contract manufacturing to foundries or IDMs).

The semiconductor industry is cyclical in nature. Based on data published by industry analysts, annual worldwide semiconductor revenue increased by 30% in calendar 2000, decreased by 31% in calendar 2001, increased by 2% in calendar 2002 and increased by 14% in calendar 2003.  Most industry observers predict semiconductor revenue in calendar 2004 will increase at least 20%.

Our revenue derived from leading edge designs during our third quarter of fiscal 2004 grew for the third consecutive quarter and represented approximately 30% of our total revenue.  Leading edge designs are those with design rules at and below 130-nanometers.  We believe that this trend is important as it reflects the improving conditions across the semiconductor industry and it is an indication that our customers have improved their abilities to better manage complex design issues and have improved wafer fab yields at the leading edge.  Additionally, we believe this trend reflects the recognition by our customers of our strong and improving technology position as evidenced by the fact that the 2004 third fiscal quarter marked another record for our revenue from phase shift masks, the most complex and difficult mask technology required in the industry. With phase shift production processes now in place at four of our sites globally, and with steadily improving yields, we believe we have recently gained market share at major customers.  In addition, we continue to benefit from increasing revenue from one of our strategic partners, Infineon Technologies.  We are ahead of our original revenue projections from Infineon, as they phase out their internal photomask operations in Munich, Germany.

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

We continue to execute on plans that include various revenue growth initiatives and plans that take actions necessary to more closely match our capacity with our revenue projections.  Our plans are designed to increase revenue and reduce our break-even level, thereby returning us to profitability.  In our fiscal quarter ended March 31, 2004, we increased revenue sequentially and improved product mix and operational efficiencies.  Since December 2002, we have ceased manufacturing operations in three manufacturing facilities and reduced headcount by over 200 employees, while at the same time staffing our new manufacturing facility in Dresden. We also expect that in the future our investments in Dresden will increase our share of leading edge masks and that our investments in DFM and microimaging capabilities will expand our target markets.  Our primary photomask competitors include Compugraphics, Dai Nippon Printing, Photronics, TMC and Toppan Printing. In addition, several IDMs, including IBM, Intel, Micron and Samsung, and some semiconductor foundries such as SMIC and TSMC, maintain their own captive photomask manufacturing operations. The capacity, technical capabilities and resultant volumes processed through these captives affect the size of the photomask market in which we compete.

In the future, the size of the photomask market may also be affected by a variety of other factors such as pricing pressures and unit volumes, including an increasing number of layers per device as design rules decrease, the reluctance to initiate production of new semiconductor designs should our customers’ factories be running at high utilization rates, and increased usage of multi-project wafers and multi-layer reticles.

Results of Operations

Financial Summary

(Dollars in millions)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2004	2003	2004

Revenue, net	$76.1	$88.0	$241.4	$256.4

Cost of goods sold	74.5	75.8	216.2	228.6

Gross profit	$1.7	$12.2	$25.1	$27.8
Gross margin	2.2%	13.9%	10.4%	10.8%

Selling, general and administrative expense	$11.2	$12.0	$31.5	$37.7

Research and development expense	6.6	8.8	21.7	23.4

Special charges, net	9.2	0.5	21.8	2.1

Operating loss	$(25.3)	$(9.0)	$(49.9)	$(35.4)
Operating margin	(33.3)%	(10.3)%	(20.7)%	(13.8)%

(Dollars in Millions)

	Three Months Ended			Nine Months Ended
For the Period Ended March 31:	2003	2004	Delta	2003	2004	Delta

Revenue, net	$76.1	$88.0	15.6%	$241.4	$256.4	6.2%

Revenue, net is comprised primarily of photomask sales to semiconductor manufacturers.  Revenue, net increased 15.6% for the three months ended March 31, 2004 compared with the same period in the prior year.  The increase was primarily attributable to an improvement in mix driven by leading edge revenue, defined as 130-nanometers and below design rules.

Leading edge revenue grew for the third consecutive quarter and represented approximately 30% of our total revenue.  During the 2004 three-month period, we set another record for our revenue from phase shift masks.  Compared to the same three-month period in 2003, leading edge revenue increased approximately 60%.  In the leading edge market, we experienced strong demand from customers participating in the dynamic random access memory, and flash memory and logic markets, including digital signal processors.

Revenue, net increased 6.2% during the 2004 nine-month period compared with the prior year. The overall increase was primarily attributable to an improvement in mix driven by revenue from leading edge technology. Revenue from 130-nanometers and below design rules represented approximately 24% of revenue for the 2004 nine-month period as compared with approximately 16% of revenue for the same time period during the prior year.

(Dollars in Millions)

	Three Months Ended			Nine Months Ended
For the Period Ended March 31:	2003	2004	Delta	2003	2004	Delta

Cost of goods sold	$74.5	$75.8	1.7%	$216.2	$228.6	5.7%

Cost of goods sold consists of materials, labor, depreciation, and overhead. Cost of goods sold increased 1.7% for the 2004 three-month period compared with the prior year.  The increase was due to the ramp-up of our advanced production facility in Dresden and personnel-related costs in North America. These increases in cost of goods sold were mostly offset by decreased depreciation expense resulting from the impairment of certain long-lived assets in June 2003, operational cost savings and cost savings from the closure of our pellicle production facility in Danbury in September 2003.

Cost of goods sold increased 5.7% for the 2004 nine-month period compared with the prior year. The increase was primarily attributable to the ramp-up of our advanced production facility in Dresden, costs previously included in our RTC joint venture, expenses related to the consolidation of trailing edge production in Europe and personnel-related costs in North America. These increases in cost of goods sold were partially offset by decreased depreciation expense resulting from the impairment of certain long-lived assets in June 2003.

Gross margin increased from 2.2% for the three months ended March 31, 2003 to 13.9% for the three months ended March 31, 2004.

During the short term, we expect that cost savings from the consolidation of Europe manufacturing, closure of our Danbury pellicle facility, improved operational efficiencies and reductions of other employee related costs will offset expenses associated with the ramp-up of our Dresden facility. During the three months ending June 30, 2004, we expect gross margin to be between 14% and 18%.

(Dollars in Millions)

	Three Months Ended			Nine Months Ended
For the Period Ended March 31:	2003	2004	Delta	2003	2004	Delta

Selling, general and administrative expense	$11.2	$12.0	7.1%	$31.5	$37.7	19.5%

As a percent of revenue, net	14.7%	13.6%		13.1%	14.7%

Selling, general and administrative expense includes salaries of sales and administrative personnel, marketing expense, general and administrative expense and product distribution expense. Selling, general and administrative expense increased 7.1% for the 2004 three-month period compared with the prior year. Selling, general and administrative expense as a percentage of revenue decreased from 14.7% for the three months ended March 31, 2003 to 13.6% for the three months ended March 31, 2004.  The increase in expense during the 2004 three-month period was primarily attributable to personnel-related expense, professional fees related to the Sarbanes-Oxley Act of 2002 and BindKey costs.

Selling, general and administrative expense increased 19.5% for the 2004 nine-month period compared with the prior year.  Selling, general and administrative expense as a percentage of revenue increased from 13.1% for the nine months ended March 31, 2003 to 14.7% for the nine months ended March 31, 2004. The increase during the 2004 nine-month period was primarily attributable to personnel-related expense, BindKey costs, the ramp up of our Dresden facility and professional fees related to the Sarbanes-Oxley Act of 2002.

During the three months ending June 30, 2004, we expect selling, general and administrative expense as a percentage of revenue to be between 13% and 14%.

(Dollars in Millions)

	Three Months Ended			Nine Months Ended
For the Period Ended March 31:	2003	2004	Delta	2003	2004	Delta

Research & development expense	$6.6	$8.8	33.8%	$21.7	$23.4	7.7%

As a percent of revenue, net	8.6%	10.0%		9.0%	9.1%

Research and development expense consists primarily of employee costs, cost of consumed materials, depreciation, engineering related costs and our share of costs of the RTC and AMTC joint ventures. Research and development expense increased 33.8% for the 2004 three-month period compared with the prior year.  As a percentage of revenue it increased from 8.6% for the three months ended March 31, 2003 to 10.0% for the three months ended March 31, 2004.  The increase was primarily due to the ramp-up expense of the AMTC and BindKey software development expense.

Research and development expense increased 7.7% for the 2004 nine-month period compared with the prior year. The increase was primarily due to the ramp-up expense of the AMTC and BindKey software development expense.  The increase was partially offset by reduced costs of the RTC due to a modification of the agreement with the RTC partners during December 2002.

We believe the costs of the AMTC will continue to increase with its ramp-up. During the three months ending June 30, 2004, we expect research and development expense as a percentage of revenue to be between 9% and 10%.

(Dollars in Millions)

	Three Months Ended			Nine Months Ended
For the Period Ended March 31:	2003	2004	Delta	2003	2004	Delta

Special charges, net	$9.2	$0.5	(94.5)%	$21.8	$2.1	(90.4)%

During 2003, we implemented programs to reduce costs associated with our European trailing edge operations which resulted in special charges related to employee severance, asset disposal, lease termination and related costs. During the three months ended March 31, 2004, we recorded special charges of $0.7 million primarily related to asset dispositions and we recorded a $0.2 million benefit related to the revision of previously recorded estimates for the closure of the Rousset facility.  During the nine months ended March 31, 2004, we also reduced accrued liabilities for lease termination and asset disposal related costs by $0.4 million as a result of our renegotiation of our lease termination agreement for our Hamburg facility; recorded special charges of $0.8 million which were not previously estimable and related to employee severance for our former employees at our Rousset facility; and recorded a $0.6 million benefit as a result of terminating a capital lease liability on December 31, 2003 for our Hamburg facility.

In July 2003, as part of our efforts to reduce costs, we signed a multi-year pellicle supply agreement with MLI, while concurrently deciding to close our pellicle production facility in Danbury. During the nine months ended March 31, 2004, we recorded special charges of $3.1 million for employee severance and asset disposal costs; reduced the employee severance liability by $0.1 million; and received proceeds of $1.3 million from the sale of certain pellicle technology and equipment.

(Dollars in Millions)

	Three Months Ended			Nine Months Ended
For the Period Ended March 31:	2003	2004	Delta	2003	2004	Delta

Other income (expense), net	$(1.1)	$0.1	(105.9)%	$(1.0)	$(1.1)	9.0%

Other income (expense), net includes interest income, interest expense, our equity in earnings of our equity method investees, and foreign currency exchange gains and losses.  For the 2004 three-month period, expense decreased primarily due to a lower net foreign currency exchange loss compared with the prior year.

For the 2004 nine-month period, expense increased due to interest expense on our $125.0 million convertible subordinated notes issued and sold during May 2003 partially offset by a smaller net foreign currency exchange loss and an increase in interest income.

(Dollars in Millions)

	Three Months Ended			Nine Months Ended
For the Period Ended March 31:	2003	2004	Delta	2003	2004	Delta

Provision for (benefit from) income taxes	$(0.0)	$1.3	NM	$1.4	$2.8	103.0%

NM — not meaningful

The provision for income taxes differs from amounts computed by applying the federal statutory rate of 35% to loss before income taxes and minority interest because of our inability to record deferred tax benefits for net operating losses generated in certain tax jurisdictions, our reduced tax rates in certain Asian jurisdictions, and for other adjustments described below.

During the three months and nine months ended March 31, 2004, our net tax provision included a provision of $0.4 million and $1.7 million, respectively, for withholding taxes related to a previously announced planned dividend distribution from one subsidiary within our group of foreign subsidiaries. When consummated, this dividend distribution will utilize the majority of our U.S. net operating loss carryforward.  For the nine months ended March 31, 2004, our net tax provision also included a $1.0 million benefit from the positive resolution of tax audits in multiple jurisdictions.

During the nine months ended March 31, 2003, we recorded valuation allowances against our net deferred tax assets in the U.S. and in Europe (primarily related to net operating loss carryforwards). The restructuring in Germany also resulted in a charge for a valuation allowance of $1.8 million during the nine months ended March 31, 2003.  Additionally, during the nine months ended March 31, 2003, we received income tax refunds of approximately $23.3 million by carrying U.S. net operating losses back to prior years.

(Dollars in Millions)

	Three Months Ended			Nine Months Ended
For the Period Ended March 31:	2003	2004	Delta	2003	2004	Delta

Minority interest in (income) loss of joint ventures	$0.6	$(0.3)	(155.4)%	$(2.2)	$0.3	(113.9)%

Minority interest reflects our partners’ share of the earnings or losses of our consolidated joint venture operations, which included our Shanghai, China and Hsinchu, Taiwan operations as of March 31, 2004. The minority interest impact of our joint ventures was a decrease of $0.6 million to our net loss for the three months ended March 31, 2003 and an increase of $0.3 million to our net loss for the three months ended March 31, 2004. The change was a result of higher revenue produced in our Taiwan facility.

The minority interest impact of our joint ventures was an increase of $2.2 million to our net loss for the nine months ended March 31, 2003 and a decrease of $0.3 million to our net loss for the nine months ended March 31, 2004. The change resulted from lower revenue and higher production costs driven largely by depreciation expense from added equipment in our Taiwan facility.

Liquidity and Capital Resources

Our working capital was $213.4 million as of June 30, 2003 and $112.6 million as of March 31, 2004. The decrease in working capital was primarily due to the reclassification of our $100.0 million of convertible subordinated notes from a non-current liability to a current liability combined with cash used for capital expenditures. The $100.0 million notes mature in July 2004.

Cash used in investing activities was $51.9 million and $25.7 million for the nine months ended March 31, 2003 and 2004, respectively. Cash used for capital expenditures was $50.0 million and $33.5 million for the nine months ended March 31, 2003 and 2004, respectively. We expect capital expenditures for 2004 to be approximately $45.0 million. Capital expenditures have been and will be used primarily to advance our technical capability at the 65 and 90-nanometer nodes. Additionally, in the future we may pursue acquisitions of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid. We expect the BAC will receive a $17.5 million payment related to investment subsidies granted by the German government during calendar 2004. Due to the consolidation of the BAC, these amounts will be included in our cash flows from investing activities.

Cash provided by financing activities was $1.7 million for the nine months ended March 31, 2003 and cash used in financing activities was $2.4 million for the nine months ended March 31, 2004. The cash used in financing activities during the nine months ended March 31, 2004 was primarily the result of payments on borrowings in China. We expect the BAC’s term loan will be repaid by the BAC using proceeds from the BAC’s investment subsidies and lease payments received from the lessees of the BAC’s facility. Due to the consolidation of the BAC, the payments on the BAC’s term loan will be included in our cash flows from financing activities.

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

Our consolidated cash and cash equivalents balances as of March 31, 2004, were $228.8 million, of which $12.9 million was attributable to minority shareholders based on their ownership interests in our consolidated joint ventures. As of March 31, 2004, we have pledged $7.5 million of our cash and cash equivalents balances as collateral security for a portion of our short term borrowings. We expect our consolidated cash and cash equivalents balances will be between $225.0 to $230.0 million as of June 30, 2004.

The following summarizes our contractual cash obligations as of March 31, 2004 (in millions):

	Payments Due for the Periods ending March 31,
	Total	Year 2005	Two Years 2006-2007	Two Years 2008-2009	Beyond

Short-term and long-term borrowings	$82.3	$22.5	$18.2	$18.2	$23.4
Convertible notes	225.0	100.0	—	125.0	—
Capital lease obligations	0.2	0.2	—	—	—
Operating leases	14.1	3.7	4.4	3.1	2.9
Other long-term obligations (AMTC amounts estimated)	46.9	11.7	28.4	3.6	3.2

Total contractual cash obligations	$368.5	$138.1	$51.0	$149.9	$29.5

We are committed to funding a portion of the operating cash requirements of the AMTC under research and development reimbursement and capacity utilization obligations through June 30, 2007. We expect our portion of these operating cash requirements to vary between approximately 22% to 26% through June 30, 2007.

The following summarizes our commercial commitments as of March 31, 2004 (in millions):

	Amounts of Commitment Expiration by Periods Ending March 31,
	Total	Year 2005	Two Years 2006-2007	Two Years 2008-2009	Beyond

Guarantees	$26.5	$26.5	$—	$—	$—
Other commercial commitments	55.4	27.6	24.3	3.5	—

Total commercial commitments	$81.9	$54.1	$24.3	$3.5	$—

We have also executed a one-third guarantee for up to 32.0 million Euro of the AMTC’s 120.0 million Euro revolving credit facility. The revolving credit facility had 59.0 million Euro ($71.7 million as of March 31, 2004) outstanding as of March 31, 2004. Guarantees also include our portion of certain equipment leases of the RTC. Our portion of this guarantee was approximately $2.6 million as of March 31, 2004.

In May 2002, we entered into an agreement to acquire photomask production equipment from Infineon’s internal photomask manufacturing operations in Munich, Germany and become Infineon’s strategic photomask supplier. In consideration for the acquisition of certain photomask production assets and the agreement to supply Infineon with photomasks over a 10 year term, we agreed to pay Infineon $53.5 million over a seven-year period ending in March 2009. As part of the same agreement, we also agreed to purchase from Infineon additional photomask production equipment for approximately $28.1 million payable over a five-year period ending in December 2006. We have made aggregate purchases of approximately $26.2 million pursuant to this agreement as of March 31, 2004. Included in that amount is a $10.0 million payment we made to Infineon in March 2004; $4.0 million of which was satisfied through the issuance of 180,697 shares of our common stock and the remaining $6.0 million was settled using cash.  Per the terms of the agreement, we may elect to satisfy a portion of certain additional future amounts payable by issuing shares of our common stock.  Our decision as to the form of each such payment (cash only, or cash and shares of our common stock) will be made at least thirty days prior to the due date for each payment.  Each payment is considered independently and the payment in shares of our common stock may not exceed forty percent of the total of any single payment.  The maximum value of our common stock that we could issue to Infineon, if we choose to fully exercise our rights for future payments, approximated $20.5 million as of March 31, 2004.

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

Critical Accounting Policies

Our critical accounting policies are as follows:

•                  Revenue recognition

Product revenue is recognized when both title and risk of loss have transferred to the customer, provided that no significant obligations remain. Discounts and rebates are recorded as a reduction of revenue during the period they are earned by the customer. Provision is made for an estimate of product returns based on historical experience and is recorded as a reduction in revenue. Customarily, our shipping terms are FOB or FCA shipping point; however, our final terms depend upon the negotiations with our customers.

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

•                  Similarly, we must make estimates of the collectibility of our accounts receivable. We consider trends of historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If circumstances change or if our original estimates are otherwise incorrect, we may have to reduce our estimates of the recoverability of amounts due us by a material amount.

•                  We maintain inventory reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated market value based on assumptions of future demands and market conditions. If actual market conditions are materially less favorable than those projected by management, or if our estimates of market value are later determined to have been materially incorrect, additional inventory write-downs may be required.

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

•                  Consolidation

The consolidated financial statements presented herein include the accounts of DuPont Photomasks, Inc., our controlled and wholly-owned subsidiaries, and variable interest entities of which we are the primary beneficiary. All significant inter-company transactions and accounts are eliminated in consolidation. Entities that are not controlled but on which we can exercise significant influence are recorded under the equity method of accounting. As of March 31, 2004, we began consolidating the financial results of the BAC in accordance with the provisions of FIN No. 46R.

Other Matters

In December 2003, the FASB issued FIN No. 46R, a revision to FIN No. 46.  FIN No. 46R clarifies some of the provisions of FIN No. 46 and exempts certain entities from its requirements.  FIN No. 46R requires that if a company is the primary beneficiary of a VIE, the assets, liabilities and results of the VIE’s operations should be consolidated in the company’s financial statements.  Based on the guidance in FIN No. 46R, we concluded that we are the primary beneficiary of the BAC. Accordingly, we began consolidating the financial results of the BAC as of March 31, 2004.  The consolidation has not altered the operational agreements, guarantees and other commitments between the BAC, its partners and lenders.

In January 2003, the SEC issued a final rule requiring enhanced disclosure of material off-balance sheet transactions, arrangements, and other relationships with unconsolidated entities. The rule also requires a tabular disclosure of future payments due under contractual commitments. The disclosure requirements will become effective for our fiscal 2004 Annual Report on Form 10-K. We do not expect this rule will have a material impact on our consolidated financial condition or results of operations.

In December 2003, the SEC issued SAB No. 104, Revenue Recognition, which supersedes SAB No. 101, Revenue Recognition in Financial Statements. The adoption of SAB No. 104 did not have a material impact on our consolidated results of operations or financial position. Accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. SAB No. 104 restates the affected portion of SAB No. 101 to reflect the issuance of EITF 00-21 while the revenue recognition principles of SAB No. 101 remain largely unchanged. SAB No. 104 was effective upon issuance.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates. As of March 31, 2004, we had outstanding $100.0 million in non-interest bearing convertible subordinated notes due in July 2004 and $125.0 million in 1.25% convertible subordinated notes due in May 2008.  We have $82.4 million in other interest bearing borrowings. Of this amount, $75.0 million is related to the BAC term loan which matures in June 2012.  As a result, changes in the interest rate market would change the estimated fair value of our convertible notes and other interest bearing borrowings. We believe that a 10% change in interest rates would not have a material effect on our business, financial condition, results of operations or cash flows.

Foreign currency exposures are primarily due to non-North America operations which are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material effect on our consolidated financial condition and results of operations. Any exchange rate fluctuations can affect our margins since we may have imbalances between some foreign currency denominated revenue and expenses. Our consolidated financial statements reflect remeasurement and translation of items denominated in non-U.S. currencies to U.S. dollars, our reporting currency. Exchange gains or losses are included in comprehensive income in the period in which they occur. We monitor our exchange rate exposure and attempt to reduce such exposure by hedging. We have entered into forward contracts in currencies of the countries in which we conduct business in order to reduce such exposure. The net unrealized gain related to our forward exchange contracts outstanding as of March 31, 2004 was not significant. In relation to foreign currency translation adjustments, an unrealized gain of $2.4 million is recorded in accumulated other comprehensive income on the accompanying interim unaudited consolidated balance sheet and statement of stockholders’ equity as of March 31, 2004.  Forward exchange contracts may involve elements of credit and market risk in excess of the amounts recognized on the interim unaudited consolidated financial statements. We believe that a 10% change in exchange rates would not have a material effect on our business, financial condition, results of operations or cash flows.  We monitor our positions and the credit quality of counterparties, consisting primarily of major financial institutions, and do not anticipate nonperformance by any counterparty, although nonperformance could occur. There can be no assurance that such forward contracts or any other hedging activity will be available or adequate to eliminate, or even mitigate, the impact of our exchange rate exposure. There can be no assurance that such risks will not have a material adverse impact on our liquidity, financial condition and results of operations in the future.

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

As of March 31, 2004, we had outstanding foreign currency denominated short-term borrowings totaling $22.6 million Of this amount, $15.2 million is related to the BAC term loan.  As of March 31, 2004, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

As of March 31, 2004 we had $100.0 million of convertible subordinated notes outstanding due in July 2004. The notes have no stated interest, are convertible at any time into shares of our common stock at a conversion price of $106.26 per share, are unconditionally guaranteed by E.I. du Pont de Nemours and Company and are not callable by us. In the event of a fundamental change in our company, each holder of notes will have the right to require us to redeem, in cash, any or all of such holder’s notes at a price equal to 100% of the principal amount to be redeemed. If a fundamental change were to occur, we cannot assure you that we will have sufficient funds to pay the redemption price for all the notes tendered by the holders, although E.I. du Pont de Nemours and Company would be required to pay the redemption price under its guarantee. In that case, our failure to redeem tendered notes would constitute an event of default under the indenture for the notes, and may constitute a default under the terms of other indebtedness that we may enter into from time to time.

In addition, we had $125.0 million of convertible subordinated notes outstanding as of March 31, 2004 that are due in May 2008. The notes accrue interest at an annual rate of 1.25% and are convertible at any time into shares of our common stock at a conversion price of $25.595 per share. Interest on the notes is payable semi-annually on May 15 and November 15 of each year. If a change of control occurs, each holder of notes will have the right to require us to redeem, in cash, any or all of such holder’s notes at a price equal to 100% of the principal amount to be redeemed. If a change of control were to occur, we cannot assure you that we will have sufficient funds to pay the redemption price for all the notes tendered by the holders. In that case, our failure to redeem tendered notes would constitute an event of default under the indenture for the notes, and may constitute a default under the terms of other indebtedness that we may enter into from time to time. In connection with the issuance of the notes, we entered into a Registration Rights Agreement and filed a shelf registration statement covering resales of the notes and the common stock issuable upon conversion of the notes. If we fail to comply with certain of our obligations under the Registration Rights Agreement, additional interest will accrue on the affected notes at an annual rate of 0.5%.

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

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

In May 2002, we entered into an agreement to acquire photomask production equipment from Infineon’s internal photomask manufacturing operations in Munich, Germany and become Infineon’s strategic photomask supplier. In consideration for the acquisition of certain photomask production assets and the agreement to supply Infineon with photomasks over a 10 year term, we agreed to pay Infineon $53.5 million over a seven-year period ending in March 2009. As part of the same agreement, we also agreed to purchase from Infineon, additional photomask production equipment for approximately $28.1million payable over a five-year period ending in December 2006. We have made aggregate purchases of approximately $26.2 million pursuant to this agreement as of March 31, 2004. Included in that amount is a $10.0 million payment we made to Infineon in March 2004; $4.0 million of which was satisfied through the issuance of 180,697 shares of our common stock and the remaining $6.0 million was settled using cash.

The issuance of 180,697 shares of our common stock to Infineon on March 31, 2004 did not involve a public offering and we relied on the exemption from registration of the issuance of these shares to Infineon provided by Section 4(2) of the Securities Act of 1933.  Pursuant to the terms of our agreement with Infineon, we will file a Form S-3 shelf registration statement registering the resale of these shares by Infineon.

We made no repurchases of our equity securities during the three months ended March 31, 2004.

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

	4.5	Amendment No. 1 to Rights Agreement, between DuPont Photomasks, Inc. and EquiServe Trust Company, N.A., as Rights Agent, dated as of April 29, 2003. (C)
	4.6	Registration Rights Agreement among DuPont Photomasks, Inc., Credit Suisse First Boston LLC and Lehman Brothers Inc. dated as of May 5, 2003. (C)
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.1	DuPont Photomasks, Inc. Code of Business Conduct and Ethics

Letter	Definition
(A)	Registration Statement on Form S-1, Registration No. 333-33869.
(B)	Form 8-A12 G/A on June 23, 2000.
(C)	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.
(D)	Form 8-A12B on January 30, 2001.
(E)	Annual Report on Form 10-K for the fiscal year ended June 30, 2003.
(F)	Amendment No. 2 to Form S-3 filed on July 19, 2000.

(B)	Reports on Form 8-K

Our report on Form 8-K, dated January 21, 2004, reporting our announcement on January 21, 2004 of our financial results for the fiscal quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT PHOTOMASKS, INC. (Registrant)

	By:	/s/ SATISH RISHI
Satish Rishi
Date: May 12, 2004		Executive Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)