Form 10-K
period 2004-06-30
DUPONT PHOTOMASKS INC
filed 2004-09-09
CIK 1012128

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

        Aggregate market value of voting stock held by nonaffiliates as of December 31, 2003, was approximately $437.7 million. As of August 27, 2004, 18,482,544 shares of the common stock, $.01 par value, were outstanding.

Documents Incorporated by Reference

(Specific pages incorporated are indicated under the applicable Item herein):

Incorporated by Reference in Part No.
Our proxy statement filed in connection with our 2004 Annual Meeting of Stockholders	III

DUPONT PHOTOMASKS, INC.

        Unless otherwise indicated, "we," "us" and "our" mean DuPont Photomasks, Inc. and E. I. DuPont de Nemours and Company means E. I. du Pont de Nemours and Company or one of its subsidiaries. We have licensed from E. I. du Pont de Nemours and Company use of the tradename "DuPont" and the DuPont in Oval logo. All other trademarks or tradenames referred to in this document are the property of their respective owners. References in this document to "$" or "dollars" are to United States of America, or U.S., currency. Our fiscal year ends June 30.

Note on Incorporation by Reference

        Throughout this report, various information and data are incorporated by reference to portions of our 2004 annual meeting and proxy statement. Any reference in this report to disclosures in the proxy statement filed in connection with our 2004 annual meeting of stockholders shall constitute incorporation by reference of that specific material into this Form 10-K.

PART I

Item 1. Business

The Company

        We are a leading global provider of microimaging solutions and, based on revenue, are one of the largest photomask manufacturers in the world. We develop and produce photomasks, a key enabling technology used in the manufacture of semiconductor and other microelectronic devices. We also develop and market electronic design automation ("EDA") software. We were incorporated as a Texas corporation on June 25, 1985, and were reincorporated as a Delaware corporation on December 31, 1995. Our principal executive offices are located at 131 Old Settlers Boulevard, Round Rock, Texas 78664, and our telephone number at this location is (512) 310-6500. Our website is located at http:/ /www.photomask.com.

Industry Background

        Integrated circuit designs consist of a series of separate patterns, each of which must be transferred onto a different photomask. The resulting series of photomasks is then used to successively image the circuit patterns onto a semiconductor wafer. As a result, photomasks are a necessary component in the typical production of semiconductors. Furthermore, as the semiconductor industry continues to build smaller and more powerful integrated circuits, advanced photomask technologies such as phase shift masks and photomasks designed with optical proximity correction features, have become critical.

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

        As a result of the increasing use of advanced photomask technologies and the captive-to-merchant supply trend, the available market for merchant photomask manufacturers like us has grown substantially. According to an industry source, the total worldwide market for photomasks has grown from approximately $1.4 billion in calendar 1995 to approximately $2.5 billion in calendar 2003. We estimate that in calendar 2003, approximately 70% of the worldwide photomask market was served by merchant manufacturers.

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

        We believe that, over the long-term, semiconductor manufacturers will continue to introduce smaller and more complex integrated circuits. As this trend continues, semiconductor design and manufacturing costs are forecasted to increase rapidly. As a result, we believe that the total number of companies capable of investing in the design and manufacture of the most advanced chips will decrease, thereby reducing the number of direct customers requiring photomasks. However, as chip complexity increases, we believe that advanced photomask technologies will become more critical to the semiconductor manufacturing process. Over time, we expect the average selling prices of photomasks to increase, reflecting the increased technology embedded in photomasks required to build more advanced semiconductor devices. As such, we believe that this trend will be the primary driver of photomask industry growth in the future which, according to an industry source, is expected to be approximately 10% per year on average through calendar 2008.

        Based on our estimates, demand for photomasks has increased most rapidly in the Asia Pacific region, excluding Japan, over the last few years. This is primarily due to larger investments by semiconductor manufacturers in this region in new fabs and production equipment as compared to other regions. We expect this trend to continue in the future and, as a result, we believe that photomask demand will continue to rise more quickly in Asia Pacific, excluding-Japan, than other regions.

        Additionally, we believe that increasing complexity will require greater integration of the integrated circuit ("IC") design and fabrication steps. An expanding field of design for manufacture ("DFM") software tools is emerging as a way to help streamline the steps required to produce a chip. DFM software tools are designed to enhance manufacturing yields by creating IC designs that are intended to simplify the manufacturing process. We believe the use of these tools will grow over time and become a more integral part of the entire value chain at advanced design rules.

Products and Technology

Photomasks

        Photomasks, also called masks or reticles, are high-purity quartz or glass plates containing precise, microscopic images of integrated circuits that are used as masters, similar to negatives in a photographic process, to optically transfer the image of circuit patterns onto semiconductor wafers during the fabrication process. In producing a semiconductor, a photomask is usually placed in a photolithography tool, called a stepper, to make numerous reproductions of the pattern image on semiconductor wafers. This reproduction is typically accomplished by passing light through the photomask onto a photoresist, a thin layer of photosensitive polymer, that has been spin-coated onto the surface of the semiconductor wafer. The areas of the photoresist that have been exposed to light are then dissolved by chemical developers and subjected to further processing, such as etching, ion implantation and metal deposition. Successive steps of lithography, deposition and processing gradually create the multiple layers of conducting, semiconducting and insulating patterns that make up the millions of transistors found in a modern semiconductor device.

        We manufacture photomasks in accordance with semiconductor design and specification data provided on a confidential basis by our customers. The final design of each IC results in a set of precise individual circuit patterns to be imaged onto a series of typically 15 to 40 separate photomasks. The complete set of patterned photomasks is required to manufacture the customer's IC design. Upon receipt of a customer's circuit design, we convert the design to pattern data, which controls an electron beam or laser beam that exposes the circuit pattern onto photoresist, covering the opaque chrome layer (or other material such as molysilicide) of the photoblank. A photoblank is an un-patterned photomask comprised of a highly polished quartz or glass plate coated with ultra-thin layers of chrome (or other material such as molysilicide) and a photoresist. Chemical developers dissolve the exposed areas of the photoresist and the thin chrome layer of the photoblank is etched to replicate the customer design pattern on the photomask. Subsequently, the photomask is inspected for defects, its critical dimensions are confirmed and any defects are repaired. Pellicles, which are protective covers for photomasks, are then mounted onto the mask and the mask is delivered to the customer.

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

Electronic Design Automation Software

        In fiscal 2002, we acquired the assets of BindKey Technologies, Inc. ("BindKey"), an EDA software company. IC design engineers use EDA software to design an IC. The electronic file that embodies the IC design is the starting point for the manufacture of a photomask. Bindkey has introduced software tools that enhance the productivity of designers of leading edge ICs. We believe BindKey's current and future software products will significantly reduce chip design cycle times, and improve IC manufacturing yields.

        We believe that continued increases in the complexity and cost of IC designs will require advanced EDA tools such as those we are developing. We intend to increase our focus on the development of integrated microimaging solutions which will help solve next generation IC design problems by incorporating insight from our leading-edge photomask development into such software tools.

Materials

        Photomasks are manufactured from photoblanks. The photomask is protected from particle contamination by an ultra-thin, frame-mounted transparent film called a pellicle. The pellicle, when mounted on the photomask, creates a sealed, contamination-free environment for the photomask pattern. We produced photoblanks and pellicles internally until fiscal 2002 and 2004, respectively. Concurrent with our decision to stop producing photoblanks and pellicles internally, long-term supply agreements were established with leading photoblank and pellicle suppliers. Although we have long-term supply agreements for a significant portion of our future purchases of photoblanks and pellicles, we will continue to purchase both blanks and pellicles from other suppliers as well. While a few key materials must currently be single-sourced, we are attempting to qualify new suppliers to minimize the number of single-sourced materials. In addition, we monitor our inventory levels of these materials to ensure that we maintain appropriate inventory levels.

        We believe that long term-supply agreements, supply chain management and our knowledge of materials used in the production of photoblanks and pellicles gives us a competitive advantage in managing the supply, quality and cost of our principal component materials.

Global Manufacturing and Operations

        Since 1991, we have operated globally with established manufacturing facilities in North America, Europe and Asia. In North America, we have manufacturing facilities located in Santa Clara, California; Kokomo, Indiana; and Round Rock, Texas. In Europe, we have manufacturing facilities located in Corbeil-Essonnes, France and Dresden, Germany. We also maintain customer service and support centers in Hamburg, Germany and Rousset, France. Additionally, we, along with our joint venture partners AMD and Infineon Technologies AG ("Infineon"), operate the Advanced Mask Technology Center ("AMTC"), a research and development center in Dresden, Germany, which is co-

located with our advanced production facility. In Asia, we operate manufacturing facilities in Ichon, Korea and Singapore, and we operate joint venture manufacturing facilities in Shanghai, China and Hsinchu, Taiwan. We serve semiconductor manufacturers in Japan through our support office in Tokyo, Japan. For financial information about the results of our operating segments for each of the last three fiscal years, see Note 19 of Notes to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary data."

        We believe that our global presence is important for meeting the supply needs of multinational customers on a timely basis. Moreover, each of our manufacturing facilities is connected by our global software, computing and network system, which allows these facilities to transfer confidential customer design data and manufacturing instructions rapidly and coordinate manufacturing responsibility with our other facilities. Our ability to transfer information throughout the world with this network, allows us to better optimize resources, thereby lowering production costs while providing effective customer service on a local level.

        Our quality management system is based on ISO/TS16949:2002. Most of our manufacturing operations are ISO9001:2000 certified and we plan to complete certification for our other manufacturing operations in the future. We manufacture photomasks in clean rooms designed to provide a contamination-free, temperature and humidity controlled environment. These clean rooms are similar to those used in the manufacture of semiconductors. Our historical emphasis on product research and development has carried over to process technology and has resulted in the development of production facilities equipped with state-of-the-art manufacturing equipment.

Backlog

        Our backlog was $10.1 million, $7.3 million and $12.6 million as of June 30, 2002, 2003 and 2004, respectively. We do not believe that backlog is a meaningful indicator of future sales, and there can be no assurance that the backlog at any point in time will translate into sales in subsequent periods.

Customers

        We are a primary photomask supplier to many of the leading global semiconductor manufacturers. While the vast majority of our sales are to customers in the semiconductor industry, we also supply photomasks for producing disk drive heads, Micro-Electro-Mechanical Systems ("MEMS"), displays and biochips. Our largest semiconductor customers include the following:

AMD	Freescale Semiconductor	National Semiconductor
AMI Semiconductor	Hewlett-Packard	Philips
Atmel	Hynix Semiconductor	Samsung
Chartered Semiconductor	IBM	SSMC
Cypress Semiconductor	Infineon	STMicroelectronics
DongBuAnam Semiconductor	LSI Logic	Texas Instruments
FASL	Maxim Integrated Products	UMC

        In fiscal 2002, Texas Instruments and UMC each accounted for 10% or more of our revenue. In fiscal 2003, Texas Instruments accounted for 10% or more of our revenue. In fiscal 2004, Infineon accounted for 10% or more of our revenue. No other customer accounted for 10% or more of our revenue in fiscal 2002, 2003 and 2004. Our ten largest customers, in the aggregate, accounted for greater than 50% of our revenue in fiscal 2002, 2003 and 2004.

        We have supply agreements with several of our customers including, among others, Infineon. In May 2002, we entered into an agreement to acquire photomask production equipment from Infineon's internal photomask manufacturing operations in Munich, Germany and became their strategic photomask supplier through an agreement to supply Infineon with photomasks over a 10-year term. The original agreement was superseded by a new agreement in July 2004 and reflects the experience gained through the initial two years of the relationship. We do not expect that the changes to the original terms will be material to our financial condition or results of operations. The new agreement is filed as an exhibit to this Annual Report on Form 10-K. Most of our supply agreements with customers, including the supply agreement with Infineon, generally provide us with a minimum volume or percentage of purchases, subject to various conditions such as quality of our service and timeliness of delivery.

        Our quarterly revenue has demonstrated seasonal buying patterns on the part of our customers. Our historical performance suggests that our fiscal fourth quarter ending in June usually reflects our customers' highest period of demand for photomasks. Over the last seven years, quarterly revenue has increased sequentially six percent on average in the June quarter. We believe this is primarily due to a greater number of effective workdays in the June quarter as compared to the March quarter that includes the calendar and Asian New Year holidays. In contrast, our fiscal first quarter ending in September usually reflects our customers' lowest period of demand for photomasks. Over the last seven years, on average, quarterly revenue has declined three percent sequentially in our first fiscal quarter ending in September. We believe increased summer vacation periods, particularly in North America and Europe, and the more difficult sequential comparison to the typically seasonally higher June quarter, are the primary reasons for the sequential decline.

Worldwide Sales and Support

        Each photomask is unique and we work closely with each customer to define and communicate the precise specifications required by the customer. We sell and service our products principally through our employees based at our manufacturing and customer service sites throughout the world.

        We have established customer service centers inside some of our customers' facilities. Employees located at these centers routinely interact with customer engineers to improve the accuracy of the customers' design data and documentation and ensure that customers' orders receive the appropriate priority at the manufacturing facility and that routine problems are resolved promptly. We believe that these centers reduce errors and returns and improve on-time delivery, each of which helps to improve customer satisfaction.

Competition

        The photomask industry is highly competitive and most of our customers utilize more than one photomask supplier. Because of our global presence, we compete with various merchant manufacturers in each geographic region in which we operate. Our primary merchant photomask competitors include Compugraphics, Dai Nippon Printing, Hoya Corporation, Photronics, Taiwan Mask Corporation and Toppan Printing. Some of our competitors may expand operations to meet the needs of customers and take advantage of new growth opportunities.

        In addition, several integrated device manufacturers ("IDMs"), including IBM, Intel, Micron and Samsung, and some semiconductor foundries such as SMIC and TSMC, maintain their own captive photomask manufacturing operations. The capacity, technical capabilities and resultant volumes processed through these captives affect the size of the photomask market in which we compete. Also, captive photomask operations sometimes are divested by their owners to merchant manufacturers.

        We believe that due to the increasing importance of leading-edge photomask technology in the semiconductor manufacturing process, the ability to manufacture these advanced photomasks will be an increasingly important competitive factor. On-time delivery of defect-free photomasks at competitive prices historically has also been an important competitive factor in our industry. We also believe that our ability to develop the most advanced photomasks provides a more cost-effective alternative to the development of captive manufacturing operations, which require significant capital investments and operating costs to develop the requisite manufacturing expertise.

Research and Development Initiatives

        The photomask industry has been, and is expected to continue to be, characterized by rapid technological change. We have historically made significant investments in research and development to improve our technological position.

        We, independently and through our participation in joint ventures and other joint technology development initiatives with customers and suppliers, intend to continue to invest in research and development to enhance our technological capabilities. We focus our research and development in three areas:

  •
  The development of leading-edge photomask products such as phase shift masks, masks with optical proximity correction and advanced binary masks;

  •
  The enhancement of existing products by improving manufacturing techniques and technologies; and

  •
  The development of EDA software to support the design and manufacture of semiconductors.

        Our most significant research and development initiative is our partnership with AMD and Infineon in the AMTC. The AMTC is a joint venture research and development center that develops and pilot-manufactures next-generation photomask technologies. The AMTC facility is co-located with our newest commercial photomask production facility in Dresden, Germany. Both facilities became operational during fiscal 2004. We anticipate that in the future, the AMTC will house the majority of our research and development efforts globally. We believe that the AMTC will enable us to create next-generation technologies with increased functionality in ever-smaller geometries.

        During fiscal 2004, our research and development expense was $32.1 million, compared with $29.7 million for fiscal 2003 and $30.3 million for fiscal 2002.

Intellectual Property

        We believe that the success of our business depends more on our proprietary technology, information, processes and know-how than on patents or trademarks. Much of our proprietary information and technology relating to our manufacturing processes is not patented and may not be patentable. However, aspects of our photomask and software technologies are protected by a number of patents and patent applications. While we consider our patents to be valuable assets, we do not believe that our competitive position is dependent on patent protection or that our operations are dependent on any individual patent. Instead, we believe that the success of our business depends primarily on our ability to maintain a lead over our competitors in developing our proprietary technology, information, processes and know-how. Nevertheless, we attempt to protect our intellectual property rights with respect to our products and manufacturing processes through patents and trade secrets when appropriate as part of our ongoing research, development and manufacturing activities. We also rely on non-disclosure agreements with employees, customers and vendors to protect our proprietary processes.

Employees

        As of June 30, 2004, we had approximately 1,540 full-time and 60 temporary employees worldwide. None of our employees are represented by a labor union. However, certain of our employees in France, Germany and Korea are covered under works councils as stipulated by local laws. We believe that our employee relations are good.

Environmental Matters

        Our operations and our ownership of real property are subject to various environmental laws and regulations that govern, among other things, the discharge of pollutants into the air and water and the handling, use, storage, disposal and clean-up of solid and hazardous wastes. Compliance with such laws and regulations requires that we incur capital expenditures and operating costs in connection with our ongoing operations. In addition, such laws and regulations may impose liabilities on owners and operators of businesses and real property without regard to fault and such liabilities may be joint and several with other parties. More stringent environmental laws and regulations may be enacted in the future, which may require us to expend additional amounts on environmental compliance or may require modifications in our operations. Although we are unable to predict the extent of our future liability with respect to any environmental matters, we believe, based upon current information, that environmental liabilities will not be material to our financial position or results of operations. E. I. du Pont de Nemours and Company has agreed to generally indemnify us against substantially all liabilities relating to any environmental contamination present on our manufacturing sites at June 13, 1996, the date of our initial public offering, or present at any such site due to the generation, use, treatment, storage, release, emission, discharge or disposal of hazardous waste or hazardous materials before such date. The Environmental Protection Agency is reviewing a groundwater contamination issue at our Danbury, Connecticut site under voluntary corrective action. Any such contamination is believed to be offsite or historical, and, if that is the case, any environmental liabilities would be covered by the indemnification agreement with E. I. du Pont de Nemours and Company.

Where You Can Find More Information

        We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material, or furnish it to, the SEC. The information contained or incorporated in our website is not part of this document. We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC") under the Securities and Exchange Act of 1934. You may read and copy this information at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may also obtain copies of these documents at prescribed rates from the Public Reference Section of the SEC at its Washington address. Please call the SEC at 1-800-SEC-0330 for further information. Our filings are also available to the public through:

  •
  the SEC's web site at http://www.sec.gov; and

  •
  The National Association of Securities Dealers, Inc.
  1735 K Street,
  N.W. Washington, D.C. 20006-1500

Risk Factors

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

        The forward-looking statements are made as of the date hereof, and we disclaim any intention or obligation to update or revise any forward-looking statements or to update the reasons why the actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise.

        You should carefully consider the following risks when considering forward-looking statements. The risks described below are not the only ones that we face. If any of these risks actually occur, our business, operating results, financial condition or cash flows could be materially adversely affected by any of the following factors. You should also refer to the other information included or incorporated by reference in this annual report, including our consolidated financial statements and related notes. Such risks and uncertainties include, without limitation, the following:

Our operations are dependent on the activities of semiconductor manufacturers.

        Substantially all of our sales are derived from semiconductor manufacturers. The semiconductor industry is highly cyclical and has been subject to significant economic downturns at various times. The semiconductor industry suffered a sharp decline in orders and revenue in calendar 2001 and 2002, respectively. A renewed downturn could lead to a decrease in the demand for photomasks. Our investment in new facilities and equipment is based, in part, on the anticipated expansion plans and growth of the semiconductor industry. From time to time, semiconductor industry demand and technology have developed more slowly than originally anticipated. A lack of development in the semiconductor industry could have a material adverse effect on our business.

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

        However, as the semiconductor industry migrates to smaller design rules, there may be a smaller number of customers that will have the technical and financial resources necessary to continue to produce leading-edge products. A lack of relationships with those semiconductor companies that continue to produce leading-edge products could have a material adverse effect on our business.

Our financial results are affected by factors outside of our control.

        Our quarterly and annual operating results are affected by a wide variety of factors that could adversely affect revenue or profitability or lead to significant variability of our operating results. Since our business is characterized by short-term orders and shipment schedules without a significant backlog for products, substantially all of our revenue in any quarter is dependent upon orders received during that quarter, which limits our ability to quickly respond to a changing business environment. The following factors could adversely affect revenue or profitability or lead to significant variability of our operating results:

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

  •
  The effect of macroeconomic conditions on the semiconductor industry;

  •
  Our access to advanced process technologies;

  •
  The gain or loss by us of a large customer;

  •
  The length of our sales cycle;

  •
  The lack of visibility and short turn around time of orders; and

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

        We have recently incurred losses from our operations, including the most recent eight quarters. We cannot assure you that we will achieve or sustain profitability or positive cash flows from operating activities in the future. Our failure to achieve or sustain profitability or positive cash flows in the future could adversely affect the market price of our common stock. Our financial results may vary significantly from quarter to quarter or we may fail to meet investors' expectations, which could negatively impact the price of our stock.

We may not obtain sufficient capital to fund our needs.

        We continue to make significant capital expenditures to enhance our manufacturing capability in order to keep pace with rapidly changing technologies. Based on our current operating plans we, or our joint ventures, may require external financing from time to time to fund capital expenditures. We cannot assure you that we, or our joint ventures, will be able to obtain the additional capital required on reasonable terms, or at all, or that any such lack of capital will not have a material adverse effect on our business, results of operations and cash flows. In addition, some of our competitors may have access to capital at a lower cost than ours, which could give them a competitive advantage.

        We have also entered into substantial additional commercial commitments, some of which extend over multiple years, in respect of some of our joint ventures and certain other parties. These guarantees and additional commercial commitments are not reflected on our consolidated balance sheets but are disclosed in the Liquidity and Capital Resources section of Item 7 of this Form 10-K as required by SEC guidelines.

        In the event of a change of control of our company, each holder of our convertible subordinated notes due May 2008 will have the right to require us to redeem those notes, and we cannot assure you that we will have sufficient funds to pay the redemption price for all the notes tendered by the holders. In that case, our failure to redeem tendered notes would constitute an event of default under the indentures for the notes, and may constitute a default under the terms of other indebtedness that we may enter from time to time. A change of control is any transaction in which a person or group becomes the beneficial owner of 50% or more of our common stock or has the power to elect a majority of our board of directors, any consolidation, merger or similar transaction in which our shareholders immediately prior to the transaction hold less than a majority of the outstanding voting stock of the surviving corporation and the consideration in the merger or consolidation is not common stock listed on a national securities exchange or approved for quotation on the Nasdaq National Market, or the holders of our capital stock approve any plan or proposal for our liquidation or dissolution. A change of control will not be deemed to have occurred if the last sale price of our common stock for any five trading days during the ten trading days immediately preceding the change of control is at least equal to 105% of the conversion price of the notes.

        As of June 30, 2004, we also had outstanding convertible subordinated notes due July 2004. These notes were paid in full in July 2004.

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

        Our complex manufacturing processes are continuously modified in an effort to improve manufacturing yields and product quality and require the use of expensive and technologically sophisticated equipment and materials. Minute impurities or other difficulties and capability issues in the manufacturing process can lower manufacturing yields and make products unmarketable. Moreover, manufacturing leading-edge photomasks is relatively more complex and time-consuming than manufacturing high-volume, less advanced photomasks, and may lead to general delays in the manufacturing of all levels of photomasks. We have, on occasion, experienced manufacturing process and equipment difficulties and capacity limitations that have delayed our ability to deliver products within the time frames contracted for by our customers. As a result of those delays, we may be required by our customers to cancel or alter orders or provide discounts or credits to the affected customers under our contracts with them.

        We have also experienced an increase in production costs due to production complexities. This has resulted in an increase in the price of photomasks that may result in reduced demand. We cannot assure you that we will not experience these or other manufacturing difficulties, or be subject to increased costs or production capacity constraints, any of which could result in a loss of customers or could otherwise have a material adverse effect on our business, results of operations and cash flows.

We may be unable to effectively manage our manufacturing operations.

        We periodically move existing production equipment among different plants. We also regularly transfer work between facilities. The percentage of those transfers of work has increased in recent quarters. If we do not adequately manage these moves and transfers, the productivity of our plants will suffer, which could cause us to lose sales or customers, and we may also incur additional expenses.

We may be unable to effectively manage our inventories of raw materials.

        The marketplace for our products dictates that we maintain inventories of raw materials. Therefore, inventory obsolescence is a risk for us due to frequent engineering changes, shifting customer demand, the emergence of new industry standards and rapid technological advances including the introduction by our competitors or us of products embodying new technology. While we regularly review our inventory valuation estimates to ensure approximation of fair market value of the inventory on hand, there can be no guarantees that future inventory writedowns will not be required.

Rapid technological change could render our products obsolete or our manufacturing processes ineffective.

        Rapid technological change and new product introductions and enhancements characterize the photomask and semiconductor industries. In particular, as semiconductor feature sizes continue to decrease, the demand for more technologically advanced photomasks is likely to increase. We believe we must continue to enhance our existing products and develop and manufacture new products and software upgrades with improved capabilities to satisfy this anticipated demand. Our inability to anticipate, respond to or utilize changing technologies could have a material adverse effect on our financial position, results of operations and cash flows. Likewise, our inability to keep up with technical and manufacturing requirements for photomasks, which continue to require decreasing feature sizes, could have a material adverse effect on our financial condition, results of operations or cash flows.

        Technological advances achieved by a competitor or a customer could lead to the commercial availability of alternate methods of transferring circuit designs onto semiconductor wafers without the use of photomasks or other products and services that decrease the importance and resultant value of our products. These alternatives, including direct-write lithography, could have a material adverse effect on our financial condition, results of operations or cash flows. Direct-write lithography writes the circuit pattern directly onto the semiconductor wafer without the use of a photomask. Although this direct-write method is currently too slow for high-volume, commercial device manufacturing, a significant advance in this technology or other technologies which transfer circuit designs without the use of photomasks would have a material adverse effect on our business, results of operations or cash flows.

        In addition, changes in semiconductor designs, such as increased usage of multi-project wafers and multi-layer reticles, and increased usage of field-programmable gate arrays, application-specific standard products and other semiconductor designs that displace application-specific integrated circuits, could reduce photomask unit volumes in the future. Such a reduction in volumes could decrease our revenue from photomask sales.

Our market is highly competitive and subject to pricing pressures.

        The photomask industry is highly competitive, and most of our customers use more than one photomask supplier. Our significant competitors include other merchant manufacturers of photomasks, including:

  •
  Compugraphics;

  •
  Dai Nippon Printing;

  •
  Hoya Corporation;

  •
  Photronics;

  •
  Taiwan Mask Corporation; and

  •
  Toppan Printing Company.

        Our competitors can be expected to continue to develop and introduce new and enhanced products, and to add additional production lines, particularly at the leading edge, any of which could cause a decline in market acceptance of our products or a reduction in our prices as a result of intensified price competition. We also compete with captive photomask operations. In addition, recently there has been a trend toward outsourcing semiconductor manufacturing to foundries, some of which have their own captive photomask operations. To the extent that we do not have strategic relationships with these foundries, this trend could have a material adverse effect on our financial condition or results of operations. Semiconductor manufacturers may also expand their existing captive operations or form new captive operations to ensure that their photomask needs are met, particularly for advanced and leading-edge photomasks, either of which would reduce the size of our market. Certain of our competitors have greater financial, technical, marketing or other resources, any of which could provide them with a competitive advantage over us.

        Our ability to compete in the photomask market is primarily based on:

  •
  Product quality;

  •
  Timeliness of delivery;

  •
  Pricing;

  •
  Technical capabilities;

  •
  Maintaining the confidentiality of customer designs;

  •
  Location and capacity of manufacturing facilities; and

  •
  Technical service.

        If we are unable to compete effectively, based on one or more of these factors, we could lose market acceptance of our products, resulting in lost market share, causing a material adverse affect on our financial condition, results of operations or cash flows.

Our international operations present special risks.

        Approximately 50%, 53% and 59% of our external revenue in fiscal 2002, 2003 and 2004, respectively, was derived from sales in non-U.S. markets. We expect revenue derived from non-U.S. markets to continue to represent a significant portion of our total revenue in the future. Third party reports suggest that semiconductor manufacturing facilities located in the Asia region, excluding Japan, will receive the largest amount of the industry's future investments in semiconductor manufacturing equipment. Thus, we expect Asia, excluding Japan, to continue to be the fastest growing region for photomask demand. Our non-U.S. operations are subject to certain risks inherent in conducting business abroad, including:

  •
  Price and currency exchange controls;

  •
  Fluctuations in the relative values of currencies;

  •
  Restrictive governmental actions and regulations;

  •
  Difficulties in managing a global enterprise;

  •
  Tariffs and other trade barriers;

  •
  Changes in tax laws;

  •
  Political and economic uncertainties;

  •
  Longer payment cycles;

  •
  Limitations on our ability under local laws to protect our intellectual property; and

  •
  Unexpected changes in the regulatory environment.

        Changes in the relative values of currencies occur from time to time and may, in certain instances, have a material adverse effect on our consolidated financial condition, results of operations and cash flows. Our consolidated financial statements reflect remeasurement of items denominated in non-U.S. currencies to U.S. dollars. We monitor our exchange rate exposure and attempt to reduce this exposure by hedging through forward contracts. We cannot be certain that these forward contracts or any other hedging activity will be available or adequate to eliminate, or even mitigate, the impact of our exchange rate exposure. Further, we cannot assure you that these risks will not have a material adverse impact on our liquidity, financial condition, results of operations or cash flows in the future.

We face risks associated with software development and marketing.

        Our success in EDA software depends upon our ability to develop and commercialize our EDA software, to develop new software products and to enhance our current versions of the software. We must effectively compete within the highly competitive software industry. Changes in accounting regulations and related interpretations and policies, particularly regarding revenue recognition, may require us to defer recognizing revenue or require us to change our business practices. We might experience significant undetected errors or "bugs" in our products. We also cannot be certain that we will be able to develop, commercialize or market EDA software, or that we will be able to license these products to customers on commercially reasonable terms.

Our production facilities, our suppliers' production facilities or our customers' production facilities, could be damaged or disrupted by a natural disaster, labor strike, war, terrorism or political unrest.

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

        The manufacturing operations of some of the important equipment and raw material suppliers for the photomask industry are in seismically active areas. Any disruption to their operations resulting from seismic activity could cause significant delays in shipments of their products to us, which could, in turn, cause us to lose sales and customers.

        Many of our customers also have manufacturing operations in seismically active areas. Any disruption to their operations resulting from seismic activity could cause significant delays in their orders for our products which could cause us to lose sales.

We depend on a few significant customers.

        Our ten largest customers, in the aggregate, accounted for more than 50% of our revenue in each of our three most recently completed fiscal years. The loss of, or a significant reduction of orders from, any of our largest customers could have a material adverse effect on our results of operations. While we believe we have strategic relationships with a number of our customers, our customers place orders on an as-needed basis and generally can change or cancel their orders without significant penalty. In addition, recently there has been a trend toward outsourcing semiconductor manufacturing to foundries, some of which have their own captive photomask operations. To the extent we do not have strategic relationships with these foundries, this trend could have a material adverse effect on our financial condition or results of operations.

We depend on a limited number of equipment manufacturers.

        We rely on a limited number of photomask equipment manufacturers to develop and supply the equipment we use. These equipment manufacturers currently require lead times of as long as 10 to 14 months between the order and the delivery of certain photomask imaging and inspection equipment. The failure of such manufacturers to develop or deliver such equipment to us on a timely basis could have a material adverse effect on our financial condition or results of operations. Our competitors may have relationships with those manufacturers that give our competitors access to new equipment before us. In addition, the manufacturing equipment necessary to produce advanced photomasks could become prohibitively expensive or might not operate as effectively as intended. In addition, these manufacturers may have more market leverage than we do and therefore might charge us prices for their goods or services that would adversely affect our financial condition, results of operations or cash flows.

We depend on a limited number of raw materials suppliers.

        Any disruption in our supply relationships or increases in prices of raw materials, particularly related to photoblanks, could result in delays or reductions in product shipments by us or increases in product costs that could have a material adverse effect on our financial condition or results of operations. In the event of such a disruption, we cannot assure you that we could develop alternative sources within reasonable time frames, or if developed, that these sources would provide supplies at prices comparable with those charged by our suppliers before the disruption. Our competitors may have relationships with those suppliers that give them access to new more technically advanced raw materials before us. In addition, these suppliers may have more market leverage than we do and therefore might charge us prices for their goods that would adversely affect our financial condition, results of operations or cash flows.

We depend on a limited number of management and technical personnel.

        Our continued success depends, in part, upon key managerial, engineering and technical personnel as well as our ability to continue to attract and retain additional qualified personnel. In the past, some key personnel have left us to pursue other opportunities. The loss of any key personnel could have a material adverse effect on our financial condition or results of operations. There can be no assurance that we can retain our key managerial, engineering and technical employees. Our growth may be dependent on our ability to attract new highly skilled and qualified personnel and to integrate them into our operations. There can be no assurance that our recruiting efforts to attract and retain these personnel will be successful. From time to time we implement programs to enhance our ability to retain our key personnel, but there can be no assurances that these programs will be successful.

We may not successfully integrate or realize the intended benefits of future acquisitions and joint ventures.

        We may in the future pursue acquisitions of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. The negotiation of potential acquisitions or joint ventures as well as the integration of an acquired business, product or technology could require us to incur significant costs and cause diversion of management's time and resources. Future acquisitions by us or joint venture relationships could result in the following consequences:

  •
  Dilutive issuances of equity securities;

  •
  Incurrence of debt and contingent liabilities;

  •
  Research and development write-offs; and

  •
  Other acquisition-related expenses.

        The success of these transactions, and similar transactions that we have entered into in the past (including the AMTC), will depend, in part, on our ability to:

  •
  Integrate acquired production equipment with our operations;

  •
  Attract, train and retain additional qualified personnel;

  •
  Cooperate and collaborate with our joint venture partners; and

  •
  Utilize any resulting intellectual property and additional production capacity.

        In addition, our customers, competitors, suppliers or others might form joint ventures or other collaborative relationships to which we are not party, which could have an adverse affect on our market share or financial performance.

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

We have risks associated with operating global information system.

        Our manufacturing operations are dependent on an enterprise-wide software system and related infrastructure. While these systems have been designed to achieve high availability, we cannot assure you that disruptions to our operations caused by system failures will not occur.

E. I. du Pont de Nemours and Company may have influence on all stockholder votes and other matters.

        E. I. du Pont de Nemours and Company owned approximately 19.6% of our outstanding common stock as of August 27, 2004. As a result, E. I. du Pont de Nemours and Company will continue to have influence on most matters submitted to our stockholders, including proposals regarding:

  •
  Any merger, consolidation or sale of all or substantially all of our assets;

  •
  Electing the members of our board of directors; and

  •
  Preventing or causing a change in control of our company.

        This concentration of ownership may discourage a potential acquirer from making an offer to buy our company that other stockholders might find favorable which, in turn, could adversely affect the market price of our common stock. Additionally, E. I. du Pont de Nemours and Company has the right, in the event its percentage ownership of our total outstanding common stock is less than 20%, to terminate our use of the DuPont tradename and logo. E. I. du Pont de Nemours and Company has advised us that it does not currently intend to terminate this use even though it currently holds less than 20% of our total outstanding common stock. However, its exercise of that right could adversely affect us.

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

Our stock price may be affected when additional shares are sold.

        If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. Such sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and place that we deem appropriate. As of August 27, 2004, E. I. du Pont de Nemours and Company beneficially owned approximately 3.6 million shares of our common stock. E. I. du Pont de Nemours and Company has advised us that it may reduce its ownership interest in our company over time, subject to prevailing market conditions. We have granted E. I. du Pont de Nemours and Company certain rights with respect to the registration of shares of our common stock held by E. I. du Pont de Nemours and Company, including the right to require that we register under the Securities Act of 1933 the sale of all or part of the shares it holds, and to include such shares in a registered offering of securities by us.

Recent Developments

        In July 2004, our $100.0 million convertible subordinated notes matured. We paid the notes using our existing cash balances.

        In May 2002, we entered into an agreement to acquire photomask production equipment from Infineon's internal photomask manufacturing operations in Munich, Germany and became their strategic photomask supplier through an agreement to supply Infineon with photomasks over a 10-year term. The original agreement was superseded by a new agreement in July 2004 and reflects the experience gained through the initial two years of the relationship. We do not expect that the changes to the original terms will be material to our financial condition or results of operations. The new agreement is filed as an exhibit to this Annual Report on Form 10-K.

Item 2. Properties

        We conduct manufacturing operations throughout the world. Our quality management system is based on ISO/TS16949:2002. Most of our manufacturing operations are ISO9001:2000 certified and we plan to complete certification for our other manufacturing operations in the future. We believe that our facilities are adequate and suitable for their respective uses. The table below presents certain information relating to our manufacturing and support facilities.

Location	Type of Interest	Use
North America
Danbury, Connecticut (facilities and land held for sale)	Owned	Pellicles (not in operation)
Gresham, Oregon (facilities held for sale; land leased)	Owned/Leased	Photomasks (not in operation)
Kokomo, Indiana	Owned	Photomasks
Round Rock, Texas	Owned	Photomasks/Research/Administration
Santa Clara, California	Leased	Photomasks
Sunnyvale, California	Leased	EDA
Europe
Corbeil-Essonnes, France	Leased	Photomasks
Dresden, Germany	Jointly Owned	Research/ Photomasks
Hamburg, Germany	Leased	Customer Service
Rousset, France	Owned	Customer Service
Asia
Hsinchu, Taiwan	Jointly Leased	Photomasks
Ichon, Korea	Owned	Photomasks
Shanghai, China	Jointly Leased	Photomasks
Singapore (facilities owned; land leased)	Owned/Leased	Photomasks

        We own most of the manufacturing equipment in our facilities. We also maintain customer service data centers in leased facilities, including centers in Colorado Springs, Colorado, Plano, Texas, Hillsboro, Oregon, Melbourne, Florida and Tokyo, Japan.

        We consider the productive capacity of the facilities operated by each of the operating segments (North America, Europe and Asia) adequate and suitable for the requirements of each group. The extent of utilization of such facilities varies from location to location and from time to time during the year.

        A number of our facilities are in seismically active areas. Although we have obtained property damage and business interruption insurance, a major catastrophe such as an earthquake or other natural disaster at any of our sites could result in a prolonged interruption of our business.

Item 3. Legal Proceedings

        We are subject to litigation in the normal course of business. We believe the effect, if any, of an unfavorable settlement of such litigation would not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is quoted on the Nasdaq National Market under the symbol "DPMI." The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the Nasdaq National Market.

	High	Low
Year Ended June 30, 2003
First Quarter	$33.05	$19.24
Second Quarter	29.04	15.80
Third Quarter	26.84	18.37
Fourth Quarter	23.75	16.45
Year Ended June 30, 2004
First Quarter	$27.13	$18.91
Second Quarter	27.87	21.42
Third Quarter	25.25	21.19
Fourth Quarter	24.75	19.55

        We have not paid any dividends on our capital stock and do not intend to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings to finance future growth of our business. Future dividends, if any, will be determined by our board of directors. As of our record date on August 27, 2004 we had 78 shareholders of record.

        The information required to be disclosed by Item 201(d) of Regulation S-K is disclosed in Item 11 of this annual report.

        We made no repurchases of our equity securities during fiscal 2004.

Item 6. Selected Financial Data

        The following tables set forth our selected consolidated financial data. The consolidated balance sheet data as of June 30, 2003 and 2004 and the consolidated income statement data for each of the three years ended June 30, 2004 has been derived from the audited consolidated financial statements appearing elsewhere in this document. The consolidated financial data for the years ended June 30, 2000 and 2001 and as of June 30, 2000, 2001 and 2002 has been derived from audited consolidated financial statements not appearing in this document. Certain prior year balances have been reclassified to conform to current year presentation. The following consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

	Year Ended June 30,
	2000	2001 (a)	2002 (b)	2003 (c)		2004 (d)
	(in thousands, except per share data)
Revenue, net	$328,072	$407,946	$341,911		$323,118	$353,794
Cost of goods sold	225,400	276,657	271,968		293,303	304,654
Selling, general and administrative expense	39,456	48,621	41,151		43,880	49,836
Research and development expense	23,797	32,220	30,295		29,651	32,078
Special charges, net	—	36,101	7,393		26,135	3,808
Impairment of long-lived assets	—	—	—		43,243	30,447

Operating profit (loss)	39,419	14,347	(8,896)		(113,094)	(67,029)
Income (loss) on warrants, net	—	10,687	(238)		—	—
Gain on sales of assets	—	—	10,350		—	—
Other income (expense), net	(443)	2,017	1,199		(872)	(1,945)

Income (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	38,976	27,051	2,415		(113,966)	(68,974)
Provision for (benefit from) income taxes	10,150	5,275	(8,564)		(2,243)	3,150

Income (loss) before minority interest and cumulative effect of change in accounting principle	28,826	21,776	10,979		(111,723)	(72,124)
Minority interest in income of joint ventures	(2,726)	(6,177)	(6,949)		(1,787)	(825)

Income (loss) before cumulative effect of change in accounting principle	26,100	15,599	4,030		(113,510)	(72,949)
Cumulative effect of change in accounting principle	—	(481)	—		—	—

Net income (loss)	$26,100	$15,118	$4,030		$(113,510)	$(72,949)

Basic earnings (loss) per share:
Before cumulative effect of change in accounting principle	$1.68	$0.90	$0.23	$	$(6.30)	$(4.01)
After cumulative effect of change in accounting principle	$1.68	$0.87	$0.23		$(6.30)	$(4.01)
Weighted average shares outstanding	15,548	17,394	17,877		18,016	18,202
Diluted earnings (loss) per share:
Before cumulative effect of change in accounting principle	$1.61	$0.86	$0.22		$(6.30)	$(4.01)
After cumulative effect of change in accounting principle	$1.61	$0.83	$0.22		$(6.30)	$(4.01)
Weighted average shares outstanding	16,227	18,562	18,135		18,016	18,202
	June 30,
	2000	2001	2002	2003	2004
	(in thousands)
Cash and cash equivalents	$42,203	$138,590	$138,918	$250,355	$231,351
Working capital	30,213	137,547	133,299	213,422	109,802
Property and equipment, net	452,827	456,095	457,277	379,582	395,507
Total assets	644,226	767,452	772,795	769,582	795,372
Long-term borrowings	2,350	3,250	2,864	1,973	59,302
Long-term borrowings, related parties	150,000	—	—	—	—
Long-term convertible notes	—	100,000	100,000	225,000	125,000

(a)
Includes a pre-tax charge of $36.1 million related to cost reduction programs and pre-tax realized and unrealized gains of $10.7 million on warrants.
(b)
Includes a pre-tax charge of $7.4 million related to cost reduction programs and acquired in-process research and development and a pre-tax gain of $10.4 million related to the sale of our photoblank manufacturing assets.
(c)
Includes pre-tax charges of 26.1 million related to cost reduction programs and $43.2 million related to the impairment of long-lived assets.
(d)
Includes pre-tax charges of $3.8 million related to cost reduction programs and $30.4 million related to the impairment of long-lived assets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document. All references to years are to our fiscal years, which end on June 30, unless otherwise noted. Due to rounding, some columns may not total and some percentage calculations may not recalculate within the financial tables. Statements in this report that relate to future results and events are based on our current expectations. Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties. For a discussion of factors affecting our business, see "Item 1—Business" in this Annual Report on Form 10-K.

Overview

        We are a leading global provider of microimaging solutions. We develop and produce photomasks, a key enabling technology used in the manufacture of semiconductor and other microelectronic devices. We also develop and market EDA software. Our current EDA software products enable chip designers to ensure manufacturability earlier in the design cycle and are targeted at the DFM market.

        Virtually all of our revenue is derived from the semiconductor industry. Our customers include IDMs (companies that design, build and market semiconductor chips), semiconductor foundries (companies that provide sub-contract manufacturing of semiconductor chips) and fabless semiconductor companies (companies that design and market semiconductor chips and sub-contract manufacturing to foundries or IDMs).

        The photomask is a template used to transfer circuit images onto semiconductor wafers. Because in most instances a photomask does not degrade with use, photomask industry revenue more closely correlates with new chip design activity rather than the volume of semiconductor wafers processed or the resultant chip revenue. However, photomask demand is affected by the cyclical nature of the semiconductor industry. Based on data published by industry analysts, annual worldwide semiconductor revenue increased by two percent in calendar 2002 and by 14% in calendar 2003 and is forecasted to increase by at least 20% in calendar 2004. Industry forecasters believe that the photomask industry realized no growth in calendar years 2002 and 2003, and forecast an increase of approximately 14% in calendar 2004.

        Our quarterly revenue has demonstrated seasonal buying patterns on the part of our customers. Our historical performance suggests that our fiscal fourth quarter ending in June usually reflects our customers' highest period of demand for photomasks. Over the last seven years, quarterly revenue has increased sequentially six percent on average in the June quarter. We believe this is primarily due to a greater number of effective workdays in the June quarter as compared to the March quarter that includes the calendar and Asian New Year holidays. In contrast, our fiscal first quarter ending in September usually reflects our customers' lowest period of demand for photomasks. Over the last seven years, on average, quarterly revenue has declined three percent sequentially in our fiscal first quarter ending in September. We believe increased summer vacation periods, particularly in North America and Europe, and the more difficult sequential comparison to the typically seasonally higher June quarter, are the primary reasons for the sequential decline.

        In the future, the size of the photomask market may be affected by a variety of other factors such as pricing pressures and unit volumes. Factors that could adversely affect the size of the photomask market include an increasing number of layers per device as chip design rules decrease, the reluctance to initiate production of new semiconductor designs should our customers' factories be running at high utilization rates, and increased usage of multi-project wafers and multi-layer reticles.

        Our leading-edge revenue (defined as revenue from photomasks supporting 130-nanometer and below design rules) in fiscal 2004 nearly doubled compared to fiscal 2003. For the full fiscal year,

leading edge revenue represented approximately 26% of our total revenue and increased every quarter during the year. We believe this trend is important as it reflected the improved conditions across the semiconductor industry and is an indication that our customers' ability to manage complex design issues and achieve acceptable wafer fab yields improved throughout our fiscal year. Additionally, we believe this trend reflects the recognition by our customers of our strong and improving technology position. For example, our revenue from phase shift masks, the most complex and difficult mask technology required in the industry, increased each quarter of fiscal 2004. With phase shift production processes now in place at four of our sites globally, and with steadily improving yields, we believe we have recently gained market share at leading edge customers. In addition, during fiscal 2004 we benefited from increasing revenue from one of our strategic partners, Infineon, whose revenue exceeded our original projections. Certain sales in Europe and Asia are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales are affected by changes in foreign currency exchange rates. The majority of our sales in currencies other than the U.S. dollar are in the Euro. During 2004, the increase in revenue resulting from the weakening of the U.S. dollar in relation to the Euro was largely offset by a corresponding increase in Euro denominated expenses. The weakening of the U.S. dollar in relation to the Euro did not have a material impact on our 2004 net loss.

        Over the longer term, we expect the photomask industry's revenue growth will be driven by leading edge products supporting design rules of 130-nanometer and below. In order to improve our competitive position in those products, we have co-invested in the AMTC, a unique joint venture research and development initiative with AMD and Infineon. The AMTC operates in a new, state-of- the-art facility in Dresden, Germany and is focused on developing next generation photomask products and processes supporting 65-nanometer and below design rules. The AMTC operates in the same cleanroom alongside our new advanced manufacturing operations. The co-location of a research and development center and commercial operations is designed to streamline the transfer of new photomask technologies into production volumes. We believe that our investments in the AMTC and our operations in Dresden will accelerate development and commercialization of leading edge photomask technologies and thereby provide us with future opportunities to gain market share.

        During fiscal 2004, we continued to execute on plans that included various revenue growth initiatives and plans that include actions necessary to more closely match our capacity with our revenue projections. Our plans are designed to increase revenue and reduce our breakeven level. Since December 2002, we have ceased manufacturing operations in three manufacturing facilities and reduced headcount by over 200 employees, while at the same time staffing our new manufacturing facility in Dresden.

        For financial information about the results of our operating segments for each of the last three fiscal years, see Note 19 of Notes to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary data."

Results of Operations

Financial Summary
(Dollars in millions)

					Percent Change
	Year ended June 30,
					2002 to 2003	2003 to 2004
	2002	2003	2004
Revenue, net	$341.9	323.1		$353.8	-5.5%	9.5%
Cost of goods sold	272.0	293.3		304.7	7.8%	3.9%

Gross profit	69.9	29.8		49.1	-57.4%	64.8%
Selling, general and administrative expense	41.2	43.9		49.8	6.6%	13.6%
Research and development expense	30.3	29.7		32.1	-2.1%	8.2%
Special charges, net	7.4	26.1		3.8	NM	NM
Impairment of long-lived assets	—	43.2		30.4	NM	NM

Operating loss	$(8.9)	$(113.1)	$	$(67.0)	NM	NM

Expenses as a percentage of Revenue
Cost of goods sold	79.5%	90.8%		86.1%
Gross margin	20.5%	9.2%		13.9%
Selling, general and administrative expense	12.0%	13.6%		14.1%
Research and development expense	8.9%	9.2%		9.1%
Operating margin	-2.6%	-35.0%		-18.9%
NM—not meaningful

Comparative Years Ended June 30, 2002, 2003 and 2004

(Dollars in Millions)
				Percent Change
For the Year Ended June 30:	2002	2003	2004	2002 to 2003	2003 to 2004
Revenue, net	$341.9	$323.1	$353.8	-5.5%	9.5%

        Revenue, net is comprised primarily of photomask sales to semiconductor manufacturers. Revenue, net increased 9.5% in 2004 compared with 2003. The increase was primarily attributable to an improvement in the percentage of our revenue classified as leading-edge revenue, which is defined as 130-nanometers and below design rules. Revenue, net decreased 5.5% in 2003 compared with 2002. The decrease was attributable to a decline in average selling prices partially offset by an increase in unit demand. Revenue, net in 2003 was also negatively impacted by work stoppages at one of our facilities in Europe and by a customer that required us to re-certify one of our facilities in Asia.

        Leading-edge revenue represented 26% of revenue, net for 2004, 17% of revenue, net for 2003 and 4% of revenue, net for 2002.

        During 2004, leading edge revenue grew for four consecutive quarters and each quarter marked a company record for revenue from phase shift masks. In the leading-edge market, we experienced strong demand from customers participating in the dynamic random access memory ("DRAM") and flash memory and logic markets, including digital signal processors. We believe that the future growth of the photomask industry will be primarily driven by the leading edge market.

(Dollars in Millions)
				Percent Change
For the Year Ended June 30:	2002	2003	2004	2002 to 2003	2003 to 2004
Cost of Goods Sold	$272.0	$293.3	$304.7	7.8%	3.9%
As a Percent of Revenue, net	79.5%	90.8%	86.1%

        Cost of goods sold consists of materials, labor, depreciation, and overhead. Cost of goods sold increased 3.9% for 2004 compared with 2003. The increase was due to the ramp-up of our advanced production facility in Dresden, costs previously included in the Reticle Technology Center ("RTC") research and development joint venture we own equally with AMD, Micron Technology and Motorola, expenses related to the consolidation of trailing edge production in Europe and personnel-related costs in North America. The RTC joint venture agreement expired in June 2004.These increases in cost of goods sold were partially offset by decreased depreciation expense resulting from the impairment of certain long-lived assets in June 2003, operational cost savings and cost savings from the closure of our pellicle production facility in Danbury in September 2003.

        Cost of goods sold increased 7.8% for 2003 compared with 2002. The increase was primarily attributable to costs associated with the consolidation of trailing-edge production in Europe, the ramp-up of our advanced production facility in Dresden and increased depreciation. These increases in cost of goods sold were partially offset by benefits realized from our cost reduction programs.

(Dollars in Millions)
				Percent Change
For the Year Ended June 30:	2002	2003	2004	2002 to 2003	2003 to 2004
Selling, General and Administrative Expense	$41.2	$43.9	$49.8	6.6%	13.6%
As a Percent of Revenue, net	12.0%	13.6%	14.1%

        Selling, general and administrative expense includes salaries of sales and administrative personnel, marketing expense, general and administrative expense and finished product distribution expense. Selling, general and administrative expense increased 13.6% in 2004 compared with 2003. Selling, general and administrative expense as a percentage of revenue increased from 13.6% in 2003 to 14.1% for 2004. The increase in expense during 2004 was primarily attributable to personnel-related expenses.

        Selling, general and administrative expense increased 6.6% in 2003 compared with 2002. Selling, general and administrative expense as a percentage of revenue increased from 12.0% in 2002 to 13.6% for 2003. The increase in selling, general and administrative expense was primarily a result of the completion and implementation of new information systems, the ramp-up of our Dresden, Germany facility and full year ownership of BindKey offset by lower costs associated with the divestiture of the photoblanks business and cost containment efforts.

(Dollars in Millions)
				Percent Change
For the Year Ended June 30:	2002	2003	2004	2002 to 2003	2003 to 2004
Research & Development Expense	$30.3	$29.7	$32.1	-2.1%	8.2%
As a Percent of Revenue, net	8.9%	9.2%	9.1%

        Research and development expense consists primarily of employee costs, cost of consumed materials, depreciation, engineering related costs and our share of costs of the RTC and AMTC joint ventures. Research and development expense increased 8.2% for 2004 compared with 2003. As a percentage of revenue it decreased slightly from 9.2% for 2003 to 9.1% for 2004. The increase in cost was primarily due to the ramp-up expense of the AMTC and BindKey software development expense.

The increase was partially offset by reduced costs from the RTC due to a modification of the agreement with the RTC partners that was effective December 2002.

        Research and development expense decreased 2.1% for 2003 compared with the prior year. As a percentage of revenue, research and development expense increased from 8.9% in 2002 to 9.2% in 2003. The decrease in cost was attributable to reduced costs associated with the modification and extension of our agreement with the RTC partners offset partially by an increase in BindKey's software development expenses and start-up expenses for the AMTC.

(Dollars in Millions)
				Percent Change
For the Year Ended June 30:	2002	2003	2004	2002 to 2003	2003 to 2004
Special Charges, net	$7.4	$26.1	$3.8	NM	NM

2004 Plans

        In 2004, as part of our efforts to reduce costs, we signed a multi-year pellicle supply agreement with Micro Lithography, Inc. ("MLI") in connection with the closure of our pellicle production facility in Danbury. The closure of the facility was completed as of September 30, 2003. We substantially completed the closure initiatives in Danbury and settled the related liabilities during 2004. During 2004, we recorded special charges of $3.1 million for employee severance and asset disposal costs and received proceeds of $1.3 million from the sale of certain pellicle technology and equipment. Also in 2004, we recorded special charges of $1.0 million and $1.1 million related to employee severance for North America and Europe, respectively. These special charges were the result of strategic business planning and programs that were implemented to reduce costs. The initiatives in North America were completed during 2004 and we expect to settle the related remaining liabilities of approximately $0.5 million during the three months ended September 30, 2004. We expect to extinguish the Europe liabilities of approximately $1.1 million during the six months ending December 31, 2004; however, we expect to record and pay additional special charges during the six months ending December 31, 2004 of approximately $0.3 million in association with the Europe initiative. As a result of these 2004 initiatives, we expect cost savings of approximately $6.0 million annually.

2003 Plans

        In 2003, we recorded special charges totaling $26.1 related to employee severance, asset disposals and related costs, and lease termination costs. The special charges were recorded in relation to North America, Europe and Asia in the amount of $7.2 million, $18.6 million and $0.3 million, respectively. These special charges were the result of programs that were implemented to reduce costs and resulted in the elimination of approximately 220 employment positions. The integration and consolidation initiatives in North America and Asia were completed during 2003 and the related liabilities were settled as of September 30, 2003. The consolidation initiatives associated with the Europe cost reduction program implemented during 2003 were completed during 2004. We expect to extinguish the related remaining liabilities for Europe of approximately $0.9 million during 2005. During 2004 we recorded additional special charges, a benefit, and adjustments to the liabilities associated with the Europe initiatives adopted during 2003. We recorded special charges of $0.8 million which were not previously estimable and related to employee severance for our former employees at our Rousset facility; recorded special charges of $0.7 million primarily related to asset disposals at our Rousset and Hamburg facilities; reduced accrued liabilities for asset disposal related and lease termination costs by $0.4 million as a result of our renegotiation of our lease termination agreement for our Hamburg facility; reduced accrued liabilities for asset disposal related costs by $0.6 million related to the revision of previously recorded estimates for the closure of our Hamburg and Rousset facilities; and recorded a $0.6 million benefit as a result of terminating a capital lease liability for our Hamburg facility.

2002 Plan

        In 2002, we recorded special charges totaling $7.4 million related to cost reduction programs and acquired In-process Research and Development ("IPR&D"). These initiatives were completed in 2002 and the related liabilities were settled in 2003. Special charges include costs related to employee severance which were the result of eliminating approximately 70 employment positions in North America and Europe. The employee severance costs were for primarily manufacturing positions and also included administrative personnel. Special charges also include costs related to asset disposals and related costs resulting primarily from decommissioning trailing-edge production equipment. In connection with the acquisition of the assets of BindKey in March 2002, approximately $0.3 million of the purchase price was allocated to IPR&D. The amount attributed to IPR&D was expensed at the date of acquisition as the projects had not reached technological feasibility nor had any alternative future use been identified.

        A summary of the accrued liabilities associated with the plans is shown below:

	Employee Severance	Asset Disposals and Related Costs	Lease Termination and Other Costs	Total
Charges during 2002	$2.0	$5.1	$0.3	$7.4
Utilized in 2002	(1.9)	(5.0)	(0.3)	(7.2)

Remaining liabilities as of June 30, 2002	0.1	0.1	—	0.2
Charges during 2003	13.3	10.6	2.2	26.1
Utilized in 2003	(2.0)	(9.4)	(0.3)	(11.7)

Remaining liabilities as of June 30, 2003	11.4	1.3	1.9	14.7
Charges during 2004	5.3	1.5	—	6.8
Adjustments to the liabilities during 2004	(0.2)	(0.8)	(0.2)	(1.1)
Utilized in 2004	(14.2)	(1.9)	(1.7)	(17.8)

Remaining liabilities as of June 30, 2004	$2.5	$0.2	$—	$2.6

(Dollars in Millions)
				Percent Change
For the Year Ended June 30:	2002	2003	2004	2002 to 2003	2003 to 2004
Impairment on Long-Lived Assets	$—	$43.2	$30.4	NM	NM

        In 2003, we recorded a charge of $43,243 for reductions in the carrying value of certain long-lived assets held and used in operations. As the result of revised market assumptions reflecting the sustained industry downturn, the continued under-utilization of production equipment and in accordance with FASB Statement No. 144, we performed a review and evaluation of the carrying value of long-lived assets and determined that the carrying value of certain production facilities and equipment in North America and Asia exceeded the current fair value. This review and evaluation was performed with the assistance of independent valuation specialists.

        In 2004, we recorded a charge of $30,447 for reductions in the carrying value of certain long-lived assets held and used in operations. As the result of market assumptions reflecting the under-utilization of production equipment and in accordance with FASB Statement No. 144, we performed a review and evaluation of the carrying value of long-lived assets and determined that the carrying value of certain production facilities and equipment in Europe exceeded the current fair value. These market assumptions were developed as part of our strategic business planning process at which time new consideration was given to the sustained downturn in Europe operations which are beyond our original projections. This review and evaluation was performed with the assistance of independent valuation specialists.

        Asset impairment tests were performed at the facility site location level, which is the lowest level for which separately identifiable cash flows exist. The fair value of assets that were subject to impairment were determined using the cost, market and income approaches.

        As a result of our 2004 impairment of long-lived assets, we expect depreciation expense to be lower by approximately $1.5 million to $2.0 million per quarter subsequent to June 30, 2004.

(Dollars in Millions)
				Percent Change
For the Year Ended June 30:	2002	2003	2004	2002 to 2003	2003 to 2004
Loss on Warrants,net	$(0.2)	$—	$—	NM	NM

        During 2002, we realized losses of $0.2 million upon the exercise of all remaining warrants of a strategic partner and sale of the underlying securities. We held no warrants during 2003 or 2004.

(Dollars in Millions)
				Percent Change
For the Year Ended June 30:	2002	2003	2004	2002 to 2003	2003 to 2004
Gain on Sale of Assets	$10.4	$—	$—	NM	NM

        Gain on sale of assets represents the gain recognized upon a sale of property and equipment. In March 2002, we sold all of our photoblank manufacturing assets located in Poughkeepsie to Schott Lithotec AG ("Schott"). We also entered into a supply agreement with Schott for a significant portion of our future purchases of photoblanks, as needed. The total proceeds of $31.6 million were allocated $26.5 million to the assets sold and $5.1 million to the supply agreement based on the projected cash flows that will be generated by the supply agreement, discounted to present value. This transaction resulted in a pre-tax gain of approximately $10.4 million. In April 2004, the asset purchase agreement associated with the 2002 sale was amended which will allow us to be paid additional amounts contingent upon the occurrence of certain future performance and specified purchase level based events. We do not expect any contingent amounts that may be received under this amended agreement would be material to our financial condition, results of operations or cash flows.

(Dollars in Millions)
				Percent Change
For the Year Ended June 30:	2002	2003	2004	2002 to 2003	2003 to 2004
Other Income (Expense), net	$1.2	$(0.9)	$(1.9)	-172.7%	123.1%

        Other income (expense), net includes interest income, interest expense, our equity in earnings of our equity method investees, and foreign currency exchange gains and losses. Subsequent to our consolidation of the Maskhouse Building Administration GmbH & Co. KG ("BAC") effective March 31, 2004, other income (expense), net also includes lease income and the associated operating expenses of the BAC. For 2004, other expense, net increased over the prior year primarily due to interest expense on our $125.0 million convertible subordinated notes issued and sold during May 2003 and interest expense on the BAC's term loan agreement. The increase in expense was partially offset by a smaller net foreign currency exchange loss, an increase in interest income, and an excess of lease income over associated operating expenses of the BAC as a result of its lease with the AMTC. Lease income of the BAC was approximately $2.2 million and the associated operating expenses were approximately $1.6 million during the three months ended June 30, 2004. For 2003, other expense, net increased over the prior year primarily due to lower interest income reflective of lower interest rates and exchange losses from foreign currency movements.

(Dollars in Millions)
				Percent Change
For the Year Ended June 30:	2002	2003	2004	2002 to 2003	2003 to 2004
Provision for (Benefit From) Income Taxes	$(8.6)	$(2.2)	$3.2	-73.8%	-240.4%

        Our income taxes are based on the statutory rates in effect in the countries in which we operate. Certain of our operations in Asia are subject to various tax holidays. The provision for and benefit from income taxes differs from the amounts computed by applying the federal statutory rate of 35% to income (loss) before income taxes and minority interest because of: our inability to record deferred tax benefits for net operating losses generated in certain jurisdictions, reduced tax rates in certain Asian jurisdictions, our need to place valuation allowances on certain other deferred tax assets, and the other adjustments described below.

        In 2004 our net tax provision included a $1.8 million benefit from the positive resolution of tax audits in multiple jurisdictions and a provision of $1.9 million for withholding taxes related to a planned dividend distribution from one subsidiary within our group of foreign subsidiaries. When fully consummated, this dividend distribution will utilize the majority of our existing U.S. net operating loss carryforward. In 2003, we recorded valuation allowances against our net deferred tax assets in the U.S. and in Europe (primarily related to net operating loss carryforwards). The restructuring in Germany also resulted in a charge for a valuation allowance of $1.8 million during 2003. Additionally, during 2003 we received income tax refunds of approximately $23.3 million by carrying U.S. net operating losses back to prior years. Also, our decision to carryback certain losses in France resulted in a tax benefit of $3.2 million.

(Dollars in Millions)
				Percent Change
For the Year Ended June 30:	2002	2003	2004	2002 to 2003	2003 to 2004
Minority Interest in Income of Joint Ventures	$(6.9)	$(1.8)	$(0.8)	-74.3%	-53.8%

        Minority interest reflects our partners' share of the earnings or losses of our consolidated joint venture operations, which included our Shanghai, China and Hsinchu, Taiwan operations during 2002 through 2004 and also the BAC operations beginning in 2004. The minority interest impact of our joint ventures was an increase of $0.8 million to our net loss for 2004, an increase of $1.8 million to our net loss for 2003 and a decrease of $6.9 million to our net income for 2002. The changes resulted from lower revenue and higher production costs driven largely by depreciation expense from added equipment in our Taiwan facility.

Liquidity and Capital Resources

        Our working capital was $213.4 million as of June 30, 2003 and $109.8 million as of June 30, 2004. The decrease in working capital was due principally to the pending redemption of our $100.0 million convertible subordinated notes in July 2004 resulting in a change of classification of the convertible notes from a noncurrent liability to a current liability. Cash and cash equivalents were $250.4 million as of June 30, 2003 and $231.4 million as of June 30, 2004. Cash provided by operating activities was $55.8 million in fiscal 2003 and $21.1 million in 2004.

        Cash used in investing activities, consisting primarily of capital expenditures, was $67.4 million in fiscal 2003 and $36.0 million in fiscal 2004. The decrease in cash used in investing activities resulted from lower capital expenditures partially offset by the consolidation of the BAC and its cash balance. We expect capital expenditures for fiscal 2005 to be approximately $75.0 million. Capital expenditures have been and will be used primarily to advance our technical capability at the 90 and 65-nanometer nodes. Additionally, in the future we may pursue additional acquisitions of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid. In the first quarter of fiscal 2005, the BAC received a $17.0 million payment related to investment subsidies granted by the German government during calendar 2004. Due to the consolidation of the BAC, these amounts will be included in our cash flows from investing activities in fiscal 2005.

        Cash provided by (used in) financing activities was $122.7 million in fiscal 2003 and $(4.4) million in fiscal 2004. The change in cash flows from financing activities was due to the issuance of $125.0 million convertible subordinated notes in May 2003 and an increase in fiscal 2004 of $3.3 million for payments on borrowings. We expect the BAC's term loan will be repaid by the BAC using proceeds from the BAC's investment subsidies and lease payments received from DPI and the AMTC for use of the BAC's facility. Due to the consolidation of the BAC, the payments on the BAC's term loan will be included in our cash flows from financing activities. Of the fiscal 2004 payment on borrowings, $2.2 million relates to payments on the BAC term loan.

        In July 2000, we issued and sold $100.0 million aggregate principal amount of zero interest convertible subordinated notes. The notes were sold at face value less an underwriting discount of two percent and we received net proceeds of $97.6 million. The notes were due and paid in July 2004 using our existing cash balances. Debt issue costs of $2.4 million related to these notes are included in non-current other assets on the accompanying consolidated balance sheets and were amortized using the straight-line method, which approximates the interest method, to interest expense over the scheduled maturity period.

        On May 5, 2003, we issued and sold $125.0 million aggregate principal amount of convertible subordinated notes in a private placement. The notes were sold at face value less an underwriting discount of 2.625 percent and we received net proceeds of $121.2 million. The notes are due May 15, 2008, accrue interest at an annual rate of 1.25 percent and are convertible at any time into shares of our common stock at a conversion price of $25.595 per share. Interest on the notes is payable semi-annually on May 15 and November 15 of each year. We have reserved 4,883,762 shares of our common stock for conversion of the convertible subordinated notes. If a change of control occurs, each holder of notes will have the right to require us to redeem, in cash, any or all of such holder's notes at a price equal to 100% of the principal amount to be redeemed. A change of control is any transaction in which a person or group becomes the beneficial owner of 50% or more of our common stock or has the power to elect a majority of our board of directors, any consolidation, merger or similar transaction in which our shareholders immediately prior to the transaction hold less than a majority of the outstanding voting stock of the surviving corporation and the consideration in the merger or consolidation is not common stock listed on a national securities exchange or approved for quotation on the Nasdaq National Market, or the holders of our capital stock approve any plan or proposal for our liquidation or dissolution. A change of control will not be deemed to have occurred if the last sale price of our common stock for any five trading days during the ten trading days immediately preceding the change of control is at least equal to 105% of the conversion price of the notes. If a change of control were to occur, we cannot assure you that we will have sufficient funds to pay the redemption price for all the notes tendered by the holders. In that case, our failure to redeem tendered notes would constitute an event of default under the indenture for the notes, and may constitute a default under the terms of other indebtedness that we may enter into from time to time. Debt issue costs of

$3.8 million related to these notes are included in non-current other assets on the accompanying consolidated balance sheets and are being amortized using the straight-line method, which approximates the interest method, to interest expense over the scheduled maturity period. In connection with the issuance of the notes, we entered into a Registration Rights Agreement and filed a shelf registration statement covering resales of the notes and the common stock issuable upon conversion of the notes. If we fail to comply with certain of our obligations under the Registration Rights Agreement, additional interest will accrue on the affected notes at an annual rate of 0.5 percent. Also in connection with the issuance of the notes, we amended our Rights Agreement dated January 30, 2001, to provide that the issuance of the notes to the initial purchasers would not cause the initial purchasers to be Acquiring Persons (as defined in the Rights Agreement) under the Rights Agreement and therefore no Distribution Date (as defined in the Rights Agreement) under the Rights Agreement would occur as a result of the issuance of the notes to the initial purchasers.

        Our ongoing cash requirements will be for capital expenditures, acquisitions, research and development, working capital and the repayment of convertible notes and other indebtedness. Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements for at least the next 12 months. However, based on our current operating plans, we may seek external financing from time to time to fund our capital expenditures, working capital requirements and other growth initiatives. Sources of external financing could include issuances of equity, convertible debt and short-term or long-term borrowings. There can be no assurance that alternative sources of financing will be available if our capital requirements exceed cash flow from operations or that we will be able to obtain any additional financing required to fund our capital needs on reasonable terms, or at all.

        Our consolidated cash and cash equivalents balances as of June 30, 2004, were $231.4 million, of which $13.2 million was attributable to minority shareholders based on their ownership interests in our consolidated joint ventures. As of June 30, 2004, we have pledged $7.5 million of our cash and cash equivalents balances as collateral security for a portion of our short term borrowings.

        The following summarizes our contractual cash obligations as of June 30, 2004 (in millions):

	Payments Due for the Periods ending June 30,
	Total	Year 2005	Two Years 2006-2007	Two Years 2008-2009	Beyond
Short-term and long-term borrowings	$81.6	$22.3	$20.2	$18.1	$21.0
Convertible notes	225.0	100.0	—	125.0	—
Operating leases	17.4	3.5	4.2	2.9	6.8
Purchase obligations	32.6	32.4	0.2	—	—
Other long-term obligations (AMTC amounts estimated)	43.2	11.6	27.2	—	4.4

Total contractual cash obligations	$399.8	$169.8	$51.8	$146.0	$32.2

        We are committed to funding a portion of the operating requirements of the AMTC under research and development reimbursement and capacity utilization obligations through June 30, 2007. We expect our portion of these cash requirements to vary between approximately 22% to 26% of the AMTC's operating costs through June 30, 2007.

        As of June 30, 2004, we are contractually obligated to fulfill the remaining amount on a portion of our existing purchase orders. The purchase orders that we are contractually obligated to fulfill are primarily related to purchases of equipment and equipment service contracts.

        The following summarizes our other commercial commitments as of June 30, 2004 (in millions):

	Amounts of Commitment Expiration by Periods Ending June 30,
	Total	Year 2005	Two Years 2006-2007	Two Years 2008-2009	Beyond
Guarantees	$24.0	$24.0	$—	$—	$—
Other commercial commitments	55.4	27.6	24.3	3.5	—

Total commercial commitments	$79.4	$51.6	$24.3	$3.5	$—

        We have executed a one-third guarantee for up to 32.0 million Euro of the AMTC's 120.0 million Euro revolving credit facility. The revolving credit facility had 59.2 million Euro ($72.0 million) outstanding as of June 30, 2004.

        In May 2002, we entered into an agreement to acquire photomask production equipment from Infineon's internal photomask manufacturing operations in Munich, Germany and became Infineon's strategic photomask supplier. In consideration for the acquisition of certain photomask production assets and the agreement to supply Infineon with photomasks over a 10 year term, we agreed to pay Infineon $53.5 million over a seven-year period ending in March 2009. As part of the same agreement, we also agreed to purchase from Infineon additional photomask production equipment for approximately $28.1 million payable over a five-year period ending in December 2006. We have made purchases of approximately $26.2 million in association with this agreement as of June 30, 2004. In accordance with the agreement's payment schedule, we paid Infineon $10.0 million in March 2004; $4.0 million of which was satisfied through the issuance of 180,697 shares of our common stock and the remaining $6.0 million was settled using cash. Per the terms of the agreement, we may elect to satisfy a portion of additional future amounts payable by issuing shares of our common stock. Our decision as to the form of each such payment (cash only, or cash and shares of our common stock) will be made at least thirty days prior to the due date for each payment. Each payment is considered independently and the payment in shares of our common stock may not exceed 40% of the total of any single payment. The amount of future payments which we may satisfy with our common stock approximated $20.5 million as of June 30, 2004. The original agreement was superseded by a new agreement in July 2004 and reflects the experience gained through the initial two years of the relationship. We do not expect that the changes to the original terms will be material to our financial condition or results of operations. The new agreement is filed as an exhibit to this Annual Report on Form 10-K.

        In addition to the commitments in the tables above, the following commitments and contingencies exist:

  •
  We have established a profit sharing plan with the BindKey employees. Through March 2006, BindKey employees may earn amounts on an annual basis based on the annual after-tax earnings of BindKey. Upon the termination of the final year subject to the profit sharing plan, the employees may earn an additional lump-sum amount based on the after-tax earnings of BindKey in the final year. Any amounts earned in relation to the profit sharing plan will be expensed in the period earned. As of June 30, 2004, no amounts had been earned under this plan.

  •
  In March 2002, we sold all of our photoblank manufacturing assets to Schott. We also entered into a supply agreement with Schott for a significant portion of our future purchases of photoblanks, as needed. In April 2004, the asset purchase agreement associated with the 2002 sale was amended which will allow us to be paid additional amounts contingent upon the occurrence of certain future performance and specified purchase level based events. We do not expect any contingent amounts that may be received under this amended agreement would be material to our financial condition, results of operations or cash flows.

  •
  In July 2003, we signed a multi-year pellicle supply agreement with MLI for a significant portion of our future purchases of pellicles, as needed.

Critical Accounting Policies

        Our critical accounting policies are as follows:

        Revenue recognition:

  •
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

        Estimates, specifically sales return allowances, the allowance for doubtful accounts receivable, inventory valuation and depreciation expense:

  •
  The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period.

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

  •
  Inventories are stated at the lower of cost or market. Estimates of market value are based on assumptions of future demands and market conditions. If actual market conditions are materially less favorable than those projected by management, or if our estimates of market value are later determined to have been materially incorrect, future inventory write-downs may be required.

  •
  Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years for equipment and 10 to 20 years for buildings. Leasehold improvements reported as property are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the estimated remaining terms of the leases.

  •
  Valuation of identifiable intangibles and other long-lived assets.

          We assess the possible impairment of identifiable intangibles subject to amortization and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include the following:

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

        Accounting for income taxes:

  •
  We are required to consider our income taxes in each of the tax jurisdictions in which we operate in computing our effective income tax rate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included on our consolidated balance sheets. Further, the actual annual amount of taxable income in each tax jurisdiction may differ from the estimates we use to compute the effective tax rate during our first, second and third quarters. Additionally, we evaluate the recoverability of the deferred tax assets from future taxable income and establish valuation allowances if recovery is not more likely than not. Our income tax provision on the consolidated income statements are impacted by changes in the valuation allowance. This process is complex and involves significant management judgment in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowances recorded against our net deferred tax assets.

        Consolidation:

  •
  The consolidated financial statements presented herein include the accounts of DuPont Photomasks, Inc., our controlled and wholly-owned subsidiaries, and variable interest entities of which we are the primary beneficiary. All significant inter-company transactions and accounts are eliminated in consolidation. Entities that are not controlled but on which we can exercise significant influence are recorded under the equity method of accounting. As of March 31, 2004, we began consolidating the financial results of the BAC in accordance with the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 46R ("FIN No. 46R").

Other Matters

        Prior to June 13, 1996 we were owned by E. I. du Pont de Nemours and Company. In the ordinary course of business, we engage in transactions with related parties including E. I. du Pont de Nemours and Company, the RTC joint venture, the AMTC joint venture and certain of our non-North America employees. Additionally, $1.9 million of our revenue in China for fiscal 2002 was transacted through an E. I. du Pont de Nemours and Company subsidiary in order to facilitate the collection of accounts receivable. We conduct a portion of our research and development projects by funding our proportionate share of the research efforts of the AMTC joint venture. Additionally, we have receivables from certain of our non- North America employees related primarily to housing and automobile loans.

        In January 2003, the SEC issued a final rule requiring enhanced disclosure of material off-balance sheet transactions, arrangements, and other relationships with unconsolidated entities. The rule also requires a tabular disclosure of future payments due under contractual commitments. The disclosure requirements became effective for our fiscal 2004 Annual Report on Form 10-K. This rule did not have a material impact on our consolidated financial condition or results of operations.

        In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, which supersedes SAB No. 101, Revenue Recognition in Financial Statements. The adoption of SAB No. 104 did not have a material impact on our consolidated results of operations or financial position. Accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements was superseded as a result of the issuance of Emerging Issues Task Force ("EITF") 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. SAB No. 104 restates the affected portion of SAB No. 101 to reflect the issuance of EITF 00-21 while the revenue recognition principles of SAB No. 101 remain largely unchanged. SAB No. 104 was effective upon issuance.

        In December 2003, the FASB issued FIN No. 46R, a revision to FIN No. 46. FIN No. 46R clarifies some of the provisions of FIN No. 46 and exempts certain entities from its requirements. FIN No. 46R requires that if a company is the primary beneficiary of a VIE, the assets, liabilities and results of the VIE's operations should be consolidated in the company's financial statements. Based on the guidance in FIN No. 46R, we concluded that we are the primary beneficiary of the BAC. Accordingly, we began consolidating the financial results of the BAC as of March 31, 2004. The consolidation has not altered the operational agreements, guarantees and other commitments between the BAC, its partners and lenders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates. As of June 30, 2004, we had $100.0 million in non-interest bearing convertible subordinated notes, $125.0 million in 1.25% convertible subordinated notes and $81.6 million in interest bearing borrowings of which $22.3 million were short-term borrowings. Of this amount, $72.4 million is related to the BAC term loan which matures in June 2012. As a result of our interest bearing borrowings, changes in the interest rate market would change the estimated fair value of our long-term convertible notes and other interest bearing borrowings. We believe that a 10% change in interest rates would not have a material effect on our business, financial condition, results of operations or cash flows.

        Foreign currency exposures are primarily due to non-North America operations which are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material effect on our results of operations. Any exchange rate fluctuations can affect our margins since we may have imbalances between some foreign currency denominated revenue and expenses. Our consolidated financial statements reflect remeasurement and translation of items denominated in non-U.S. currencies to U.S. dollars, our reporting currency. Exchange gains or losses are included in comprehensive income in the period in which they occur. We monitor our exchange rate exposure and attempt to reduce such exposure by hedging. We have entered into forward contracts in currencies of the countries in which we conduct business in order to reduce such exposure. The net unrealized loss related to our forward exchange contracts outstanding as of June 30, 2004 was not significant. In relation to foreign currency translation adjustments, an unrealized gain of $2.4 million is recorded in accumulated other comprehensive income on the accompanying consolidated balance sheet and statement of stockholders' equity as of June 30, 2004. Forward exchange contracts may involve elements of credit and market risk in excess of the amounts recognized on the consolidated financial statements. We monitor our positions and the credit quality of counterparties, consisting primarily of major financial institutions, and do not anticipate nonperformance by any counterparty, although nonperformance could occur. We have performed a sensitivity analysis as of June 30, 2004 using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U. S. dollar with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates used were based on market rates in effect as of June 30, 2004. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would not have a material effect on our business, financial condition, results of operations or cash flows. There can be no assurance that such forward contracts or any other hedging activity will be available or adequate to eliminate, or even mitigate, the impact of our exchange rate exposure. There can be no assurance that such risks will not have a material adverse impact on our liquidity, financial condition and results of operations in the future.

Financial Risk Management

        Our international revenue is subject to inherent risks, including fluctuations in local economies; difficulties in staffing and managing foreign operations; greater difficulty in accounts receivable collection; costs and risks of localizing products for foreign countries; unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in the repatriation of earnings; and burdens of complying with a wide variety of foreign laws. Some of our sales outside of North America are denominated in local currencies, and accordingly, we are subject to the risks associated with fluctuations in currency rates. In general, increases in the value of the dollar against foreign currencies decrease the U.S. dollar value of foreign currency denominated sales requiring us either to increase our price in the local currency, which could render our product prices noncompetitive, or to suffer reduced revenue and gross margins as measured in U.S. dollars. Our foreign currency hedging program is not designed to hedge the margin risks associated with exchange rate changes. Our hedging is comprised of foreign currency forward contracts utilized to mitigate the risks associated with foreign currency fluctuations on certain balance sheet exposures. However, the hedging program will not eliminate all of our foreign exchange risks.

        The marketplace for our products dictates that we maintain inventories of raw materials. Therefore, inventory obsolescence is a risk for us due to frequent engineering changes, shifting customer demand, the emergence of new industry standards and rapid technological advances including the introduction by our competitors or us of products embodying new technology. While we regularly review our inventory valuation estimates to ensure approximation of fair market value of the inventory on hand, there can be no guarantees that future inventory writedowns will not be required.

        As of June 30, 2004, we had outstanding foreign short-term borrowings, totaling $22.3 million. Of this amount, $15.2 million is related to the BAC term loan. As of June 30, 2004, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

        As of June 30, 2004 we had $100.0 million of zero interest convertible subordinated notes outstanding. These notes were due and paid in July 2004 using our existing cash balances.

        In addition, we issued and sold $125.0 million aggregate principal amount of convertible subordinated notes in a private placement in May 2003. The notes are due May 15, 2008, accrue interest at an annual rate of 1.25 percent and are convertible at any time into shares of our common stock at a conversion price of $25.595 per share. Interest on the notes is payable semi-annually on May 15 and November 15 of each year beginning November 15, 2003. If a change of control occurs, each holder of notes will have the right to require us to redeem, in cash, any or all of such holder's notes at a price equal to 100% of the principal amount to be redeemed. A change of control is any transaction in which a person or group becomes the beneficial owner of 50% or more of our common stock or has the power to elect a majority of our board of directors, any consolidation, merger or similar transaction in which our shareholders immediately prior to the transaction hold less than a majority of the outstanding voting stock of the surviving corporation and the consideration in the merger or consolidation is not common stock listed on a national securities exchange or approved for quotation on the Nasdaq National Market, or the holders of our capital stock approve any plan or proposal for our liquidation or dissolution. If a change of control were to occur, we cannot assure you that we will have sufficient funds to pay the redemption price for all the notes tendered by the holders. In that case, our failure to redeem tendered notes would constitute an event of default under the indenture for the notes, and may constitute a default under the terms of other indebtedness that we may enter into from time to time. In connection with the issuance of the notes, we entered into a Registration Rights Agreement and filed a shelf registration statement covering resales of the notes and the common stock issuable upon conversion of the notes. If we fail to comply with certain of our obligations under the Registration Rights Agreement, additional interest will accrue on the affected notes at an annual rate of 0.5 percent.

Item 8. Financial Statements and Supplementary Data

        The information required by this Item is included in Part IV, Item 15 (a) (1) and (2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        Our chief executive officer and our chief financial officer, based on their evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this report on Form 10-K of DuPont Photomasks, Inc., have concluded that our disclosure controls and procedures were effective. There were no changes in internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

        Information with respect to the following Items is incorporated by reference to our proxy statement to be filed in connection with our 2004 annual meeting of stockholders. However, information regarding executive officers is listed below pursuant to General Instruction G of this Form 10-K.

Item 10. Directors and Executive Officers

EXECUTIVE OFFICERS

        The following table sets forth as of June 30, 2004, the name, age and position with DuPont Photomasks, Inc. of each person who is an executive officer of DuPont Photomasks, Inc.

Name	Age	Position(s)
Marshall C. Turner	62	Chairman of our Board and Chief Executive Officer
James W. Boeckman	42	Executive Vice President, General Counsel and Secretary
David S. Murray	45	Executive Vice President—Worldwide Operations
James R. Northup	43	Chief Operating Officer
Satish Rishi	44	Executive Vice President—Finance and Chief Financial Officer

        Marshall C. Turner is Chairman of our Board and our Chief Executive Officer. Mr. Turner is a director of the AllianceBernstein Technology Fund, Inc. and a member of its audit committee. Mr. Turner is also the Chairman of the Board of the Smithsonian's National Museum of Natural History, and a director of the George Lucas Educational Foundation. From 1981 through 1998, he was a general partner of Taylor & Turner Associates, Ltd., the general partner of several venture partnerships. He served on an interim basis from June 1999 to May 2000 as the Chairman of our Board of Directors and Chief Executive Officer. He holds a Bachelor's Degree in Mechanical Engineering and a Master's Degree in Product Design from Stanford University, and a Master's Degree in Business Administration from Harvard University. He has been one of our directors since April, 1996.

        James W. Boeckman is our Executive Vice President, General Counsel and Secretary and joined us in July 2002. Prior to joining us, he was a partner in the Corporate and Securities Practice Group of Vinson & Elkins L.L.P. for five years and served as co-chair of the firm's Technology Transactions and Licensing practice group. Prior to joining Vinson & Elkins L.L.P., Mr. Boeckman served as Senior Regional Counsel for the Asia-Pacific region for Electronic Data Systems Corporation. Mr. Boeckman graduated summa cum laude with a B.A. from Westminster College and received his Juris Doctorate with high honors from The University of Texas School of Law.

        David S. Murray is our Executive Vice President of Worldwide Operations, a position he began in October 2003. In this position, he leads the company's manufacturing strategy for commercializing advanced technology across global operations and is directly responsible for overseeing the worldwide manufacturing organization. Mr. Murray previously served as DuPont Photomasks' senior vice president technology and engineering. During his tenure with the company, Mr. Murray has held executive level positions managing a broad array of assignments in operations, quality, supply chain management, materials and asset management. Prior to joining DuPont Photomasks in 1989, he spent nine years with E. I. du Pont de Nemours and Company, where he held a number of different material, engineering and manufacturing positions. Mr. Murray holds a bachelor's degree in mechanical engineering from the University of Delaware.

        James R. Northup is our Chief Operating Officer and joined us in January 2002. A 19-year industry veteran, Mr. Northup most recently served as President and Chief Executive Officer of Gray Scale Technologies, a privately held company that develops and markets gray-scale processing and photoblank technology for phase shift masks. Previous to that, he spent 10 years at Photronics, Inc., a supplier of photomasks, where his last position was President. He began his career in semiconductor fab operations at AT&T Technologies and Spectrum Technologies. Mr. Northup holds a B.S. with honors in chemical engineering from the University of Rhode Island.

        Satish Rishi is our Executive Vice President—Finance and Chief Financial Officer and joined us in November 2001. Most recently, he served as Vice President and Assistant Treasurer at Dell Computer Corporation from July 1999 to November 2001. Previous to Dell, Mr. Rishi spent 13 years at Intel Corporation, where he held financial management positions of increasing responsibility, both in the United States and overseas. His last position at Intel was Assistant Treasurer. Mr. Rishi holds a M.B.A. from the University of California at Berkeley and a B.S. with honors in mechanical engineering from Delhi University in Delhi, India.

        Our executive officers are appointed annually by our Board of Directors in accordance with our Bylaws.

        Our Board of Directors has adopted a code of business conduct and ethics applicable to all employees, including our executive officers. Our code of business conduct and ethics is attached to our Annual Report on Form 10-K for fiscal 2004 as an exhibit, and is available at www.photomask.com.

        Further information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned "Election of Directors" and "Compliance With Section 16(a) of the Exchange Act."

Item 11. Executive Compensation

        The information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned "Executive Compensation and Other Information", "Director Compensation" and "Employment Agreements."

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this Item is incorporated by reference to the Proxy Statement under the section captioned "Beneficial Ownership of Securities."

Item 13. Certain Relationships and Related Transactions

        The information required by this Item is incorporated by reference to the Proxy Statement under the section captioned "Transactions and Relationship Between Us and E. I. du Pont de Nemours and Company."

Item 14. Principal Accounting Fees and Services

        The information required by this Item is incorporated by reference to the Proxy Statement under the section captioned "Ratification of Selection of Independent Auditors."

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  The following documents are filed as a part of this Form 10-K:

(1)
Consolidated Financial Statements. The following consolidated financial statements of DuPont Photomasks, Inc., as of June 30, 2003 and 2004 and for the years ended June 30, 2002, 2003 and 2004 are filed as part of this Form 10-K on the pages indicated:

Page(s)
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Income Statements	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Cash Flows	F-4
Consolidated Statements of Stockholders' Equity	F-5
Notes to Consolidated Financial Statements	F-6 to F-26
Consolidated Financial Statements Schedule:
Schedule II—Valuation and Qualifying Accounts	F-27

(2)
Consolidated Financial Statement Schedules. Schedules other than Schedule II are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3)
Exhibits. The exhibits to this Form 10-K have been included only with the copy of this Form 10-K filed with the Securities and Exchange Commission.

Exhibit Number	Description of Exhibit
3.1.1	Certificate of Incorporation of the Company, as amended and restated on April 3, 1996. (A)
3.1.2	Amendment to the Certificate of Incorporation of the Company. (E)
3.2	Bylaws, as amended on October 26, 1999. (E)
3.2.1	Amendments to the Bylaws Of DuPont Photomasks, Inc. as approved by the Board Of Directors on June 23, 2003. (I)
4.1	Specimen Certificate for Common Stock. (A)
4.2	Form of Indenture, between DuPont Photomasks, Inc. and Chase Bank of Texas, N.A., as trustee, including the form of Convertible Subordinated Notes due July 24, 2004 attached as Exhibit A thereto. (L)
4.3	Indenture, between DuPont Photomasks, Inc. and JPMorgan Chase Bank, as trustee, including Form of 1.25% Convertible Subordinated Notes due 2008 (144A Global Note and Reg S. Global Note). (J)
4.4
Rights Agreement, dated as of January 30, 2001, between DuPont Photomasks, Inc. and EquiServe Trust Company, N.A., as Rights Agent, together with the following exhibits thereto: Exhibit A-Form of Certificate of Designation of Series A Junior Participating Preferred Stock of DuPont Photomasks, Inc.; Exhibit B-Form of Right Certificate; Exhibit C-Summary of Rights to Purchase Shares of Preferred Stock of DuPont Photomasks, Inc. (K)
4.5	Amendment No. 1 to Rights Agreement, between DuPont Photomasks, Inc. and EquiServe Trust Company, N.A., as Rights Agent, dated as of April 29, 2003. (J)
4.6	Registration Rights Agreement among DuPont Photomasks, Inc., Credit Suisse First Boston LLC and Lehman Brothers Inc. dated as of May 5, 2003. (J)

10.1	Transitional Administrative Services Agreement between the Company and E.I. du Pont de Nemours and Company dated as of January 1, 1996. (A)
10.2	Environmental Indemnification Agreement between the Company and E. I. du Pont de Nemours dated April 30, 1996. (A)
10.3	Second Amended and Restated Non-employee Directors Stock Option Plan as adopted by the Company's Board of Directors on July 27, 1998. (C)
10.4	Amended and Restated Stock Performance Plan as adopted by the Company's Board of Directors on June 9, 1997. (B)
10.5	Founders Stock Option Plan, as adopted by the Company's Board of Directors on March 26, 1996. (A)
10.6	Registration Rights Agreement between the Company and DuPont Chemical and Energy Operations, Inc. dated as of December 31, 1995. (A)
10.7	Tax Indemnification Agreement among the Company, DuPont Chemical and Energy Operations, Inc. and E. I. du Pont de Nemours and Company dated May 14, 1996. (A)
10.8	Research, Development and Consulting Agreement between the Company and E. I. du Pont de Nemours and Company dated as of January 1, 1996. (A)
10.9	Business Transfer Agreement between DuPont Korea, Ltd. and DuPont Photomasks Korea, Ltd. dated December 22, 1995. (A)
10.10	Corporate Tradename and Trademark Agreement between the Company and E. I. du Pont de Nemours and Company dated May 7, 1998. (C)
10.10.1	Amendment to Corporate Tradename and Trademark Agreement between the Company and E. I. du Pont de Nemours and Company dated March 5, 2001. (I)
10.11	Amended 1997 Stock Option and Restricted Stock Plan as adopted by the Company's Board of Directors on September 2, 1999. (D)
10.12	1998 Employee Stock Purchase Plan as adopted by the Company's Board of Directors on July 27, 1998. (C)
10.14	2000 Employment Agreement with Preston M. Adcox dated July 19, 2000. (F)
10.15	DuPont Research Agreement dated April 21, 2000 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). (F)
10.16	Teflon AF Agreement dated July 1, 2000 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). (F)
10.17	Blank Supply Agreement dated March 31, 2002 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). (G)
10.18	2002 Employment Agreement with Satish Rishi dated October 11, 2001. (H)
10.19	2003 Employment Agreement with Marshall C. Turner dated September 10, 2003 (I)
10.20	Form of Indemnification Agreement between the Company and its Directors and Officers (I)
10.21
DPI Dresden Equipment Purchase and DPI/IFX Supply Agreement dated July 1, 2004, as amended, by and among DuPont Photomasks, Inc., Blitz 02-210 GmbH and Infineon Technologies AG. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).
10.22	First Amendment to Employment Agreement between Marshall C. Turner and DuPont Photomasks, Inc., effective as of June 24, 2004
10.23	First Amendment to Employment Agreement between James Northup and DuPont Photomasks, Inc., effective as of October 8, 2003

10.24	Amendment Number One to Blank Supply Agreement, dated as of May 31, 2004 (portions of this exhibit have been redacted pursuant to a request for confidential treatment)
10.25	DuPont Photomasks, Inc. Severance Plan for Select Employees, effective as of December 23, 2003
14	DuPont Photomasks, Inc. Code of Business Conduct and Ethics. (M)
21	List of principal subsidiaries of the Company
23	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        A letter above indicates an exhibit previously filed with the Securities and Exchange Commission as an exhibit to the filing described below and is incorporated herein by reference.

Letter	Definition
(A)	Registration Statement on Form S-1, Registration No. 333-33869 ("IPO Registration Statement").
(B)	Annual Report on Form 10-K for the year ended June 30, 1997 ("1997 Form 10-K").
(C)	Annual Report on Form 10-K for the year ended June 30, 1998 ("1998 Form 10-K").
(D)	Annual Report on Form 10-K for the year ended June 30, 1999 ("1999 Form 10-K").
(E)	Form 8-A12 G/A on June 23, 2000 ("2000 Form 8-A").
(F)	Annual Report on Form 10-K for the year ended June 30, 2000 ("2000 Form 10-K").
(G)	Form 8-K on April 22, 2002 ("April 22, 2002 Form 8-K")
(H)	Annual Report on From 10-K for the year ended June 30, 2002 ("2002 Form 10-K").
(I)	Annual Report on From 10-K for the year ended June 30, 2003 ("2003 Form 10-K").
(J)	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 ("March 31, 2003 Form 10-Q").
(K)	Form 8-A12B on January 30, 2001 ("2001 Form 8-A12B").
(L)	Amendment No. 2 to Form S-3 filed on July 19, 2000 ("Amendment No. 2 to Form S-3").
(M)	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 ("March 31, 2004 Form 10-Q")

  (b)
  Reports on Form 8-K:

        Our report on Form 8-K, dated April 1, 2004, reporting our announcement on April 1, 2004 that we had elected to issue shares of our common stock to Infineon in order to satisfy $4.0 million of a $10.0 million scheduled payment due to Infineon on March 31, 2004. In accordance with our agreement with Infineon, we filed with the SEC a shelf registration statement on Form S-3 registering the resale of these shares by Infineon.

        Our report on Form 8-K, dated April 22, 2004, reporting our announcement on April 22, 2004 that we had released our financial results for the fiscal quarter ended March 31, 2004 and certain other information.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Date: September 9, 2004	DUPONT PHOTOMASKS, INC.
	By:	/s/ SATISH RISHI Satish Rishi Executive Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Marshall C. Turner MARSHALL C. TURNER	Chairman of our Board and Chief Executive Officer (Principal Executive Officer)	September 9, 2004
/s/ Satish Rishi SATISH RISHI	Executive Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	September 9, 2004
/s/ Preston M. Adcox PRESTON M. ADCOX	Director	September 9, 2004
/s/ Robert J. Boehlke ROBERT J. BOEHLKE	Director	September 9, 2004
/s/ Isabella C.M. Cunningham, Ph.D. ISABELLA C.M. CUNNINGHAM, PH.D.	Director	September 9, 2004
/s/ Kevin P. Hegarty KEVIN P. HEGARTY	Director	September 9, 2004
/s/ E. James Prendergast E. JAMES PRENDERGAST	Director	September 9, 2004
/s/ Susan Vladuchick Sam SUSAN VLADUCHICK SAM	Director	September 9, 2004
/s/ John C. Sargent JOHN C. SARGENT	Director	September 9, 2004
/s/ William T. Siegle WILLIAM T. SIEGLE	Director	September 9, 2004

Report of Independent Registered Public Accounting Firm

        To the Board of Directors and Stockholders of DuPont Photomasks, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 41 present fairly, in all material respects, the financial position of DuPont Photomasks, Inc. and its subsidiaries at June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 41 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Austin, Texas
September 3, 2004

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(Dollars in thousands, except share data)

	Year Ended June 30,
	2002	2003	2004
Revenue, net	$341,911	$323,118	$353,794
Cost of goods sold	271,968	293,303	304,654
Selling, general and administrative expense	41,151	43,880	49,836
Research and development expense	30,295	29,651	32,078
Special charges, net	7,393	26,135	3,808
Impairment of long-lived assets	—	43,243	30,447

Operating loss	(8,896)	(113,094)	(67,029)
Loss on warrants, net	(238)	—	—
Gain on sales of assets	10,350	—	—
Other income (expense), net	1,199	(872)	(1,945)

Income (loss) before income taxes and minority interest	2,415	(113,966)	(68,974)
Provision for (benefit from) income taxes	(8,564)	(2,243)	3,150

Income (loss) before minority interest	10,979	(111,723)	(72,124)
Minority interest in income of joint ventures	(6,949)	(1,787)	(825)

Net income (loss)	$4,030	$(113,510)	$(72,949)

Basic earnings (loss) per share:	$0.23	$(6.30)	$(4.01)

Weighted average shares outstanding	17,877,016	18,016,103	18,201,848

Diluted earnings (loss) per share:	$0.22	$(6.30)	$(4.01)

Weighted average shares outstanding	18,134,720	18,016,103	18,201,848

The accompanying notes are an integral part of these consolidated financial statements.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2003	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$250,355	$231,351
Accounts receivable, trade, net	54,312	75,094
Accounts receivable, related parties	996	1,984
Other receivables	—	21,192
Inventories	13,434	12,023
Deferred income taxes	4,454	416
Prepaid expenses and other current assets	12,705	14,216

Total current assets	336,256	356,276
Assets held for sale	5,087	8,926
Property and equipment, net	379,582	395,507
Accounts receivable, related parties	1,048	916
Deferred income taxes	1,603	887
Other assets, net	46,006	32,860

Total assets	$769,582	$795,372

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	45,935	$$45,540
Accounts payable, related parties	4,553	5,098
Income taxes payable	884	3,396
Other accrued liabilities	59,559	70,093
Short-term borrowings	11,903	22,347
Convertible notes	—	100,000

Total current liabilities	122,834	246,474
Long-term borrowings	1,973	59,302
Long-term convertible notes	225,000	125,000
Deferred income taxes	4,872	781
Other liabilities	10,522	9,764
Minority interest in net assets of joint ventures	45,436	58,863

Total liabilities	410,637	500,184

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding Common stock, $.01 par value; 100,000,000 shares authorized; 18,064,964 and 18,407,733 issued and outstanding, respectively	181	184
Additional paid-in capital	317,220	324,049
Retained earnings (Accumulated deficit)	41,544	(31,405)
Accumulated other comprehensive income	—	2,360

Total stockholders' equity	358,945	295,188

Total liabilities and stockholders' equity	$769,582	$795,372

The accompanying notes are an integral part of these consolidated financial statements.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended June 30,
	2002	2003	2004
Cash flows from operating activities:
Net income (loss)	$4,030	$(113,510)	$(72,949)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	92,166	99,996	94,119
Special charges, net	7,393	26,135	3,808
Impairment of long-lived assets	—	43,243	30,447
Gain on sale of assets	(10,350)	—	—
Tax benefit from employee stock options	357	—	—
Loss on warrants, net	238	—	—
Minority interest in income of joint ventures	6,949	1,787	825
Deferred income taxes	9,570	1,562	662
Other	(936)	(9,289)	477
Changes in assets and liabilities:
Accounts receivable, trade, net	(19,011)	1,303	(24,946)
Accounts receivable, related parties	(2,826)	3,018	(99)
Inventories	(106)	(1,800)	864
Prepaid expenses and other current assets	(29,208)	19,795	3,972
Accounts payable, trade	(2,939)	5,461	5,339
Accounts payable, related parties	(1,797)	(4,627)	2,773
Other liabilities	9,148	(17,278)	(24,234)

Net cash provided by operating activities	62,678	55,796	21,058

Cash flows from investing activities:
Purchases of property and equipment	(95,793)	(67,526)	(43,775)
Cash assumed in consolidation of BAC	—	—	5,821
Proceeds from sale of assets	29,578	1,975	2,000
Proceeds from sale of warrants and investments	1,611	105	—
Payments for acquisitions and investments	(10,476)	(1,983)	—

Net cash used in investing activities	(75,080)	(67,429)	(35,954)

Cash flows from financing activities:
Proceeds from borrowings, net	10,646	124,753	745
Payments on borrowings	(6,183)	(4,722)	(7,982)
Proceeds from issuance of common stock under employee plans	3,639	2,792	2,832
Decrease in minority interest in net assets of joint ventures	—	(100)	—

Net cash provided by (used in) financing activities	8,102	122,723	(4,405)

Effect of exchange rate changes on cash	4,628	347	297

Net increase (decrease) in cash and cash equivalents	328	111,437	(19,004)
Cash and cash equivalents at beginning of period	138,590	138,918	250,355

Cash and cash equivalents at end of period	$138,918	$250,355	$231,351

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$766	$595	$2,007

Taxes, net	$1,855	(21,527)	$1,579

The accompanying notes are an integral part of these consolidated financial statements.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-In Capital		Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2001	17,806,897	$178	$310,763	$151,024	$—	$461,965
Contribution of Capital	—	—	357	—	—	357
Issuance of common stock under employee plans	120,397	1	3,310	—	—	3,311
Net Income	—	—	—	4,030	—	4,030

Balance as of June 30, 2002	17,927,294	179	314,430	155,054	—	469,663
Issuance of common stock under employee plans	137,670	2	2,790	—	—	2,792
Net loss	—	—	—	(113,510)	—	(113,510)

Balance as of June 30, 2003	18,064,964	181	317,220	41,544	—	358,945
Issuance of common stock under employee plans	162,072	1	2,831	—	—	2,832
Issuance of common stock (Note 12)	180,697	2	3,998	—	—	4,000
Foreign currency translation adjustments	—	—	—	—	2,360	2,360
Net loss	—	—	—	(72,949)	—	(72,949)

Balance as of June 30, 2004	18,407,733	$184	$324,049	$(31,405)	$2,360	$295,188

The accompanying notes are an integral part of these consolidated financial statements.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

1.     Organization and Summary of Significant Accounting Policies

        Business:    DuPont Photomasks, Inc., or the Company, was incorporated in Texas on June 25, 1985, and was reincorporated in Delaware on December 31, 1995. We develop and produce photomasks, a key enabling technology used in the manufacture of semiconductor and other microelectronic devices. We also develop and market electronic design automation ("EDA") software.

        Principles of Consolidation:    The consolidated financial statements include the accounts of the Company and our controlled and wholly-owned subsidiaries, and variable interest entities of which we are the primary beneficiary. All significant intercompany transactions and accounts have been eliminated in consolidation. The minority interest impact is reflected in minority interest in income of joint ventures and is the partners' share of consolidated joint venture operations. We consolidate our Hsinchu, Taiwan and Shanghai, China operations as well as the financial results of the Maskhouse Building Administration GmbH & Co. KG ("BAC"). As of March 31, 2004, we began consolidating the financial results of the BAC, a joint venture equally owned by AMD, Infineon and DuPont Photomasks, Inc., in accordance with the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 46R ("FIN No. 46R"), Consolidation of Variable Interest Entities ("VIE"). See Note 5 to the consolidated financial statements for more information on FIN No. 46R and its impact on the Company's financial statements.

        In addition, we currently have three joint ventures that are not consolidated. They consist of the DPI Reticle Technology Center, L.L.C., ("RTC"), that is 25% owned, DuPont Dai Nippon Engineering that is 50% owned and the Advanced Mask Technology Center GmbH & Co. KG ("AMTC"), that is 33% owned; all are recorded using the equity method of accounting. Our investments in these joint ventures are recorded in other assets, net on the accompanying consolidated balance sheets.

        Revenue Recognition:    Product revenue is recognized when both title and risk of loss transfers to the customer, provided that no significant obligations remain. Revenue is recorded net of discounts and rebates which are recorded during the period they are earned by the customer. Provision is made for an estimate of product returns based on historical experience and is recorded as a reduction in revenue. Customarily, our shipping terms are FOB or FCA shipping point; however, our final terms depend upon the negotiations with our customers.

        Cash and Cash Equivalents:    Cash and cash equivalents include highly liquid investments with maturities of three months or less at the date of acquisition.

        Investments:    The Company's investments, other than those considered derivative instruments or equity method investments, are classified as available-for-sale securities and reported at fair value. The specific identification method is used to determine the cost of securities sold. Realized gains and losses on available for sale investments are included in other income (expense), net in the accompanying consolidated income statements when realized. During 2002, we exercised all of the remaining warrants of a strategic partner and sold the underlying securities resulting in a realized loss using the specific identification costing method of $238 in the accompanying consolidated income statement. As of June 30, 2004, the Company had no investments other than those considered derivative instruments or equity method investments.

        Derivative Instruments and Hedging Activities:    Derivative financial instruments are used to mitigate the risks associated with currency fluctuations on certain international revenue and balance sheet exposures, and are, therefore, held primarily for purposes other than trading. These instruments may involve elements of credit and market risk in excess of the amounts recognized in the consolidated financial statements. We monitor our positions and the credit quality of counterparties, consisting primarily of major financial institutions, and do not anticipate nonperformance by any counterparty, although nonperformance could occur. The derivatives we held as of June 30, 2004 do not qualify for hedge accounting treatment and all of the changes in fair value are included in other income (expense), net in the period in which they occur.

        Accounts Receivable, Trade, net:    We provide an allowance for doubtful accounts based upon an estimate of uncollectible accounts. Accounts receivable, trade are net of allowances for doubtful accounts of $1,012 and $950 as of June 30, 2003 and 2004, respectively. We recorded bad debt expense (recovery) of $(255), $245 and $10 in selling, general and administrative expense for fiscal 2002, 2003 and 2004, respectively.

        Inventories:    Inventories, which are substantially all raw materials, are stated at the lower of cost or market. Cost is determined using standard costs, which approximate the first in, first out, or FIFO, method. Cost includes the acquisition cost of purchased components, parts and subassemblies, labor and overhead. Market with respect to raw materials, is replacement cost and, with respect to work-in-process and finished goods, is net realizable value.

        Property and Equipment, net:    Property and equipment are stated at cost. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years for equipment and 10 to 20 years for buildings. Leasehold improvements recorded as property are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the estimated remaining terms of the leases. The gross value of property and equipment and related accumulated depreciation are eliminated at the date of disposal, and the resulting gain or loss is included in income. Assets held for sale relate primarily to our Gresham, Oregon and Danbury, Connecticut facilities. We are actively marketing these assets and will sell the assets after appropriate evaluation of all proposals. Maintenance and repairs are charged to operations; replacements and betterments are capitalized.

        Goodwill and Other Intangible Assets, net:    Intangible assets, net are included in other assets, net and aggregate $15,099 and $9,365 as of June 30, 2003 and 2004, respectively. They are amortized using the straight-line method over their estimated useful lives ranging from two to eight years. Accumulated amortization was $30,054 and $35,788 as of June 30, 2003 and 2004, respectively. Goodwill aggregated $1,993 as of June 30, 2003 and 2004, respectively. Goodwill is not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets.

        Accounts Payable, Trade:    Included in accounts payable, trade as of June 30, 2003 and 2004, are bank overdrafts of $3,111 and $1,314, respectively, due to outstanding checks not yet presented to the banks for payment. The remaining balance represents trade liabilities with due dates of less than one year.

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

        Warranties:    Provision is made for an estimate of product warranty claims based on historical experience. Product warranty claims were not significant during 2002, 2003 and 2004.

        Fair Value of Financial Instruments:    The carrying amounts reflected in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, other receivables, prepaid expenses and other current assets, accounts payable, short-term borrowings and other liabilities approximate fair value due to the short-term nature of the instruments. As of June 30, 2004, we estimated the fair value of our convertible notes to be $226,563 based on third-party broker quotes.

        Selling, General and Administrative Expense:    Included in selling, general and administrative expense are shipping and handling costs of $4,863, $4,357 and $4,589, for 2002, 2003 and 2004, respectively.

        Research and Development Expense:    Research and development costs are expensed as incurred. Research and development costs consist primarily of employee costs, cost of consumed materials, depreciation, engineering related costs and for services rendered by the RTC and AMTC joint ventures. Software development costs are expensed as incurred until technological feasibility of the product has been established. Software development costs incurred after technological feasibility has been established are capitalized up to the time the product is available for general release to customers. As of June 30, 2004 and 2003, there were no capitalized software development costs as, historically, the release of our EDA software products has been concurrent with their achievement of technological feasibility. In addition, there was no significant software revenue during the three years ended June 30, 2004.

        Foreign Currencies:    Our international subsidiaries have the U.S. dollar as their functional currency. Local currency transactions of our international subsidiaries are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets. Gains and losses from remeasurement of monetary assets and liabilities are included in other income (expense), net and were $244, $1,131 and $952 for 2002, 2003 and 2004, respectively. The functional currency of the BAC is the Euro. As a result, it translates its assets and liabilities at current rates of exchange in effect at the balance sheet date. Revenue and expenses from the BAC are translated using the monthly average exchange rates in effect for the period in which the items occur. The resulting gains and losses from translation are included as a component of stockholders' equity.

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

        Comprehensive Income:    We had no items of comprehensive income other than net income and net loss for the years ended June 30, 2002 and 2003, respectively. Our comprehensive income for the year ended June 30, 2004 is comprised of net loss and foreign currency translation adjustments.

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

        Impairment of Long-Lived Assets:    In accordance with FASB Statement No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying value of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of the carrying value or fair value less costs to sell, and are no longer depreciated. See Note 16 to the consolidated financial statements for further discussion of the impairment charges of $43,243 and $30,447 recorded during 2003 and 2004, respectively.

        Reclassifications:    Certain prior year balances have been reclassified to conform to current year presentation.

        Employee Plans:    We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for our stock performance plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. We also have an Employee Stock Purchase Plan. FASB Statement No. 123, Accounting for Stock Based Compensation, established accounting and disclosure requirement alternatives which involve using a different accounting method for expensing the calculated value of option awards. As allowed by FASB Statement No. 123, we have elected to continue to apply the intrinsic-value-based method of accounting described above, and have adopted only the disclosure requirements of FASB Statement No. 123. We use the Black-Scholes model to calculate pro forma expense for disclosure purposes. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates which are based upon historical volatility rates. Because our employee stock options and Employee Stock Purchase Plan shares have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options and Employee Stock Purchase Plan shares.

        The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to our stock-based employee compensation plans in each period.

	For the year ended June 30,
	2002	2003	2004
Net income (loss):
As reported	$4,030	$(113,510)	$(72,949)
Deduct total stock-based employee compensation expense determined under the Black-Scholes valuation method for all awards, net of tax	(15,905)	(15,953)	(14,646)

Pro forma net loss	$(11,875)	$(129,463)	$(87,595)
Basic earnings (loss) per share:
As reported	$0.23	$(6.30)	$(4.01)

Pro forma	$(0.66)	$(7.19)	$(4.81)

Diluted earnings (loss) per share:
As reported	$0.22	$(6.30)	$(4.01)

Pro forma	$(0.66)	$(7.19)	$(4.81)

        Stock options to acquire 2,128,690; 4,295,634; and 4,779,885 shares for 2002, 2003, and 2004, respectively, were not included in potentially diluted shares because the effect of including these stock options would have been anti-dilutive. For the years ended June 30, 2002, 2003 and 2004, respectively, the effect of the convertible notes were not included in the computations of diluted EPS because the effect of including the convertible notes would have been anti-dilutive. These options and the convertible notes may become dilutive in the future.

2.     Derivative Instruments and Hedging Activities

        Forward foreign exchange contracts are utilized to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures, and are, therefore, held primarily for purposes other than trading. These foreign exchange contracts do not qualify for hedge accounting under FASB Statement No. 133, as amended. Unrealized gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts designated to offset certain non-U.S. dollar denominated assets and liabilities are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change. These gains and losses offset the foreign currency exchange gains and losses on the underlying exposures being hedged. The net unrealized loss related to our forward exchange contracts outstanding as of June 30, 2004 was not significant.

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

        Essentially all of our sales are to customers in the semiconductor manufacturing industry. We assess the financial strength of our customers before extending credit to reduce the risk of loss. Two of our customers represented 10% or more of revenue in 2002. In 2003 and 2004, we had a customer that represented 10% or more of revenue. One customer represented 10% or more of accounts receivable, trade as of June 30, 2003 and 2004, respectively.

4.     Acquisitions

        In March 2002 we acquired the assets and hired the employees of BindKey Technologies, Inc ("BindKey"), a privately held EDA software company. The acquisition was accounted for under the purchase method of accounting. The results of operations of the business have been included in our consolidated financial statements since the date of acquisition. On a pro forma basis, as if the assets had been acquired at the beginning of 2002, revenue, net income and earnings per share would not differ materially from the amounts reported in the consolidated financial statements for 2002.

5.     Transactions with Consolidated Variable Interest Entity

        In December 2003, the FASB issued FIN No. 46R, a revision to FIN No. 46. FIN No. 46R clarifies some of the provisions of FIN No. 46 and exempts certain entities from its requirements. FIN No. 46R requires that if a company is the primary beneficiary of a VIE, the assets, liabilities and results of the VIE's operations should be consolidated in the company's financial statements. Based on the guidance in FIN No. 46R, we concluded that we are the primary beneficiary of the BAC, a state-of-the-art photomask research and manufacturing facility in Dresden, Germany. Accordingly, we began consolidating the financial results of the BAC as of March 31, 2004.

        The consolidation of the BAC had no impact to our 2004 net loss as we would have otherwise continued to record our equity interest in the BAC under the equity method. However, the consolidation of the BAC did increase our consolidated assets, as well as liabilities and stockholders' equity, as of March 31, 2004 by approximately $89,000. AMD and Infineon's equity ownership in the net assets of the BAC as of March 31, 2004 was approximately $13,000 and was recorded as minority interest in net assets of joint ventures on our consolidated balance sheet. Prior to consolidation of the BAC, we recorded our rent payments to the BAC in our cash flows from operating activities. The consolidation has not altered the operational agreements, guarantees and other commitments between the BAC, its partners and lenders.

        We lease approximately 50% of the facility from the BAC for advanced photomask manufacturing and the remainder is leased by the AMTC. Both operating leases are for 10-year terms and commenced July 2003. Future minimum lease payments to be received by the BAC during the remaining term of the non-cancelable lease with the AMTC are estimated to be approximately $60,000. The BAC's lease income from its lease with the AMTC and the associated operating expenses are recorded net in other income (expense), net on our accompanying consolidated income statement. Lease income of the BAC was approximately $2,200 and the associated operating expenses were approximately $1,600 during the three months ended June 30, 2004.

        As of June 30, 2004, the carrying value of the BAC property and equipment was approximately $70,000 and is included in property and equipment, net, in our accompanying consolidated balance sheet. In addition, a portion of the BAC's facility is subsidized by the German government. As of June 30, 2004, amounts receivable by the BAC in relation to these investment subsidies were approximately $17,000. These subsidies are included in other receivables with an offsetting reduction to property and equipment, net on the accompanying consolidated balance sheet.

6.     Sale of Assets

        In March 2002, we sold all of our photoblank manufacturing assets located in Poughkeepsie, New York, to Schott Lithotec AG ("Schott"). We also entered into a supply agreement with Schott for a significant portion of our future purchases of photoblanks, as needed. The total proceeds were $31,578, of which $26,478 were allocated to the assets sold and $5,100 to the supply agreement based on the projected cash flows that will be generated by the supply agreement, discounted to present value. This transaction resulted in a pre-tax gain of $10,350 which is included in gain on sale of assets in the accompanying consolidated income statement for 2002. The value of the supply agreement will be amortized ratably as a reduction of cost of goods sold over the term of the agreement. In April 2004, the asset purchase agreement associated with the 2002 sale was amended which will allow us to be paid additional amounts contingent upon the occurrence of certain future performance and specified purchase level based events. We do not expect any contingent amounts that may be received under this amended agreement would be material to our consolidated financial condition, results of operations or cash flows.

7.     Related Party Transactions

        Prior to June 13, 1996 we were owned by E. I. du Pont de Nemours and Company. Coincident to our initial public offering in calendar 1996, E. I. du Pont de Nemours and Company agreed to make available for our use certain information systems, provide human resource services including payroll, provide sourcing services and provide tax services. These agreements provide us with infrastructure support until we determine such support is no longer necessary. Additionally, we have entered into research, development and consulting agreements with E. I. du Pont de Nemours and Company, which call for E. I. du Pont de Nemours and Company to provide certain materials and services primarily relating to the development of materials required for advanced photomasks. Payment terms generally provide for current payment upon delivery of the materials or services. We believe that amounts charged to us for these functions and services provided by E. I. du Pont de Nemours and Company have been at fair value and are principally included in general and administrative expense and research and development expense. Charges for services under these agreements were $1,625, $1,460 and $783 for 2002, 2003 and 2004, respectively. Additionally, a portion of our sales in China were transacted through a E. I. du Pont de Nemours and Company subsidiary in order to facilitate the collection of receivables. Revenue invoiced through E. I. du Pont de Nemours and Company for collection purposes was $1,912 in 2002.

        Accounts receivable, related parties includes receivables from our employees of $1,105 (current $57, non-current $1,048) and $1,021 (current $105, non-current $916) as of June 30, 2003 and 2004, respectively, which relate principally to housing and automobile loans to non-North America employees. The remainder represents receivables for services performed and goods sold to or invoiced through various E. I. du Pont de Nemours and Company entities and other related parties, primarily the AMTC. Sales to related parties was $873 for 2002. During 2004, we recorded a benefit of approximately $2,200 related to information technology services rendered to the ATMC. Research and development costs for services rendered by the AMTC joint venture were $1,942 and $9,643 during 2003 and 2004, respectively. See Note 5 to the consolidated financial statements for further relationships with the AMTC.

        Accounts payable, related parties represents payables to E. I. du Pont de Nemours and Company for benefits and taxes paid on our behalf by E. I. du Pont de Nemours and Company, amounts payable under the transitional agreements with E. I. du Pont de Nemours and Company and amounts payable to the AMTC.

8.     Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets consist of the following:

	June 30,
	2003	2004
Taxes Receivable	$5,740	$6,695
Prepaid expenses and deposits	2,688	3,486
Other	4,277	4,035

Prepaid expenses and other current assets	$12,705	$14,216

9.     Property and Equipment, net and Assets Held for Sale

        Property and Equipment, net consist of the following:

	June 30,
	2003	2004
Construction-in-progress	$57,570	$62,784
Land	5,835	9,161
Buildings	135,859	182,278
Equipment	623,728	634,662

	822,992	888,885
Less: accumulated depreciation and amortization	(443,410)	(493,378)

Property and equipment, net	$379,582	$395,507

        Construction-in-progress is comprised of equipment in the installation process and current development of information technology infrastructure. Equipment subject to capital leases of $541 as of June 30, 2003 are included in construction-in-progress. Buildings subject to capital leases of $3,503 and $447 as of June 30, 2003 and 2004, respectively, are included in buildings. Equipment subject to capital leases of $1,697 and $901 are included in equipment as of June 30, 2003 and 2004, respectively. Accumulated amortization on capital leases was $3,730 and $1,348 as of June 30, 2003 and 2004, respectively.

        Assets held for sale consist of buildings of $4,840 and $7,557, land of $0 and $1,093 and equipment of $247 and $276 as of June 30, 2003 and 2004, respectively.

10.   Other Accrued Liabilities

        Other accrued liabilities consist of the following:

	June 30,
	2003	2004
Customer Prepayments	$9,806	$4,195
Accrued compensation and benefits	13,693	13,925
Accrued special charges	14,660	2,603
Accrued equipment purchases	11,992	35,710
Other Other accrued liabilities	$9,408	$13,660

	$59,559	$70,093

11.   Long-Term Convertible Notes, Borrowings and Lease Obligations

        In July 2000, we issued and sold $100,000 aggregate principal amount of zero interest convertible subordinated notes. The notes were sold at face value less an underwriting discount of two percent and we received net proceeds of $97,600. The notes were due and paid in July 2004 from our existing cash balances. Debt issue costs of $2,400 related to these notes are included in non-current other assets on the accompanying consolidated balance sheets and were amortized using the straight-line method, which approximates the interest method, to interest expense over the scheduled maturity period.

        On May 5, 2003, we issued and sold $125,000 aggregate principal amount of convertible subordinated notes in a private placement. The notes were sold at face value less an underwriting discount of 2.625 percent and we received net proceeds of $121,219. The notes are due May 15, 2008, accrue interest at an annual rate of 1.25 percent and are convertible at any time into shares of our common stock at a conversion price of $25.595 per share. Interest on the notes is payable semi-annually on May 15 and November 15 of each year beginning November 15, 2003. We have reserved 4,883,762 shares of our common stock for conversion of the convertible subordinated notes. If a change of control occurs, each holder of notes will have the right to require us to redeem, in cash, any or all of such holder's notes at a price equal to 100% of the principal amount to be redeemed. A change of control is any transaction in which a person or group becomes the beneficial owner of 50% or more of our common stock or has the power to elect a majority of our board of directors, any consolidation, merger or similar transaction in which our shareholders immediately prior to the transaction hold less than a majority of the outstanding voting stock of the surviving corporation and the consideration in the merger or consolidation is not common stock listed on a national securities exchange or approved for quotation on the Nasdaq National Market, or the holders of our capital stock approve any plan or proposal for our liquidation or dissolution. A change of control will not be deemed to have occurred if the last sale price of our common stock for any five trading days during the ten trading days immediately preceding the change of control is at least equal to 105% of the conversion price of the notes. If a change of control were to occur, we cannot assure you that we will have sufficient funds to pay the redemption price for all the notes tendered by the holders. In that case, our failure to redeem tendered notes would constitute an event of default under the indenture for the notes, and may constitute a default under the terms of other indebtedness that we may enter into from time to time. Debt issue costs of $3,781 related to these notes are included in non-current other assets on the accompanying consolidated balance sheet and are amortized using the straight-line method, which approximates the interest method, to interest expense over the scheduled maturity period. In connection with the issuance of the notes, we entered into a Registration Rights Agreement and filed a shelf registration statement covering resales of the notes and the common stock issuable upon conversion of the notes. If we fail to comply with certain of our obligations under the Registration Rights Agreement, additional interest will accrue on the affected notes at an annual rate of 0.5 percent.

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

        The BAC executed a term loan agreement for its research and manufacturing facility in December 2002. The BAC term loan had $72,353 (59,400 Euro) outstanding as of June 30, 2004. Of this amount, $15,199 (12,500 Euro) is due within one year and is included in short-term borrowings on our accompanying consolidated balance sheet as of June 30, 2004. The BAC term loan matures in June 2012 and principal and interest payments are due quarterly. The interest rate on the BAC term loan is EURIBOR plus 1.5%. The BAC term loan is secured by the property, other financial assets of the BAC, the assignment of rights from BAC insurance contracts, the tenant rent payment guarantees and German government guarantees. Prior to the initial occupancy of the building and initiation of the lease rental payments, we had guaranteed one-third of the BAC's indebtedness. Effective July 2003, we were released from the guarantee except if the lenders become liable to return monies received in payment of the indebtedness as a result of any bankruptcy, composition or similar proceedings affecting the BAC.

        Convertible notes and borrowings consist of the following:

	June 30,
	2003	2004
Convertible notes: up to 1.25% due through fiscal 2008	$225,000	$225,000
Bank borrowings: 2.4% due through 2005	10,408	7,147
Other borrowings: 2.5% due through fiscal 2007	—	2,106
Government borrowings: 0.0% government borrowings	790	43
Capital lease obligations: 6.6% to 7.9%	2,678	—
BAC borrowings	—	72,353

	238,876	306,649
Less: Convertible notes	—	(100,000)
Less: short-term borrowings	(11,903)	(7,148)
Less: short-term BAC borrowings	—	(15,199)

Long-term convertible notes and borrowings	$226,973	$184,302

        Interest expense of $1,416, $1,641, and $4,343 for 2002, 2003 and 2004, respectively, was recorded in other income (expense), net, in the accompanying consolidated income statements. The weighted average interest rate of a line of credit classified as bank borrowings was 2.4% and 1.6% as of June 30, 2003 and 2004, respectively.

        As of June 30, 2004, future principal payments of convertible notes and borrowings for years ending June 30 are as follows:

2005	$122,347
2006	9,086
2007	11,149
2008	134,043
2009	9,043
Thereafter	20,981

Outstanding convertible notes and borrowings	$306,649

        As of June 30, 2004, minimum operating lease payments for non-cancelable lease obligations for each of the following fiscal years ending June 30, are as follows:

2005	$3,495
2006	2,307
2007	1,936
2008	1,823
2009	1,055
Thereafter	6,818

Minimum lease payments	$17,434

        Operating lease expense included in the consolidated income statements was $3,041, $3,931, and $10,251 for 2002, 2003 and 2004, respectively.

12.   Equity Transactions

        In March 2004, we issued 180,697 shares of our common stock to Infineon. These shares were issued pursuant to an equipment purchase and supply agreement entered into with Infineon in May 2002 in order to settle $4,000 of a $10,000 payment due Infineon in May 2004. See note 20 to the consolidated financial statements for further discussion regarding the equipment purchase and supply agreement with Infineon.

        In 2003 and 2004, our DuPont Photomasks Taiwan, Limited subsidiary, or DPI Taiwan, paid stock dividends to its stockholders and stock bonuses to certain employees. The stock dividends resulted in no dilution of our ownership in DPI Taiwan.

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

        The rights become exercisable upon the earlier of: (i) ten days following a public announcement that a person or group other than E. I. du Pont de Nemours and Company acquires 15% or more of our outstanding shares of common stock (33% for E. I. du Pont de Nemours and Company on an as converted basis assuming full conversion of all securities convertible in shares of common stock), (ii) ten business days following the commencement of, or announcement of an intention to make, a tender offer or exchange offer which would result in the beneficial ownership by a person or group other than E. I. du Pont de Nemours and Company of 15% or more of our outstanding shares of common stock, or (iii) a change in control of E. I. du Pont de Nemours and Company and E. I. du Pont de Nemours and Company then beneficially owns or tenders for 15% or more of our outstanding shares of common stock.

        The rights expire on January 30, 2011 and may be redeemed by us for $0.01 per right at any time before the rights become exercisable.

        In connection with the issuance of our notes in May 2003, we amended our Rights Agreement to provide that the issuance of the notes to the initial purchasers would not cause the initial purchasers to be Acquiring Persons (as defined in the Rights Agreement) and therefore no Distribution Date (as defined in the Rights Agreement) would occur as a result of the issuance of the notes to the initial purchasers. See note 11 to the consolidated financial statements for further discussion of the issuance of the May 2003 convertible notes.

14.   Employee Plans

Stock Performance Plans

        We have several stock performance plans whereby options to purchase shares of common stock or shares of restricted stock have been or can be granted to directors, officers, employees and consultants. Generally, option exercise prices are equal to the fair market value at the date of grant. Restricted stock grants do not require the payment of any cash consideration by the recipient. Matters such as vesting periods and expirations are determined on a plan-by-plan or grant-by-grant basis; vesting generally occurs over three to five years and stock options generally have a ten year life. As of June 30, 2002, 2003 and 2004, there were 3,530,133, 3,021,107, and 2,503,187 shares, respectively, reserved for future grant or issuance under our stock plans. A summary of stock option activity for the years ended June 30, is as follows:

	2002		2003		2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at beginning of year	2,838,462	$45.19	3,782,435	$44.07	4,295,634	$40.69
Options granted	1,114,808	$40.24	751,867	$24.40	1,048,747	$21.29
Options forfeited	(126,542)	$43.21	(221,003)	$44.63	(530,827)	$44.82
Options exercised	(44,293)	$21.74	(17,665)	$20.95	(33,669)	$17.23

Balance at end of year	3,782,435	$44.07	4,295,634	$40.69	4,779,885	$36.14

Exercisable at end of year	1,219,199	$41.17	1,881,132	$41.60	2,576,007	$42.10

        Additional information related to stock options as of June 30, 2004 is as follows:

	Options Outstanding
				Options Exercisable
			Weighted Average Remaining Life (Years)
Exercise Price Range	Number of Shares	Weighted Average Exercise Price		Number of Shares	Weighted Average Exercise Price
$17.00 -$25.00	2,221,032	$22.25	7.4	709,009	$22.37
$25.01 -$40.00	862,474	$37.73	7.0	418,694	$37.76
$40.01 -$55.00	1,072,330	$49.03	5.6	975,849	$48.99
$55.01 -$70.00	604,049	$60.82	6.1	456,880	$60.85
$70.01 -$86.40	20,000	$74.61	6.5	15,575	$74.46

	4,779,885	$36.14	6.8	2,576,007	$42.10

Stock Purchase Plan

        We have an Employee Stock Purchase Plan to allow our employees to participate in our future. The Employee Stock Purchase Plan is a payroll deduction plan which permits employees who are employed on the purchase date to purchase shares, on an after-tax basis, of our common stock at 15% below market prices at the end of each purchase period. Our plan currently has a two-year offering period with four interim purchase periods of six months. The plan has a look-back feature as well as a reset feature.

Fair Value Disclosures

        The fair value of financial instruments, including options and stock purchase rights, can be estimated using option-pricing models, for example, the Black-Scholes or a binomial model, which may result in differing fair values. The Black-Scholes option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates which are based upon historical volatility rates. Because our employee stock options and Employee Stock Purchase Plan shares have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options and Employee Stock Purchase Plan shares. The weighted average fair value of stock options utilizing the Black-Scholes model at the date of grant was $24.35, $14.50 and $12.43 per option for options granted in 2002, 2003 and 2004, respectively. Additionally, the weighted average fair value of the purchase rights under the Employee Stock Purchase Plan at the date of grant for 2002, 2003, and 2004 was $11.38, $10.18 and $8.01 per right, respectively. The weighted average fair value of options and purchase rights under the Employee Stock Purchase Plan was determined based on the Black Scholes pricing model, utilizing the following assumptions:

	2002	2003	2004
Expected Term:
Stock option	5 years	5 years	5 years
Employee Stock Purchase Plan	6 months	6 months	6 Months
Expected dividend yield	0%	0%	0%
Volatility	68%	68%	68%
Risk free interest rate:
Stock option	4.3%	2.9%	2.9%
Employee Stock Purchase Plan	2.7%	1.3%	1.0%

Retirement Plan

        We have a 401(k) retirement plan ("401(k) Plan") for all of our eligible North America employees, as defined in the 401(k) Plan document. The 401(k) Plan qualifies under Section 401(k) of the Internal Revenue Code as a salary reduction plan. Employees may elect to contribute a certain percentage of their salary on a pre-tax and post-tax basis. Employees are immediately fully vested in both their contributions and in employer contributions, as defined in the 401(k) Plan document. The 401(k) Plan is a defined contribution plan with employer matching dollar for dollar on the first three percent of salary contributions and fifty cents for each dollar of salary contributions on the next two percent. Company matching contributions to the 401(k) Plan totaled $2,003, $1,775 and $1,700 for 2002, 2003 and 2004, respectively.

Deferred Compensation Plan

        In April 2002, we implemented a Deferred Compensation Plan. This plan is intended to be an unfunded and nonqualified deferred compensation arrangement that will provide deferred compensation benefits to a select group of management or highly compensated employees and our Board of Directors. Enrollment in the plan is voluntary. There is no company matching contribution. The plan coordinates with our 401(k) plan to insure the maximum benefit elected is achieved. If an event triggering the payment of the participant's accrued benefit including the participant's disability, death, termination of employment, resignation from the Board of Directors, or a change of control occurs, then the participant's accrued benefit shall be paid either in a cash lump sum on their benefits starting date, or if the accrued benefit is $50 or greater, in equal installments over a five year period. At our discretion, the form of payment will be determined by one of our authorized officers (except that such authorized officer shall not have the authority to make a decision regarding their own form of payment). As of June 30, 2004, there was approximately $414 invested in the deferred compensation plan.

15.   Special Charges

        We continuously evaluate the overall business climate in general and our industry in particular. During the three years ended June 30, 2004, we concluded that we had excess capacity that was unwarranted. Given the change in the business climate each period, we identified certain manufacturing operations to be consolidated and certain equipment to be sold or abandoned. For those assets to be sold, we evaluated the expected proceeds from anticipated asset sales against our carrying values. Assets which we abandoned were written down to estimated salvage value.

2002 Plan

        In 2002, we recorded special charges totaling $7,393 related to cost reduction programs and acquired In-process Research and Development ("IPR&D"). These initiatives were completed in 2002 and the related liabilities were settled in 2003. The special charges related to employee severance were the result of eliminating approximately 70 employment positions in North America and Europe. The employee severances were primarily manufacturing positions and also included administrative personnel. The special charges related to asset disposals and related costs resulted primarily from decommissioning trailing-edge production equipment. In connection with the acquisition of the assets of BindKey in March 2002, approximately $300 of the purchase price was allocated to IPR&D. The amount attributed to IPR&D was expensed at the date of acquisition as the projects had not reached technological feasibility nor had any alternative future use. The charges have been recorded as special charges, net on the accompanying consolidated income statement.

2003 Plans

        In 2003, we recorded special charges totaling $26,135 related to employee severance, asset disposals and related costs, and lease termination costs. The special charges were recorded in relation to North America, Europe and Asia in the amount of $7,191, $18,645 and $299, respectively. These special charges were the result of programs that were implemented to reduce costs and resulted in the elimination of approximately 220 employment positions. The integration and consolidation initiatives in North America and Asia were completed during 2003 and the related liabilities were settled as of September 30, 2003. The consolidation initiatives associated with the Europe cost reduction program implemented during 2003 were completed during 2004. We expect to extinguish the related remaining liabilities for Europe of approximately $900 during 2005. During 2004 we recorded additional special charges, a benefit, and adjustments to the liabilities associated with the Europe initiatives adopted during 2003. We recorded special charges of $842 which were not previously estimable and related to employee severance for our former employees at our Rousset facility; recorded special charges of $707 primarily related to asset disposals at our Rousset and Hamburg facilities; reduced accrued liabilities for asset disposal related and lease termination costs by $367 as a result of our renegotiation of our lease termination agreement for our Hamburg facility; reduced accrued liabilities for asset disposal related costs by $624 related to the revision of previously recorded estimates for the closure of our Hamburg and Rousset facilities; and recorded a $553 benefit as a result of terminating a capital lease liability for our Hamburg facility. The charges, adjustments to the liability, and benefit have been recorded as special charges, net on the accompanying consolidated income statement.

2004 Plans

        In 2004, as part of our efforts to reduce costs, we signed a multi-year pellicle supply agreement with Micro Lithography, Inc. ("MLI"), while concurrently deciding to close our pellicle production facility in Danbury. The closure of the facility was completed as of September 30, 2003. We substantially completed the closure initiatives in Danbury and substantially settled the related liabilities during 2004. During 2004, we recorded special charges of $3,054 for employee severance and asset disposal costs and received proceeds of $1,275 from the sale of certain pellicle technology and equipment.

        Also in 2004, we recorded special charges of $1,019 and $1,057 related to employee severance for North America and Europe, respectively. These special charges were the result of strategic business planning and programs that were implemented to reduce costs. The initiatives in North America were completed during 2004 and we expect to settle the related remaining liabilities of approximately $500 during the three months ended September 30, 2004. We expect to extinguish the Europe liabilities of approximately $1,100 during the six months ending December 31, 2004; however, we expect to record and pay additional special charges during the six months ending December 31, 2004 of approximately $250 in association with the Europe initiative.

        The 2004 charges, net of any sale proceeds, have been recorded as special charges, net on the accompanying consolidated income statement.

        A summary of the related accrued liabilities associated with the plans is shown below:

	Employee Severance	Asset Disposals and Related Costs	Lease Termination and Other Costs	Total
Charges during 2002	$1,981	$5,112	$300	$7,393
Utilized in 2002	(1,866)	(5,043)	(300)	(7,209)

Remaining liability as of June 30, 2002	115	69	—	184
Charges during 2003	13,272	10,625	2,238	26,135
Utilized in 2003	(1,983)	(9,387)	(289)	(11,659)

Remaining liability as of June 30, 2003	$11,404	$1,307	$1,949	$14,660
Charges during 2004	5,349	1,495	—	6,844
Adjustments to the liabilities during 2004	(151)	(753)	(238)	(1,142)
Utilized in 2004	(14,150)	(1,898)	(1,711)	(17,759)

Remaining liabilities as of June 30, 2004	$2,452	$151	$—	$2,603

16.   Impairment of Long-Lived Assets

        In 2003, we recorded a charge of $43,243 for reductions in the carrying value of certain long-lived assets held and used in operations. As the result of revised market assumptions reflecting the sustained industry downturn, the continued under-utilization of production equipment and in accordance with FASB Statement No. 144, we performed a review and evaluation of the carrying value of long-lived assets and determined that the carrying value of certain production facilities and equipment in North America and Asia exceeded the current fair value. This review and evaluation was performed with the assistance of independent valuation specialists.

        In 2004, we recorded a charge of $30,447 for reductions in the carrying value of certain long-lived assets held and used in operations. As the result of market assumptions reflecting the under-utilization of production equipment and in accordance with FASB Statement No. 144, we performed a review and evaluation of the carrying value of long-lived assets and determined that the carrying value of certain production facilities and equipment in Europe exceeded the current fair value. These market assumptions were developed as part of our strategic business planning process at which time new consideration was given to the sustained downturn in our Europe operations which are beyond our original projections. This review and evaluation was performed with the assistance of independent valuation specialists.

        Asset impairment tests were performed at the facility site location level, which is the lowest level for which separately identifiable cash flows exist. The fair value of assets that were subject to impairment were determined using the cost, market and income approaches.

17.   Earnings (Loss) Per Share

        Basic earnings (loss) per share, or basic EPS, is computed by dividing net income (loss) by the weighted number of common shares outstanding during each period. Diluted earnings (loss) per share, or diluted EPS, is computed by dividing net income (loss) after adjustments for the dilutive effect of our convertible notes (if dilutive), by the weighted average number of common shares and potentially dilutive shares outstanding (if dilutive) during each period. Potentially dilutive shares include stock options and assumed conversion of the convertible notes. The number of potentially dilutive shares outstanding relating to stock options is computed using the treasury stock method and the number of potentially dilutive shares outstanding relating to the convertible notes is computed using the if converted method.

        The reconciliation of the numerators and denominators used to calculate the basic EPS and diluted EPS are as follows:

	Year ended June, 30
	2002	2003	2004
Net income (loss) for the period—basic	$4,030	$(113,510)	$(72,949)
Plus: Dilutive effect of convertible notes	—	—	—

Net income (loss) for the period—diluted	$4,030	$(113,510)	$(72,949)

Weighted average shares outstanding—basic	17,877,016	18,016,103	18,201,848
Plus: Potentially dilutive shares	257,704	—	—

Weighted average shares outstanding—dilutive	18,134,720	18,016,103	18,201,848

Basic earnings (loss) per share	$0.23	$(6.30)	$(4.01)

Diluted earnings (loss) per share	$0.22	$(6.30)	$(4.01)

18.   Provision for (Benefit from) Income Taxes

        The provision for (benefit from) income taxes consists of the following:

	Year ended June 30,
	2002	2003	2004
Current:
Federal	$(23,336)	$—	$—
State	104	283	153
Non-U.S.	5,098	(4,085)	2,334
Deferred
Federal	14,103	665	—
State	(1,132)	(2,888)	—
Non-U.S.	(3,401)	3,782	663

Provision for (benefit from) income taxes	$(8,564)	$(2,243)	$3,150

	Year ended June 30,
	2002	2003	2004
Tax at 35% statutory federal tax rate	$845	$(39,888)	$(24,141)
Difference in tax rate for non-U.S. operations	(3,068)	(857)	(3,893)
Foreign tax exemptions	(5,083)	203	(6,095)
Residual U.S. tax on repatriated earnings	—	—	25,949
Utilization of net operating loss carryforward (decrease against valuation allowance)	—	—	(25,949)
Tax credits	—	(2,467)	(549)
Change in valuation allowances	499	45,198	38,988
State taxes benefit, net of federal	(668)	(1,693)	99
Other	(1,089)	(2,739)	(1,259)

Provision for (benefit from) income taxes	$(8,564)	$(2,243)	$3,150

        The provision for (benefit from) income taxes differs from the amount computed by applying the federal statutory rate to income (loss) before income taxes and cumulative effect of change in accounting principle as a result of the following:

        Deferred tax assets (liabilities) consist of the following:

	Year ended June 30,
	2003	2004
Deferred tax assets
Basis difference in property and equipment, inventory and accounts receivable	$1,613	$1,675
Loss carryovers	48,030	51,661
Accrued liabilities	3,730	3,027
Intangible assets	4,688	6,433
Accrued special charges	21,187	19,250
Tax credits and other	7,648	6,392

Deferred tax assets	86,896	88,438

Deferred tax liabilities
Basis difference in property and equipment, inventory and accounts receivable	(31,500)	(22,650)
Other	(3,096)	(1,112)

Deferred tax liabilities	(34,596)	(23,762)

Valuation allowances	(51,115)	(64,154)

Net deferred tax asset	$1,185	$522

        A substantial portion of our Asian manufacturing operations in Korea, China, Taiwan, and Singapore operate at a reduced tax rate or free of tax under various tax holidays which expire in whole or in part during 2005 through 2010.

        Income (loss) before income taxes included $13,441, $(44,358), and $(40,454) related to foreign operations for 2002, 2003 and 2004, respectively.

        In 2003, we began recording valuation allowances against our net deferred tax assets in U.S. and we recorded valuation allowances against our net deferred tax assets in Europe (primarily related to net operating loss carryforwards). The restructuring in Germany also resulted in a charge for a valuation allowance of $1,812 during 2003. Additionally, during 2003 we received income tax refunds of approximately $23,300 by carrying U.S. net operating losses back to prior years. Also, our decision to carryback certain losses in France resulted in a tax benefit of $3,198.

        In 2004, our net tax provision included a $1,800 benefit from the positive resolution of tax audits in multiple jurisdictions and a provision of $1,860 for withholding taxes related to a planned dividend distribution from one subsidiary within our group of foreign subsidiaries. When fully consummated, this dividend distribution will utilize the majority of our U.S. net operating loss carryforward. As of June 30, 2004, we had net operating loss carryforwards in the U.S. of $16,000 that expire in 20 years. As of June 30, 2004, foreign subsidiaries had net operating loss carryforwards for income tax purposes of $96,000 which may be carried forward one to five years in some cases and indefinitely in others.

        We have investment tax credits in Taiwan that expire in one to five years. We have foreign tax credits in U.S. that expire in one to five years. We have a credit for the alternative minimum tax in the U.S. which does not expire.

        Undistributed earnings of certain subsidiaries are considered indefinitely reinvested. We have not provided deferred tax liabilities for additional income taxes that would result from repatriation of these earnings. However, if all of the approximately $77,000 of undistributed earnings were repatriated as of June 30, 2004, we would accrue approximately $24,000 in additional tax expense.

        Coincident with our initial public offering in 1996, we entered into a tax indemnification agreement with E. I. du Pont de Nemours and Company with regard to any tax expense or benefit resulting from transactions prior to June 13, 1996. The amount due from E. I. du Pont de Nemours and Company under the tax indemnification agreement was not material as of June 30, 2004.

19.   Segment Information

        We conduct operations worldwide and are managed on a geographic basis, with those geographic segments being North America, Europe and Asia. The North America segment consists of the U. S. and BAC, the Europe segment includes France and Germany and the Asia segment includes China, Japan, Korea, Taiwan and Singapore. We allocate resources to and evaluate the performance of our segments based on operating profit (loss). Corporate expenses are included in our measure of segment operating profit (loss) for management reporting purposes. The asset totals disclosed by geography are directly managed by these segments. Long-lived assets are comprised primarily of property and equipment. Segment information as of or for the years ended June 30 is as follows:

	North America	Europe	Asia	Total
2002
External revenue	$171,636	$62,002	$108,273	$341,911
Transfers between geographic segments Revenue, net	(26,665)	(2,986)	29,651	—

Revenue, net	$144,971	$59,016	$137,924	$341,911

Operating profit (loss)	$(33,313)	$(5,279)	$29,696	$(8,896)

2003
External revenue	$152,042	$63,405	$107,671	$323,118
Transfers between geographic segments Revenue, net	(12,645)	(7,956)	20,601	—

Revenue, net	139,397	$55,449	$128,272	$323,118

Operating profit (loss)	$(79,355)	$(36,347)	$2,608	$(113,094)

Long-lived assets	$114,867	$81,229	$212,289	$408,385

Total assets	$308,821	$113,787	$346,974	$769,582

2004
External revenue	$144,835	$94,266	$114,693	$353,794
Transfers between geographic segments Revenue, net	22,773	(53,664)	30,891	—

Revenue, net	$167,608	$40,602	$145,584	$353,794

Operating profit (loss)	$(27,041)	$(73,542)	$33,554	$(67,029)

Long-lived assets	$131,773	$82,557	$209,950	$424,280

Total assets	$373,901	$133,048	$288,423	$795,372

        Products are transferred between geographic areas on a basis intended to approximate the market value of such products.

20.   Commitments and Contingencies

        We have various purchase obligations incidental to the normal course of business for approximately $32,600 as of June 30, 2004. In the aggregate, such commitments are not at prices in excess of current market.

        We are subject to litigation in the normal course of business. We believe the effect, if any, of an unfavorable settlement of such litigation would not have a material adverse effect on our financial condition, results of operations, cash flows, or liquidity.

AMTC

        We, along with Infineon and AMD, have established the AMTC, a joint venture in Dresden, Germany which conducts leading edge photomask research and pilot manufacturing. The AMTC leases approximately 50% of the BAC's facility. We are committed to funding a portion of the operating cash requirements of the AMTC under research and development reimbursement and capacity utilization obligations through June 30, 2007. We expect our portion of these operating cash requirements, which is estimated to be $38,000 exclusive of rent due by the AMTC to the BAC, to vary between approximately 22% to 26% through June 30, 2007.

        The AMTC has executed a 120,000 Euro revolving credit facility to be used for equipment purchases. The revolving credit facility had 59,201 Euro ($72,000) outstanding as of June 30, 2004. Each of the partners of the joint venture has executed one-third guarantees for up to 32,000 Euro and certain additional costs as defined in the revolving credit facility agreement for as long as any obligation remains outstanding under the revolving credit facility. The final maturity date of the revolving credit facility is December 18, 2008. We will be required to honor our guarantee if the AMTC fails to make timely payments under the revolving credit facility; breaches certain financial covenants; becomes insolvent; or in any other way defaults under the revolving credit facility. We will also be required to honor our guarantee if any of the owners of the AMTC breach certain terms of the joint venture agreement, become insolvent or cease doing business, experience a material adverse change affecting their obligations under the guarantee, fail to pay their respective indebtedness in excess of 50,000 Euro or otherwise experience an event constituting a default under the revolving credit facility.

Infineon

        In May 2002, we entered into an agreement to acquire photomask production equipment from Infineon's internal photomask manufacturing operations in Munich, Germany and became Infineon's strategic photomask supplier. In consideration for the acquisition of certain photomask production assets and the agreement to supply Infineon with photomasks over a 10 year term, we agreed to pay Infineon $53,500 over a seven-year period ending in March 2009. As part of the same agreement, we also agreed to purchase from Infineon additional photomask production equipment for approximately $28,100 payable over a five-year period ending in December 2006. We have made aggregate purchases of approximately $26,200 pursuant to this agreement as of June 30, 2004. Included in that amount is a $10,000 payment we made to Infineon in March 2004; $4,000 of which was satisfied through the issuance of 180,697 shares of our common stock and the remaining $6,000 was settled using cash. Per the terms of the agreement, we may elect to satisfy a portion of certain additional future amounts payable by issuing shares of our common stock. Our decision as to the form of each such payment (cash only, or cash and shares of our common stock) will be made at least thirty days prior to the due date for each payment. Each payment is considered independently and the payment in shares of our common stock may not exceed 40% of the total of any single payment. The maximum value of our common stock that we could issue to Infineon if we choose to fully exercise our rights for future payments, approximated $20,500 as of June 30, 2004. The original agreement was superseded by a new agreement in July 2004 and reflects the experience gained through the initial two years of the relationship. We do not expect that the changes to the original terms will be material to our financial condition or results of operations. The new agreement is filed as an exhibit to this Annual Report on Form 10-K.

BindKey

        We have established a profit sharing plan with the BindKey employees. Through March 2006, BindKey employees may earn amounts annually based on the annual after-tax earnings of BindKey. Upon the termination of the final year subject to the profit sharing plan, the employees may earn an additional lump-sum amount based on the after-tax earnings of BindKey in the final year. Any amounts earned in relation to the profit sharing plan will be expensed in the period earned. As of June 30, 2004, no amounts had been earned under this plan.

Other

        In March 2002, we sold all of our photoblank manufacturing assets to Schott. We also entered into a supply agreement with Schott for a significant portion of our future purchases of photoblanks, as needed. In April 2004, the asset purchase agreement associated with the 2002 sale was amended which will allow us to be paid additional amounts contingent upon the occurrence of certain future performance and specified purchase level based events. We do not expect any contingent amounts that may be received under this amended agreement would be material to our consolidated financial condition, results of operations or cash flows.

        In July 2003, we signed a multi-year pellicle supply agreement with MLI for a significant portion of our future purchases of pellicles, as needed.

        Our operations and our ownership of real property are subject to various environmental laws and regulations that govern, among other things, the discharge of pollutants into the air and water and the handling, use, storage, disposal and clean-up of solid and hazardous wastes. Compliance with such laws and regulations requires that we incur capital expenditures and operating costs in connection with our ongoing operations. In addition, such laws and regulations may impose liabilities on owners and operators of businesses and real property without regard to fault and such liabilities may be joint and several with other parties. More stringent environmental laws and regulations may be enacted in the future, which may require us to expend additional amounts on environmental compliance or may require modifications in our operations. Although we are unable to predict the extent of our future liability with respect to any environmental matters, we believe, based upon current information, that environmental liabilities will not be material to our financial condition or results of operations. E. I. du Pont de Nemours and Company has agreed to generally indemnify us against substantially all liabilities relating to any environmental contamination present on our manufacturing sites as of June 13, 1996, the date of our initial public offering, or present at any such site due to the generation, use, treatment, storage, release, emission, discharge or disposal of hazardous waste or hazardous materials before such date. The Environmental Protection Agency is reviewing a groundwater contamination issue at our Danbury, Connecticut site under voluntary corrective action. Any such contamination is believed to be offsite or historical, and, if that is the case, any environmental liabilities would be covered by the indemnification agreement with E. I. du Pont de Nemours and Company.

21.   Subsequent Events

        In July 2004, our $100,000 convertible subordinated notes matured. We paid the notes using our existing cash balances.

        In May 2002, we entered into an agreement to acquire photomask production equipment from Infineon's internal photomask manufacturing operations in Munich, Germany and became their strategic photomask supplier through an agreement to supply Infineon with photomasks over a 10-year term. The original agreement was superseded by a new agreement in July 2004 and reflects the experience gained through the initial two years of the relationship. We do not expect that the changes to the original terms will be material to our financial condition or results of operations. The new agreement is filed as an exhibit to this Annual Report on Form 10-K.

22.   Unaudited Quarterly Financial Data

        Unaudited quarterly financial data for 2003 and 2004 is as follows:

	Quarter
	First	Second	Third	Fourth
2003
Revenue, net	$84,240	$80,969	$76,141	$81,768
Gross profit	$13,506	$9,969	$1,650	$4,689
Special charges, net	$—	$12,507	$9,238	$4,390
Impairment of long-live assets	$—	$—	$—	$43,243
Operating loss	$(3,988)	$(20,545)	$(25,329)	$(63,232)
Net loss	$(5,495)	$(23,017)	$(25,854)	$(59,144)
Basic loss per share	$(0.31)	$(1.28)	$(1.43)	$(3.27)
Diluted loss per share	$(0.31)	$(1.28)	$(1.43)	$(3.27)
Basic weighted average shares outstanding	17,970,356	17,993,994	18,037,432	18,063,601
Diluted weighted average shares outstanding	17,970,356	17,993,994	18,037,432	18,063,601
2004
Revenue, net	$82,374	$85,964	$88,019	$97,434
Gross profit	$6,727	$8,811	$12,228	$21,373
Special charges, net	$1,230	$361	$506	$1,711
Impairment of long-live assets	$—	$—	$—	$30,447
Operating loss	$(13,877)	$(12,491)	$(9,023)	$(31,638)
Net loss	$(15,104)	$(13,227)	$(10,564)	$(34,055)
Basic loss per share	$(0.83)	$(0.73)	$(0.58)	$(1.85)
Diluted loss per share	$(0.83)	$(0.73)	$(0.58)	$(1.85)
Basic weighted average shares outstanding	18,108,478	18,130,468	18,176,334	18,393,921
Diluted weighted average shares outstanding	18,108,478	18,130,468	18,176,334	18,393,921

SCHEDULE II

DUPONT PHOTOMASKS, INC.

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Charged to (Benefit to) Costs and Expenses	Deduction		Balance at End of Period
Deducted from asset account
Allowance for doubtful accounts receivable:
Year ended June 30, 2004	$1,012	$10	$(72	)(a)	$950

Year ended June 30, 2003	$1,243	$245	$(476	)(a)	$1,012

Year ended June 30, 2002	$1,556	$(255)	$(58	)(a)	$1,243

  (a)
  Uncollectible accounts written off

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1.1	Certificate of Incorporation of the Company, as amended and restated on April 3, 1996. (A)
3.1.2	Amendment to the Certificate of Incorporation of the Company. (E)
3.2	Bylaws, as amended on October 26, 1999. (E)
3.2.1	Amendments to the Bylaws Of DuPont Photomasks, Inc. as approved by the Board Of Directors on June 23, 2003. (I)
4.1	Specimen Certificate for Common Stock. (A)
4.2	Form of Indenture, between DuPont Photomasks, Inc. and Chase Bank of Texas, N.A., as trustee, including the form of Convertible Subordinated Notes due July 24, 2004 attached as Exhibit A thereto. (L)
4.3	Indenture, between DuPont Photomasks, Inc. and JPMorgan Chase Bank, as trustee, including Form of 1.25% Convertible Subordinated Notes due 2008 (144A Global Note and Reg S. Global Note). (J)
4.4	Rights Agreement, dated as of January 30, 2001, between DuPont Photomasks, Inc. and EquiServe Trust Company, N.A., as Rights Agent, together with the following exhibits thereto: Exhibit A-Form of Certificate of Designation of Series A Junior Participating Preferred Stock of DuPont Photomasks, Inc.; Exhibit B-Form of Right Certificate; Exhibit C-Summary of Rights to Purchase Shares of Preferred Stock of DuPont Photomasks, Inc. (K)
4.5	Amendment No. 1 to Rights Agreement, between DuPont Photomasks, Inc. and EquiServe Trust Company, N.A., as Rights Agent, dated as of April 29, 2003. (J)
4.6	Registration Rights Agreement among DuPont Photomasks, Inc., Credit Suisse First Boston LLC and Lehman Brothers Inc. dated as of May 5, 2003. (J)
10.1	Transitional Administrative Services Agreement between the Company and E.I. du Pont de Nemours and Company dated as of January 1, 1996. (A)
10.2	Environmental Indemnification Agreement between the Company and E. I. du Pont de Nemours dated April 30, 1996. (A)
10.3	Second Amended and Restated Non-employee Directors Stock Option Plan as adopted by the Company's Board of Directors on July 27, 1998. (C)
10.4	Amended and Restated Stock Performance Plan as adopted by the Company's Board of Directors on June 9, 1997. (B)
10.5	Founders Stock Option Plan, as adopted by the Company's Board of Directors on March 26, 1996. (A)
10.6	Registration Rights Agreement between the Company and DuPont Chemical and Energy Operations, Inc. dated as of December 31, 1995. (A)
10.7	Tax Indemnification Agreement among the Company, DuPont Chemical and Energy Operations, Inc. and E. I. du Pont de Nemours and Company dated May 14, 1996. (A)
10.8	Research, Development and Consulting Agreement between the Company and E. I. du Pont de Nemours and Company dated as of January 1, 1996. (A)
10.9	Business Transfer Agreement between DuPont Korea, Ltd. and DuPont Photomasks Korea, Ltd. dated December 22, 1995. (A)
10.10	Corporate Tradename and Trademark Agreement between the Company and E. I. du Pont de Nemours and Company dated May 7, 1998. (C)
10.10.1	Amendment to Corporate Tradename and Trademark Agreement between the Company and E. I. du Pont de Nemours and Company dated March 5, 2001. (I)
10.11	Amended 1997 Stock Option and Restricted Stock Plan as adopted by the Company's Board of Directors on September 2, 1999. (D)
10.12	1998 Employee Stock Purchase Plan as adopted by the Company's Board of Directors on July 27, 1998. (C)
10.14	2000 Employment Agreement with Preston M. Adcox dated July 19, 2000. (F)
10.15	DuPont Research Agreement dated April 21, 2000 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). (F)

10.16	Teflon AF Agreement dated July 1, 2000 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). (F)
10.17	Blank Supply Agreement dated March 31, 2002 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). (G)
10.18	2002 Employment Agreement with Satish Rishi dated October 11, 2001. (H)
10.19	2003 Employment Agreement with Marshall C. Turner dated September 10, 2003 (I)
10.20	Form of Indemnification Agreement between the Company and its Directors and Officers (I)
10.21	DPI Dresden Equipment Purchase and DPI/IFX Supply Agreement dated July 1, 2004, as amended, by and among DuPont Photomasks, Inc., Blitz 02-210 GmbH and Infineon Technologies AG. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).
10.22	First Amendment to Employment Agreement between Marshall C. Turner and DuPont Photomasks, Inc., effective as of June 24, 2004
10.23	First Amendment to Employment Agreement between James Northup and DuPont Photomasks, Inc., effective as of October 8, 2003
10.24	Amendment Number One to Blank Supply Agreement, dated as of May 31, 2004 (portions of this exhibit have been redacted pursuant to a request for confidential treatment)
10.25	DuPont Photomasks, Inc. Severance Plan for Select Employees, effective as of December 23, 2003
14	DuPont Photomasks, Inc. Code of Business Conduct and Ethics. (M)
21	List of principal subsidiaries of the Company
23	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        A letter above indicates an exhibit previously filed with the Securities and Exchange Commission as an exhibit to the filing described below and is incorporated herein by reference.

Letter	Definition
(A)	Registration Statement on Form S-1, Registration No. 333-33869 ("IPO Registration Statement").
(B)	Annual Report on Form 10-K for the year ended June 30, 1997 ("1997 Form 10-K").
(C)	Annual Report on Form 10-K for the year ended June 30, 1998 ("1998 Form 10-K").
(D)	Annual Report on Form 10-K for the year ended June 30, 1999 ("1999 Form 10-K").
(E)	Form 8-A12 G/A on June 23, 2000 ("2000 Form 8-A").
(F)	Annual Report on Form 10-K for the year ended June 30, 2000 ("2000 Form 10-K").
(G)	Form 8-K on April 22, 2002 ("April 22, 2002 Form 8-K")
(H)	Annual Report on From 10-K for the year ended June 30, 2002 ("2002 Form 10-K").
(I)	Annual Report on From 10-K for the year ended June 30, 2003 ("2003 Form 10-K").
(J)	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 ("March 31, 2003 Form 10-Q").
(K)	Form 8-A12B on January 30, 2001 ("2001 Form 8-A12B").
(L)	Amendment No. 2 to Form S-3 filed on July 19, 2000 ("Amendment No. 2 to Form S-3").
(M)	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 ("March 31, 2004 Form 10-Q")