Form 10-Q
period 2004-09-30
DUPONT PHOTOMASKS INC
filed 2004-11-05
CIK 1012128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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
Yes ☒ No ☐

As of November 01, 2004, 18,551,879 shares of common stock, $.01 par value, were outstanding.

PART I

Item 1. Financial Statements

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(Dollars in thousands, except share data)

(unaudited)

	Three Months Ended September 30,
	2003	2004

Revenue, net	$82,374	$94,847
Cost of goods sold	75,647	73,777
Selling, general and administrative expense	12,323	12,758
Research and development expense	7,051	7,140
Special charges, net	1,230	310
Operating income (loss)	(13,877)	862
Other expense, net	(663)	(684)
Income (loss) before income taxes and minority interest	(14,540)	178
Provision for income taxes	650	900
Loss before minority interest	(15,190)	(722)
Minority interest in (income) loss of joint ventures	86	(296)
Net loss	$(15,104)	$(1,018)

Basic loss per share	$(0.83)	$(0.06)

Weighted average shares outstanding	18,108,478	18,457,554

Diluted loss per share	$(0.83)	$(0.06)

Weighted average shares outstanding	18,108,478	18,457,554

The accompanying notes are an integral part of these consolidated statements

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2004	September 30, 2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$231,351	$143,596
Accounts receivable, trade, net	75,094	61,576
Accounts receivable, related parties	1,984	1,821
Other receivables	21,192	—
Inventories	12,023	10,764
Deferred income taxes	416	488
Prepaid expenses and other current assets	14,216	13,807
Total current assets	356,276	232,052
Assets held for sale	8,926	8,692
Property and equipment, net	395,507	376,073
Accounts receivable, related parties	916	896
Deferred income taxes	887	874
Other assets, net	32,860	31,328
Total assets	$795,372	$649,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$45,540	$29,292
Accounts payable, related parties	5,098	3,630
Income taxes payable	3,396	2,394
Other accrued liabilities	70,093	44,160
Short-term borrowings	22,347	22,221
Convertible notes	100,000	—
Total current liabilities	246,474	101,697
Long-term borrowings	59,302	57,842
Long-term convertible notes	125,000	125,000
Deferred income taxes	781	842
Other liabilities	9,764	9,963
Minority interest in net assets of joint ventures	58,863	59,190
Total liabilities	500,184	354,534

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 18,407,733 and 18,482,388 issued and outstanding, respectively	184	185
Additional paid-in capital	324,049	325,072
Accumulated deficit	(31,405)	(32,423)
Accumulated other comprehensive income	2,360	2,547
Total stockholders’ equity	295,188	295,381
Total liabilities and stockholders’ equity	$795,372	$649,915

The accompanying notes are an integral part of these consolidated statements.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended September 30,
	2003	2004

Cash flows from operating activities:
Net loss	$(15,104)	$(1,018)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,176	24,172
Minority interest in income (loss) of joint ventures	(86)	296
Special charges, net	1,230	310
Other	169	(355)
Changes in assets and liabilities:
Accounts receivable, trade, net	(6,046)	13,431
Accounts receivable, related parties	(631)	187
Inventories	1,649	1,282
Other assets, net	4,341	(114)
Accounts payable, trade	(3,025)	(16,961)
Accounts payable, related parties	1,996	(731)
Other liabilities	(3,566)	(8,728)

Net cash provided by operating activities	4,103	11,771

Cash flows from investing activities:
Purchases of property and equipment	(20,046)	(19,772)
Proceeds from investment subsidies	—	20,843

Net cash provided by (used in) investing activities	(20,046)	1,071

Cash flows from financing activities:
Proceeds from borrowings	41	11
Payments on borrowings	(968)	(102,344)
Proceeds from issuance of common stock under employee plans	1,154	1,024
Decrease in minority interest in net assets of joint ventures	—	(150)

Net cash provided by (used in) financing activities	227	(101,459)

Effect of exchange rate changes on cash	303	862

Net decrease in cash and cash equivalents	(15,413)	(87,755)
Cash and cash equivalents at beginning of period	250,355	231,351

Cash and cash equivalents at end of period	$234,942	$143,596

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$179	$1,003

Taxes, net	$275	$1,830

The accompanying notes are an integral part of these consolidated statements.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

			Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Common Stock
	Shares	Amount	Capital	Deficit)	Income	Equity

Balance as of June 30, 2003	18,064,964	$181	$317,220	$41,544	$—	$358,945

Issuance of common stock under employee plans	162,072	1	2,831	—	—	2,832
Issuance of common stock	180,697	2	3,998	—	—	4,000
Foreign currency translation adjustments	—	—	—	—	2,360	2,360
Net loss	—	—	—	(72,949)	—	(72,949)

Balance as of June 30, 2004	18,407,733	184	324,049	(31,405)	2,360	295,188

Issuance of common stock under employee plans (unaudited)	74,655	1	1,023	—	—	1,024
Foreign currency translation adjustments (unaudited)	—	—	—	—	187	187
Net loss (unaudited)				(1,018)	—	(1,018)

Balance as of September 30, 2004 (unaudited)	18,482,388	$185	$325,072	$(32,423)	$2,547	$295,381

The accompanying notes are an integral part of these consolidated statements.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(unaudited)

1.             Basis of Presentation

The interim consolidated financial statements presented in this report include the accounts of DuPont Photomasks, Inc., our controlled and wholly owned subsidiaries and a variable interest entity of which we are the primary beneficiary. All significant inter-company transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. All adjustments have been made to the accompanying interim consolidated financial statements which are, in the opinion of management, necessary for a fair presentation of our operating results and include all adjustments of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2004. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire fiscal year.

2.             Derivative Instruments and Hedging Activities

Forward foreign exchange contracts are utilized to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures, and are, therefore, held primarily for purposes other than trading. These foreign exchange contracts do not qualify for hedge accounting under Financial Accounting Standards Board (“FASB”) Statement No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended. Unrealized gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts designated to offset certain non-U.S. dollar denominated assets and liabilities are recognized as other income or expense on the accompanying consolidated income statements in the period in which the exchange rates change. These gains and losses substantially offset the foreign currency exchange gains and losses on the underlying exposures being hedged. An unrealized loss of $177 for the three months ended September 30, 2004 is recorded in other expense, net on the accompanying consolidated income statement in relation to our forward exchange contracts outstanding as of September 30, 2004. These instruments may involve elements of credit and market risk in excess of the amounts recognized on the consolidated financial statements. We monitor our positions and the credit quality of counterparties, consisting primarily of major financial institutions, and do not anticipate nonperformance by any counterparty, although nonperformance could occur.

3.             Comprehensive Income

Our comprehensive income is comprised of net loss and foreign currency translation adjustments for the three months ended September 30, 2003 and 2004, respectively.

4.             Earnings (Loss) Per Share

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

The reconciliation of the amounts used to calculate the basic EPS and diluted EPS is as follows:

	Three Months Ended September 30,
	2003	2004

Net loss for the period—basic	$(15,104)	$(1,018)
Dilutive effect of convertible notes	—	—

Net loss for the period—diluted	$(15,104)	$(1,018)

Weighted average shares outstanding—basic	18,108,478	18,457,554
Plus: Potentially dilutive shares	—	—

Weighted average shares outstanding—dilutive	18,108,478	18,457,554

Basic loss per share	$(0.83)	$(0.06)

Diluted loss per share	$(0.83)	$(0.06)

Stock options to acquire 4,598,313 shares for the three months ended September 30, 2003 and 5,337,747 for the three months ended September 30, 2004 were not included in potentially dilutive shares because the effect of including these stock options would have been anti-dilutive. Shares that would be issued upon the conversion of convertible notes that totaled 5,824,850 for the three months ended September 30, 2003 and 4,883,762 for the three months ended September 30, 2004 were not included in the computations of diluted EPS because the effect of including them would have been anti-dilutive. These options and the convertible notes may become dilutive in the future.

5.             Income Taxes

The provision for income taxes differs from amounts computed by applying the federal statutory rate of 35% to loss before income taxes and minority interest because of our inability to record deferred tax benefits for net operating losses generated in certain tax jurisdictions and our reduced tax rates in certain Asian jurisdictions. In addition, our net tax provision during the three months ended September 30, 2004 included a benefit of $225 from the positive resolution of a tax audit.

6.             Property and Equipment

Property and equipment are stated at cost. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years for equipment and 10 to 20 years for buildings. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the estimated remaining terms of the leases. Accumulated depreciation and amortization was $493,378 as of June 30, 2004 and $513,102 as of September 30, 2004. Amounts accrued for equipment purchases were $35,710 as of June 30, 2004 and $14,893 as of September 30, 2004 and are included in other accrued liabilities on the accompanying consolidated balance sheets.  Assets held for sale relate primarily to our Gresham, Oregon and Danbury, Connecticut facilities. We are actively marketing these assets and will sell the assets after appropriate evaluation of all proposals.

7.             Transactions with and Consolidation of Variable Interest Entity

The Maskhouse Building Administration GmbH & Co. KG (“BAC”) is a state-of-the-art photomask research and manufacturing facility and is a joint venture equally owned by AMD, Infineon and DuPont Photomasks, Inc. Based on the guidance in FASB Interpretation No. 46R (“FIN No. 46R”), we have concluded that we are the primary beneficiary of the BAC and, therefore, we began consolidating the financial results of the BAC as of March 31, 2004. The consolidation of the BAC had no impact to our net loss for the three months ended September 30, 2004 as we would have otherwise continued to record our equity interest in the BAC under the equity method had we not consolidated the BAC. However, the consolidation of the BAC did increase our consolidated assets, as well as liabilities and stockholders’ equity, as of September 30, 2004 by $88,448. AMD and Infineon’s combined equity ownership in the net assets of the BAC as of September 30, 2004 was $13,103 and was recorded as minority interest in net assets of joint ventures on our consolidated balance sheet. The consolidation has not altered the operational agreements, guarantees and other commitments between the BAC, its partners and lenders.

We lease approximately 50% of the facility from the BAC for advanced photomask manufacturing and the remainder is leased by the Advanced Mask Technology Center GmbH & Co. KG (“AMTC”). Both operating leases are for 10-year terms and commenced July 2003. Future minimum lease payments to be received by the BAC during the remaining term of the non-cancelable lease with the AMTC are estimated to be approximately $61,000. The BAC’s lease income from its lease with the AMTC and the associated operating expenses are recorded net in other expense, net on our accompanying consolidated income statement for the three months ended September 30, 2004.  Lease income of the BAC was approximately $2,200 and the associated operating expenses were approximately $1,600 during the three months ended September 30, 2004.

As of September 30, 2004, the carrying value of the BAC property and equipment was $70,744 and is included in property and equipment, net, in our accompanying consolidated balance sheet. In addition, a portion of the BAC’s facility is subsidized by the German government. In July 2004, the BAC received approximately $17,100 in investment subsidy payments from the German government.

The BAC executed a term loan agreement for its research and manufacturing facility in December 2002. The BAC term loan had $71,027 (approximately 57,600 Euro) outstanding as of September 30, 2004. Of this amount, $15,332 (approximately 12,400 Euro) is due within one year and is included in short-term borrowings on our accompanying consolidated balance sheet as of September 30, 2004. The BAC term loan matures in June 2012 and principal and interest payments are due quarterly. The interest rate on the BAC term loan is EURIBOR plus 1.5%. The BAC term loan is secured by the property, other financial assets of the BAC, the assignment of rights from BAC insurance contracts, the tenant rent payment guarantees and German government guarantees. Prior to the initial occupancy of the building and initiation of the lease rental payments, we had guaranteed one-third of the BAC’s indebtedness. Effective July 2003, we were released from the guarantee except if the lenders become liable to return monies received in payment of the indebtedness as a result of any bankruptcy, composition or similar proceedings affecting the BAC.

8.              Employee Plans

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for our stock performance plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. We also have an Employee Stock Purchase Plan. FASB Statement No. 123, Accounting for Stock Based Compensation, established accounting and disclosure requirement alternatives which involve using a different accounting method for expensing the calculated value of option awards. As allowed by FASB Statement No. 123, we have elected to continue to apply the intrinsic-value-based method of accounting described above, and have adopted only the disclosure requirements of FASB Statement No. 123. We use the Black-Scholes model to calculate pro forma expense for disclosure purposes. The Black Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates which are based upon historical volatility rates. Because our employee stock options and Employee Stock Purchase Plan shares have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options and Employee Stock Purchase Plan shares.

FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, amends the disclosure requirements of FASB Statement No. 123. The following table illustrates the effect on net loss if the fair-value-based method had been applied to our stock-based employee compensation plans in each period.

	Three Months Ended September 30,
	2003	2004
Net loss:
As reported	$(15,104)	$(1,018)
Deduct total stock-based employee compensation expense determined under the Black-Scholes valuation method for all awards, net of tax	(3,580)	(2,850)

Pro forma net loss	$(18,684)	$(3,868)

Basic loss per share:
As reported	$(0.83)	$(0.06)
Pro forma	$(1.03)	$(0.21)

Diluted loss per share:
As reported	$(0.83)	$(0.06)
Pro forma	$(1.03)	$(0.21)

9.             Special Charges

We continuously evaluate the overall business climate in general and our industry in particular. During fiscal 2003 and 2004, we concluded that we had excess capacity that was unwarranted. Given the change in the business climate each period, we identified certain manufacturing operations to be consolidated and certain equipment to be sold or abandoned.

During the three months ended September 30, 2003, as part of our efforts to reduce costs, we signed a multi-year pellicle supply agreement with Micro Lithography, Inc. (“MLI”), while concurrently deciding to close our pellicle production facility in Danbury. During the three months ended September 30, 2003, we recorded special charges of $2,722 for employee severance and asset disposal costs and received proceeds of $1,200 from the sale of certain pellicle technology.  In addition, we reduced accrued liabilities for lease termination and asset disposal related costs by $367 during the three months ended September 30, 2003 in relation to our fiscal 2003 Europe consolidation initiatives. The liabilities associated with the fiscal 2003 Europe consolidation initiatives have been substantially settled as of September 30, 2004.

During fiscal 2004 and subsequent to the three months ended September 30, 2003, we adopted additional initiatives to reduce costs in North America and Europe that resulted in recording special charges in relation to employee severance. The liabilities associated with the North America initiative were substantially settled during the three months ended September 30, 2004. We recorded additional employee severance related special charges during the three months ended September 30, 2004 in association with the fiscal 2004 Europe initiative.  We expect to substantially settle the related Europe liabilities of approximately $1,200 by March 31, 2005.

The charges, net of any sale proceeds, and any adjustments to the liability have been recorded as special charges, net on the accompanying consolidated income statements.

A summary of the related accrued liabilities associated with the plans is shown below:

	Employee Severance	Asset Disposals and Related Costs	Total

Remaining liability as of June 30, 2004	$2,452	$151	$2,603
Charges during the three months ended September 30, 2004	310	—	310
Utilized during the three months ended September 30, 2004	(1,151)	(127)	(1,278)

Remaining liability as of September 30, 2004	$1,611	$24	$1,635

10.          Segment Information

We conduct operations worldwide and are managed on a geographic basis, with those geographic segments being North America, Europe and Asia. The North America segment consists of the U. S. and BAC, the Europe segment includes France and Germany and the Asia segment includes China, Japan, Korea, Taiwan and Singapore. We allocate resources to and evaluate the performance of our segments based on operating income (loss). Corporate expenses are included in our measure of segment operating income (loss) in North America for management reporting purposes. Expenses incurred by the BAC and paid by our Dresden manufacturing facility are included in our measure of segment operating income (loss) in Europe for management reporting purposes. The asset totals disclosed by geography are directly managed by these segments. Segment information is as follows for the time period or date as noted:

	North America	Europe	Asia	Total

Three Months Ended September 30, 2003
External revenue	$34,080	$19,691	$28,603	$82,374
Transfers between geographic segments	1,343	(7,297)	5,954	—
Revenue, net	$35,423	$12,394	$34,557	$82,374

Operating income (loss)	$(12,593)	$(7,019)	$5,735	$(13,877)
June 30, 2004
Total assets	$373,901	$133,048	$288,423	$795,372

Three Months Ended September 30, 2004
External revenue	$32,714	$29,414	$32,719	$94,847
Transfers between geographic segments	7,965	(14,846)	6,881	—
Revenue, net	$40,679	$14,568	$39,600	$94,847

Operating income (loss)	$(5,048)	$(5,506)	$11,416	$862
September 30, 2004
Total assets	$236,223	$122,969	$290,723	$649,915

Products are transferred between geographic areas on a basis intended to approximate the market value of such products.

11.          Commitments and Contingencies

AMTC

We, along with Infineon and AMD, have established the AMTC, a joint venture in Dresden, Germany which conducts leading edge photomask research and pilot manufacturing. The AMTC leases approximately 50% of the BAC’s facility.

We are committed to funding a portion of the operating cash requirements of the AMTC under research and development reimbursement and capacity utilization obligations through June 30, 2007. We expect our portion of these operating cash requirements, which is estimated to be $39,000 exclusive of rent due by the AMTC to the BAC, to vary between approximately 22% to 26% through June 30, 2007. Research and development costs for services rendered by the AMTC joint venture were $2,085 and $2,400 during the three months ended September 30, 2003 and 2004, respectively.

The AMTC has executed a 120,000 Euro revolving credit facility, which has a final maturity date of December 19, 2007, to be used for equipment purchases. The revolving credit facility had 59,000 Euro ($73,351) outstanding as of September 30, 2004. Each of the partners of the joint venture has executed one-third guarantees for up to 32,000 Euro and certain additional costs as defined in the revolving credit facility agreement for as long as any obligation remains outstanding under the revolving credit facility. We will be required to honor our guarantee if the AMTC fails to make timely payments under the revolving credit facility; breaches certain financial covenants; becomes insolvent; or in any other way defaults under the revolving credit facility. We will also be required to honor our guarantee if any of the owners of the AMTC breach certain terms of the joint venture agreement, become insolvent or cease doing business, experience a material adverse change affecting their obligations under the guarantee, fail to pay their respective indebtedness in excess of 50,000 Euro or otherwise experience an event constituting a default under the revolving credit facility.

Infineon

In fiscal 2002, we entered into an agreement to acquire photomask production equipment from Infineon’s internal photomask manufacturing operations in Munich, Germany and became Infineon’s strategic photomask supplier. In consideration for the acquisition of certain photomask production assets and the agreement to supply Infineon with photomasks over a 10 year term, we agreed to pay Infineon $53,500 over a seven-year period ending in March 2009. As part of the fiscal 2002 agreement, we also agreed to purchase from Infineon additional photomask production equipment for approximately $28,100 payable over a five-year period ending in December 2006. As of June 30, 2004, we had made aggregate purchases of approximately $26,600 pursuant to the fiscal 2002 agreement. Effective July 1, 2004, the fiscal 2002 agreement was superseded by a new agreement. As a result, our previous commitment to acquire certain photomask production assets in the amount of $28,100 was reduced to $23,345 due to a change in the tools to be acquired from Infineon. In addition, we are now committed to pay Infineon a total of $1,750 in three equal installments over a three-year period ending December 31, 2007, for the use of certain photomask production assets owned by Infineon. We do not expect that the changes to the fiscal 2002 agreement terms will be material to our financial condition, results of operations or cash flows. Per the terms of the fiscal 2002 agreement, we could elect to satisfy a portion of certain amounts payable by issuing shares of our common stock. This provision has been retained in the agreement that became effective July 1, 2004. Our decision as to the form of each such payment (cash only or cash and shares of our common stock) will be made at least thirty days prior to the due date for each payment.  Each payment is considered independently and the payment in shares of our common stock may not exceed 40% of the total of any single payment. The maximum value of our common stock that we could issue to Infineon if we choose to fully exercise our rights for future payments, approximated $18,700 as of September 30, 2004.

BindKey

We have established a profit sharing plan with the BindKey employees. Through March 2006, BindKey employees may earn amounts annually based on the annual after-tax earnings of BindKey. Upon the termination of the final year subject to the profit sharing plan, the employees may earn an additional lump-sum amount based on the after-tax earnings of BindKey in the final year. Any amounts earned in relation to the profit sharing plan will be expensed in the period earned. As of September 30, 2004, no amounts had been earned under this plan.

Other

In fiscal 2002, we sold all of our photoblank manufacturing assets to Schott.  We also entered into a supply agreement with Schott for a significant portion of our future purchases of photoblanks, as needed. In April 2004, the asset purchase agreement associated with the 2002 sale was amended to allow us to be paid additional amounts contingent upon the occurrence of certain future performance and specified purchase level based events.  We do not expect any contingent amounts that may be received under this amended agreement would be material to our consolidated financial condition, results of operations or cash flows.

In fiscal 2004, we signed a multi-year pellicle supply agreement with MLI for a significant portion of our future purchases of pellicles, as needed.

General

As of September 30, 2004, minimum lease payments for non-cancelable operating lease obligations are estimated to be $3,057, $2,027, $1,899, $1,818, and $670 for annual periods ending September 30, 2005 through 2009, respectively, and $6,902 in the aggregate thereafter.

We are subject to litigation in the normal course of business. We believe the effect, if any, of an unfavorable settlement of such litigation would not have a material adverse impact on our financial position, results of operations, cash flows or liquidity.

Our operations and our ownership of real property are subject to various environmental laws and regulations that govern, among other things, the discharge of pollutants into the air and water and the handling, use, storage, disposal and clean-up of solid and hazardous wastes. Compliance with such laws and regulations requires that we incur capital expenditures and operating costs in connection with our ongoing operations. In addition, such laws and regulations may impose liabilities on owners and operators of businesses and real property without regard to fault and such liabilities may be joint and several with other parties. More stringent environmental laws and regulations may be enacted in the future, which may require us to expend additional amounts on environmental compliance or may require modifications in our operations. Although we are unable to predict the extent of our future liability with respect to any environmental matters, we believe, based upon current information, that environmental liabilities will not be material to our financial condition or results of operations. E. I. du Pont de Nemours and Company has agreed to generally indemnify us against substantially all liabilities relating to any environmental contamination present on our manufacturing sites as of June 13, 1996, the date of our initial public offering, or present at any such site due to the generation, use, treatment, storage, release, emission, discharge or disposal of hazardous waste or hazardous materials before such date. The Environmental Protection Agency and Connecticut Department of Environmental Protection are reviewing a groundwater contamination issue at our Danbury, Connecticut site under voluntary corrective action. Any such contamination is believed to be offsite or historical, and, if that is the case, any environmental liabilities would be covered by the indemnification agreement with E. I. du Pont de Nemours and Company.

12.          Subsequent Events

On October 5, 2004, we and Toppan Printing Co., Ltd. (“Toppan”) entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which we  would become a wholly owned subsidiary of Toppan. The Merger Agreement was unanimously approved by our Board of Directors and the transactions contemplated thereby are subject to regulatory approvals, approval of our stockholders and other customary closing conditions. The Merger Agreement is expected to close in early calendar 2005. On November 1, 2004, we filed a preliminary proxy statement regarding the Merger Agreement.

On October 8, 2004, a lawsuit was filed in the District Court of Travis County, Texas against us and our Board of Directors by purported stockholders of DuPont Photomasks, Inc. on behalf of a putative class of stockholders. The plaintiffs’ petition alleges breaches of fiduciary duty including self-dealing on the part of our Board of Directors in connection with the announced Merger Agreement. We believe that the plaintiffs’ claims are without merit. We and our Board of Directors intend to vigorously defend this lawsuit. As with any litigation, we are unable at this early stage to predict the outcome of the lawsuit or the impact of its pendency on our financial results or the consummation of the Merger Agreement with Toppan.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document. All references to years are to our fiscal years, which end on June 30, unless otherwise noted. Results for interim periods are not necessarily indicative of results for the full year. Due to rounding, some columns may not total and some calculations may not recalculate within the financial tables.  Statements in this report that relate to future results and events are based on our current expectations. Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties. For a discussion of factors affecting our business, see “Item 1-Business” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

Overview

We are a leading global provider of microimaging solutions. We develop and produce photomasks, a key enabling technology used in the manufacture of semiconductor and other microelectronic devices. We also develop and market electronic design automation (“EDA”) software. Our current EDA software products enable chip designers to ensure manufacturability earlier in the design cycle and are targeted at the design for manufacture (“DFM”) market.

Virtually all of our revenue is derived from the semiconductor industry. Our customers include integrated device manufacturers (“IDMs”) (companies that design, build and market semiconductor chips), semiconductor foundries (companies that provide sub-contract manufacturing of semiconductor chips) and fabless semiconductor companies (companies that design and market semiconductor chips and sub-contract manufacturing to foundries or IDMs).

The photomask is a template used to transfer circuit images onto semiconductor wafers. Because in most instances a photomask does not degrade with use, photomask industry revenue more closely correlates with new chip design activity rather than the volume of semiconductor wafers processed or the resultant chip revenue. However, photomask demand is affected by the cyclical nature of the semiconductor industry. Based on data published by industry analysts, annual worldwide semiconductor revenue increased by two percent in calendar 2002 and by 14% in calendar 2003 and is forecasted to increase by at least 25% in calendar 2004. Industry forecasters believe that the photomask industry realized no growth in calendar years 2002 and 2003, and forecast an increase of approximately 14% in calendar 2004.

Our quarterly revenue has demonstrated seasonal buying patterns on the part of our customers. Our historical performance suggests that our fiscal fourth quarter ending in June usually reflects our customers’ highest period of demand for photomasks. Over the last seven years, quarterly revenue has increased sequentially six percent on average in the June quarter. We believe this is primarily due to a greater number of effective workdays in the June quarter as compared to the March quarter that includes the calendar and Asian New Year holidays. In contrast, our fiscal first quarter ending in September usually reflects our customers’ lowest period of demand for photomasks. Over the last eight years (including the quarter just completed), on average, quarterly revenue has declined four percent sequentially in our fiscal first quarter ending in September. We believe increased summer vacation periods, particularly in North America and Europe and the more difficult sequential comparison to the typically seasonally higher June quarter, are the primary reasons for the sequential decline.

In the future, the size of the photomask market may be adversely affected by a variety of factors, including, but not limited to, overall semiconductor industry conditions, pricing pressures, a decrease in unit volumes caused by increasing chip design costs or the usage of multi-project wafers and multi-layer reticles.

During the first quarter of fiscal 2005, leading edge revenue, defined as products supporting 130nm and below design rules, represented 33% of our total revenue, as compared to 18% a year ago. Our leading edge revenue in absolute terms has more than doubled over the last year. We believe this trend is important as it reflects improved conditions across the semiconductor industry and is an indication that our customers’ ability to manage complex design issues and achieve acceptable wafer fab yields have improved. Additionally, we believe this trend reflects the recognition by our customers of our strong and improving technology position. Certain sales in Europe and Asia are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. The majority of our sales in currencies other than the U.S. dollar are in the Euro. When comparing the first quarter of fiscal 2005 to the first quarter of fiscal 2004, the increase in revenue resulting from the weakening of the U.S. dollar in relation to the Euro was largely offset by a corresponding increase in Euro denominated expenses. The weakening of the U.S. dollar in relation to the Euro did not have a material impact on our net loss for the three months ended September 30, 2004.

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

Since fiscal 2003, we have been executing plans designed to increase revenue, reduce our breakeven level and advance our technology position. Revenue increased 15% this quarter over the same quarter a year ago while our pre-tax breakeven dropped $5.0 million to approximately $95.0 million. Since December 2002, we have ceased manufacturing operations in three manufacturing facilities and reduced headcount by over 200 employees, while at the same time staffing the new advanced development and manufacturing facility in Dresden. We expect we will continue to evaluate the need to deploy our operating assets most efficiently, and improve the utilization of our manufacturing operations.

On October 5, 2004, we entered into a definitive agreement to be acquired by Toppan Printing Co., Ltd (“Toppan”). Pursuant to the agreement, upon the closing, we will become a wholly owned subsidiary of Toppan and each outstanding share of our common stock will be exchanged for the right to receive $27.00 in cash without interest. The merger is conditioned upon, among other things, approval by our stockholders, clearance under applicable antitrust laws and other customary closing conditions. We currently expect that the merger will be consummated in early calendar 2005.

Results of Operations

Financial Summary

(Dollars in millions)

	Three Months Ended September 30,
	2003	2004	% Change

Revenue, net	$82.4	$94.8	15.1%

Cost of goods sold	75.6	73.8	(2.5%)

Gross profit	6.7	21.1	213.2%

Selling, general and administrative expense	12.3	12.8	3.5%

Research and development expense	7.1	7.1	1.3%

Special charges, net	1.2	0.3	NM

Operating income (loss)	$(13.9)	$0.9	NM

Expenses as a percentage of Revenue

Cost of goods sold	91.8%	77.8%

Gross profit	8.2%	22.2%

Selling, general and administrative expense	15.0%	13.5%

Research and development expense	8.6%	7.5%

Operating margin	(16.8%)	0.9%

NM — not meaningful

(Dollars in Millions)

	Three Months Ended
For the Period Ended September 30:	2003	2004	Delta

Revenue, net	$82.4	$94.8	15.1%

Revenue, net is comprised primarily of photomask sales to semiconductor manufacturers.  Revenue, net increased 15.1% for the three months ended September 30, 2004 compared with the same period in the prior year.  The increase was primarily attributable to an improvement in mix driven by leading edge revenue, defined as 130-nanometers and below design rules. Leading edge revenue grew for the fourth consecutive quarter and represented 33% of our total revenue. During the three months ended September 30, 2004, we set another company record for revenue from phase shift masks. Compared to the same three-month period in 2003, leading edge revenue more than doubled.

(Dollars in Millions)

	Three Months Ended
For the Period Ended September 30:	2003	2004	Delta

Cost of goods sold	$75.6	$73.8	(2.5)%

As a percent of revenue, net	91.8%	77.8%	—

Cost of goods sold consists of materials, labor, depreciation, and overhead. Cost of goods sold decreased 2.5% for the 2004 three-month period compared with the same three-month period in the prior year. The decrease was due to lower depreciation expense resulting from the impairment of certain long-lived assets in June 2004, lower costs associated with improved operating efficiencies, savings from the closure of our pellicle production facility in Danbury in September 2003 and the absence of costs associated with the consolidation of trailing-edge production in Europe that were incurred during the September 2003 quarter. These decreases in cost of goods sold were partially offset by the ramp-up of our advanced production facility in Dresden and equipment related costs.

(Dollars in Millions)

	Three Months Ended
For the Period Ended September 30:	2003	2004	Delta

Selling, general and administrative expense	$12.3	$12.8	3.5%

As a percent of revenue, net	15.0%	13.5%

Selling, general and administrative expense includes salaries of sales and administrative personnel, marketing expense, general and administrative expense and product distribution expense. Selling, general and administrative expense increased 3.5% for the 2004 three-month period compared with the prior year. The increase in expense during the 2004 three-month period was primarily attributable to professional fees related to our pending merger with Toppan. We expect to pay additional fees related to our pending merger in our second and third fiscal 2005 quarters. Selling, general and administrative expense as a percentage of revenue decreased from 15.0% for the three months ended September 30, 2003 to 13.5% for the three months ended September 30, 2004.

(Dollars in Millions)

	Three Months Ended
For the Period Ended September 30:	2003	2004	Delta

Research & development expense	$7.1	$7.1	1.3%

As a percent of revenue, net	8.6%	7.5%

Research and development expense consists primarily of employee costs, cost of consumed materials, depreciation, engineering related costs and costs related to our AMTC joint venture. Research and development expense increased 1.3% for the 2004 three-month period compared with the same three-month period in the prior year. As a percentage of revenue, research and development expense decreased from 8.6% for the three months ended September 30, 2003 to 7.5% for the three months ended September 30, 2004. Although research and development expense in total remained consistent, during the three months ended September 30, 2004 there was an increase in expense for the AMTC as its activities continued to ramp and an increase in information systems costs. These increases were substantially offset by a credit associated with the expiration of the RTC agreement in June 2004 and an increase in research and development subsidies recorded by the AMTC.

(Dollars in Millions)

	Three Months Ended
For the Period Ended September 30:	2003	2004	Delta

Special charges, net	$1.2	$0.3	NM

During the three months ended September 30, 2003, as part of our efforts to reduce costs, we signed a multi-year pellicle supply agreement with MLI, while concurrently deciding to close our pellicle production facility in Danbury. During the three months ended September 30, 2003, we recorded special charges of $2.7 million for employee severance and asset disposal costs and received proceeds of $1.2 million from the sale of certain pellicle technology. In addition, we reduced accrued liabilities for lease termination and asset disposal related costs by $0.4 million during the three months ended September 30, 2003 in relation to our fiscal 2003 Europe consolidation initiatives.

During fiscal 2004 and subsequent to the three months ended September 30, 2003, we adopted additional initiatives to reduce costs in North America and Europe that resulted in recording special charges in relation to employee severance. We recorded additional special charges during the three months ended September 30, 2004 in association with the fiscal 2004 Europe initiative.

A summary of the related accrued liabilities associated with the plans is shown below (dollars in millions):

	Employee Severance	Asset Disposals and Related Costs	Total

Remaining liability as of June 30, 2004	$2.5	$0.2	$2.6
Charges during the three months ended September 30, 2004	0.3	—	0.3
Utilized during the three months ended September 30, 2004	(1.2)	(0.1)	(1.3)

Remaining liability as of September 30, 2004	$1.6	$0.0	$1.6

Other expense, net.  Other expense, net includes interest income, interest expense, our equity in earnings of our equity method investees, foreign currency exchange gains and losses and the lease income and associated operating expenses of the BAC. Although other expense, net in total remained consistent, during the three months ended September 30, 2004 there was an increase in interest expense associated with the BAC’s term loan agreement and an increase in the net foreign currency exchange loss. These increases were offset by an excess of lease income over associated operating expenses of the BAC as a result of its lease with the AMTC. Lease income of the BAC was approximately $2.2 million and the associated operating expenses were approximately $1.6 million during the three months ended September 30, 2004.  We began consolidating the financial results of the BAC effective March 31, 2004.

Provision for Income Taxes.  The provision for income taxes differs from amounts computed by applying the federal statutory rate of 35% to loss before income taxes and minority interest because of our inability to record deferred tax benefits for net operating losses generated in certain tax jurisdictions and our reduced tax rates in certain Asian jurisdictions. In addition, our net tax provision during the three months ended September 30, 2004 included a benefit of $0.2 million from the positive resolution of a tax audit.

Minority Interest in (Income) Loss of Joint Ventures.  Minority interest reflects our partners’ share of the earnings or losses of our consolidated joint venture operations, which included our Shanghai, China and Hsinchu, Taiwan operations during the three months ended September 30, 2003 and additionally the BAC operations during the three months ended September 30, 2004. The minority interest impact of our joint ventures was a decrease of $0.1 million to our net loss for the three months ended September 30, 2003 and an increase of $0.3 million to our net loss for the three months ended September 30, 2004. The change was a result of a decrease in the net loss recorded for our Taiwan facility.

Liquidity and Capital Resources

Our working capital was $109.8 million as of June 30, 2004 and $130.4 million as of September 30, 2004. The increase in working capital was due principally to net cash provided by operating activities and collection of investment subsidies from the German government by our Dresden manufacturing facility and the BAC in the amounts of $3.7 million and $17.1 million, respectively. Cash and cash equivalents were $231.4 million as of June 30, 2004 and $143.6 million as of September  30, 2004.

Cash provided by operating activities was $4.1 million and $11.8 million for the three months ended September 30, 2003 and 2004, respectively. The increase in cash provided by operating activities is primarily the result of better operating results and collections of outstanding trade accounts receivable offset by payments made on accounts payable and other accrued liabilities.

Cash provided by (used in) investing activities was $(20.0) million and $1.1 million for the three months ended September 30, 2003 and 2004, respectively. The increase in cash flows provided by investing activities was due to the receipt of the German investment subsidies. We expect capital expenditures for fiscal 2005 to be between $70.0 and $80.0 million. Capital expenditures have been and will in the future be used primarily to advance our technical capability at the 90 and 65-nanometer nodes. Additionally, in the future we may pursue acquisitions of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid.

Cash provided by (used in) financing activities was $0.2 million and $(101.5) million for the three months ended September 30, 2003 and 2004, respectively. The change in cash flows used in financing activities was due to our repayment of the $100.0 million convertible subordinated notes which were issued in July 2000 and due in July 2004, and repayment of $2.3 million by the BAC on its term loan. The $100.0 million convertible notes were repaid using our existing cash balances. We expect the remainder of the BAC’s term loan will be repaid by the BAC using proceeds from the BAC’s investment subsidies and lease payments received from us and the AMTC for use of the BAC’s facility. Prior to the consolidation of the BAC, we recorded our rent payments to the BAC in our cash flows from operating activities.

On May 5, 2003, we issued and sold $125.0 million aggregate principal amount of convertible subordinated notes in a private placement. The notes were sold at face value less an underwriting discount of 2.625 percent and we received net proceeds of $121.2 million. The notes are due May 15, 2008, accrue interest at an annual rate of 1.25 percent and are convertible at any time into shares of our common stock at a conversion price of $25.595 per share. Interest on the notes is payable semi-annually on May 15 and November 15 of each year. We have reserved 4,883,762 shares of our common stock for conversion of the convertible subordinated notes. If a change of control occurs, each holder of notes will have the right to require us to redeem, in cash, any or all of such holder’s notes at a price equal to 100% of the principal amount to be redeemed. A change of control is any transaction in which a person or group becomes the beneficial owner of 50% or more of our common stock or has the power to elect a majority of our board of directors, any consolidation, merger or similar transaction in which our stockholders immediately prior to the transaction hold less than a majority of the outstanding voting stock of the surviving corporation and the consideration in the merger or consolidation is not common stock listed on a national securities exchange or approved for quotation on the Nasdaq National Market, or the holders of our capital stock approve any plan or proposal for our liquidation or dissolution. A change of control will not be deemed to have occurred if the last sale price of our common stock for any five trading days during the ten trading days immediately preceding the change of control is at least equal to 105% of the conversion price of the notes. If a change of control were to occur, we cannot assure you that we will have sufficient funds to pay the redemption price for all the notes tendered by the holders. In that case, our failure to redeem tendered notes would constitute an event of default under the indenture for the notes, and may constitute a default under the terms of other indebtedness that we may enter into from time to time. Debt issue costs of $3.8 million related to these notes are included in non-current other assets on the accompanying consolidated balance sheets and are being amortized using the straight-line method, which approximates the interest method, to interest expense over the scheduled maturity period. In connection with the issuance of the notes, we entered into a Registration Rights Agreement and filed a shelf registration statement covering resales of the notes and the common stock issuable upon conversion of the notes. If we fail to comply with certain of our obligations under the Registration Rights Agreement, additional interest will accrue on the affected notes at an annual rate of 0.5 percent. Also in connection with the issuance of the notes, we amended our Rights Agreement dated January 30, 2001, to provide that the issuance of the notes to the initial purchasers would not cause the initial purchasers to be Acquiring Persons (as defined in the Rights Agreement) under the Rights Agreement and therefore no Distribution Date (as defined in the Rights Agreement) under the Rights Agreement would occur as a result of the issuance of the notes to the initial purchasers.

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

Our consolidated cash and cash equivalents balances as of September 30, 2004, were $143.6 million, of which $24.8 million was attributable to minority shareholders based on their ownership interests in our consolidated joint ventures. As of September 30, 2004, we have pledged $7.5 million of our cash and cash equivalents balances as collateral security for a portion of our short term borrowings.

The following summarizes our contractual cash obligations as of September 30, 2004 (in millions):

	Payments Due for the Periods ending September 30,
	Total	Year 2005	Two Years 2006-2007	Two Years 2008-2009	Beyond

Short-term and long-term borrowings	$80.1	$22.2	$20.4	$18.3	$19.1
Convertible notes	125.0	—	—	125.0	—
Operating leases	16.4	3.1	3.9	2.5	6.9
Purchase obligations	29.2	28.8	0.4	—	—
Other long-term obligations (AMTC amounts estimated)	42.2	13.7	25.2	—	3.3

Total contractual cash obligations	$292.9	$67.8	$49.9	$145.8	$29.3

We are committed to funding a portion of the operating requirements of the AMTC under research and development reimbursement and capacity utilization obligations through June 30, 2007. We expect our portion of these cash requirements to vary between approximately 22% to 26% of the AMTC’s operating costs through June 30, 2007.

As of September 30, 2004, we are contractually obligated to fulfill the remaining amount on a portion of our existing purchase orders. The purchase orders that we are contractually obligated to fulfill are primarily related to purchases of equipment and equipment service contracts.

The following summarizes our commercial commitments as of September 30, 2004 (in millions):

	Amounts of Commitment Expiration by Periods Ending September 30,
	Total	Year 2005	Two Years 2006-2007	Two Years 2008-2009	Beyond

Guarantees	$24.5	$24.5	$—	$—	$—
Other commercial commitments	52.0	23.2	24.7	4.1	—

Total commercial commitments	$76.5	$47.7	$24.7	$4.1	$—

We have executed a one-third guarantee for up to 32.0 million Euro of the AMTC’s 120.0 million Euro revolving credit facility. The revolving credit facility had 59.0 million Euro ($73.4 million as of September 30, 2004) outstanding as of September 30, 2004.

In fiscal 2002, we entered into an agreement to acquire photomask production equipment from Infineon’s internal photomask manufacturing operations in Munich, Germany and became Infineon’s strategic photomask supplier. In consideration for the acquisition of certain photomask production assets and the agreement to supply Infineon with photomasks over a 10 year term, we agreed to pay Infineon $53.5 million over a seven-year period ending in March 2009. As part of the fiscal 2002 agreement, we also agreed to purchase from Infineon additional photomask production equipment for approximately $28.1 million payable over a five-year period ending in December 2006. As of June 30, 2004, we had made aggregate purchases of approximately $26.6 million pursuant to the fiscal 2002 agreement. Effective July 1, 2004, the fiscal 2002 agreement was superseded by a new agreement. As a result, our previous commitment to acquire certain photomask production assets in the amount of $28.1 million was reduced to $23.3 million due to a change in the tools to be acquired from Infineon. In addition, we are now committed to pay Infineon a total of $1.8 million in three equal installments over a three-year period ending December 31, 2007, for the use of certain photomask production assets owned by Infineon. We do not expect that the changes to the fiscal 2002 agreement terms will be material to our financial condition, results of operations or cash flows. Per the terms of the fiscal 2002 agreement, we could elect to satisfy a portion of certain amounts payable by issuing shares of our common stock. This provision has been retained in the agreement that became effective July 1, 2004. Our decision as to the form of each such payment (cash only or cash and shares of our common stock) will be made at least thirty days prior to the due date for each payment. Each payment is considered independently and the payment in shares of our common stock may not exceed 40% of the total of any single payment. The maximum value of our common stock that we could issue to Infineon if we choose to fully exercise our rights for future payments, approximated $18.7 million as of September 30, 2004.

In addition to the commitments in the tables above, the following commitments and contingencies exist:

•      We have established a profit sharing plan with the BindKey employees. Through March 2006, BindKey employees may earn amounts annually based on the annual after-tax earnings of BindKey. Upon the termination of the final year subject to the profit sharing plan, the employees may earn an additional lump-sum amount based on the after-tax earnings of BindKey in the final year. Any amounts earned in relation to the profit sharing plan will be expensed in the period earned. As of September 30, 2004, no amounts had been earned under this plan.

•       In fiscal 2002, we sold all of our photoblank manufacturing assets to Schott.  We also entered into a supply agreement with Schott for a significant portion of our future purchases of photoblanks, as needed. In April 2004, the asset purchase agreement associated with the 2002 sale was amended which will allow us to be paid additional amounts contingent upon the occurrence of certain future performance and specified purchase level based events.  We do not expect any contingent amounts that may be received under this amended agreement would be material to our consolidated financial condition, results of operations or cash flows.

•      In fiscal 2004, we signed a multi-year pellicle supply agreement with MLI for a significant portion of our future purchases of pellicles, as needed.

Critical Accounting Policies

Our critical accounting policies are as follows:

•      Revenue recognition

Revenue is recognized, net of an allowance for estimated returns, when both title and risk of loss transfer to the customer, provided that no significant obligations remain. In connection with each transaction involving our products, we must evaluate whether: persuasive evidence of an arrangement exists, delivery has occurred, pricing is fixed or determinable, and collectibility is probable. We recognize revenue on transactions involving multiple elements based on the relative fair values of the elements.  Discounts and rebates are recorded as a reduction of revenue during the period they are earned by our customers and periodically must be estimated.

•      Estimates, specifically sales return allowances, the allowance for doubtful accounts receivable, inventory valuation and depreciation expense

The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period.

•              We must make estimates of potential future product returns related to current period product revenue. We analyze historical returns and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

•     We must make estimates of the collectibility of our accounts receivable. We consider trends of historical bad debts, customer concentrations, customer credit-worthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If circumstances change or if our original estimates are otherwise incorrect, we may have to reduce our estimates of the recoverability of amounts due us by a material amount.

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

•      Consolidation

The consolidated financial statements include the accounts of DuPont Photomasks, Inc and our controlled and wholly owned subsidiaries, and a variable interest entity of which we are the primary beneficiary. All significant intercompany transactions and accounts are eliminated in consolidation. The minority interest impact is reflected in minority interest in income of joint ventures and is the partners’ share of consolidated joint venture operations. We consolidate our Hsinchu, Taiwan and Shanghai, China operations as well as the financial results of the BAC.

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve a number of risks and uncertainties. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated by the forward looking statements. Such risks and uncertainties include, without limitation, the following:

•       The proposed merger with Toppan may divert the attention and resources of management, may affect our relationships with customers and employees, and, if not consummated, may adversely affect our business and stock price. With respect to the lawsuit filed in connection with the proposed merger with Toppan by a purported stockholder on behalf of a putative class of stockholders, we are unable at this early stage to predict the outcome of the lawsuit or the impact of its pendency on our financial results or the consummation of the proposed merger with Toppan.

•       A downturn in the semiconductor industry could lead to a decrease in the demand for our photomask products;

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

•       Our success depends, in part, upon key managerial, engineering and technical personnel as well as our ability to continue to attract and retain additional personnel and integrate new personnel into key positions; and

•       Other risks indicated in our other filings with the SEC, including but not limited to those factors which are fully discussed under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on September 9, 2004.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates. As of September 30, 2004, we had $125.0 million in 1.25% convertible subordinated notes and $80.0 million in interest bearing borrowings of which $22.2 million were short-term borrowings. Of this amount, $71.0 million is related to the BAC term loan which matures in June 2012. As a result of our interest bearing borrowings, changes in the interest rate market would change the estimated fair value of our long-term convertible notes and other interest bearing borrowings. We believe that a 10% change in interest rates would not have a material effect on our business, financial condition, results of operations or cash flows.

Foreign currency exposures are primarily due to non-North America operations which are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material effect on our results of operations. Any exchange rate fluctuations can affect our margins since we may have imbalances between some foreign currency denominated revenue and expenses. Our consolidated financial statements reflect remeasurement and translation of items denominated in non-U.S. currencies to U.S. dollars, our reporting currency. Exchange gains or losses are included in comprehensive income in the period in which they occur. We monitor our exchange rate exposure and attempt to reduce such exposure by hedging. We have entered into forward contracts in currencies of the countries in which we conduct business in order to reduce such exposure. The net unrealized loss related to our forward exchange contracts outstanding as of September  30, 2004 was $0.2 million. In relation to foreign currency translation adjustments, an unrealized gain of $2.5 million is recorded in accumulated other comprehensive income on the accompanying consolidated balance sheet and statement of stockholders’ equity as of September  30, 2004. Forward exchange contracts may involve elements of credit and market risk in excess of the amounts recognized on the consolidated financial statements. We monitor our positions and the credit quality of counterparties, consisting primarily of major financial institutions, and do not anticipate nonperformance by any counterparty, although nonperformance could occur. We have performed a sensitivity analysis as of September 30, 2004  using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U. S. dollar with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates used were based on market rates in effect as of September  30, 2004. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would not have a material effect on our business, financial condition, results of operations or cash flows. There can be no assurance that such forward contracts or any other hedging activity will be available or adequate to eliminate, or even mitigate, the impact of our exchange rate exposure. There can be no assurance that such risks will not have a material adverse impact on our liquidity, financial condition and results of operations in the future.

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

As of September 30, 2004, we had outstanding foreign short-term borrowings, totaling $22.2 million. Of this amount, $15.3 million is related to the BAC term loan. As of September 30, 2004, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

In addition, we issued and sold $125.0 million aggregate principal amount of convertible subordinated notes in a private placement in May 2003. The notes are due May 15, 2008, accrue interest at an annual rate of 1.25 percent and are convertible at any time into shares of our common stock at a conversion price of $25.595 per share. Interest on the notes is payable semi-annually on May 15 and November 15 of each year beginning November 15, 2003. If a change of control occurs, each holder of notes will have the right to require us to redeem, in cash, any or all of such holder’s notes at a price equal to 100% of the principal amount to be redeemed. A change of control is any transaction in which a person or group becomes the beneficial owner of 50% or more of our common stock or has the power to elect a majority of our board of directors, any consolidation, merger or similar transaction in which our stockholders immediately prior to the transaction hold less than a majority of the outstanding voting stock of the surviving corporation and the consideration in the merger or consolidation is not common stock listed on a national securities exchange or approved for quotation on the Nasdaq National Market, or the holders of our capital stock approve any plan or proposal for our liquidation or dissolution. If a change of control were to occur, we cannot assure you that we will have sufficient funds to pay the redemption price for all the notes tendered by the holders. In that case, our failure to redeem tendered notes would constitute an event of default under the indenture for the notes, and may constitute a default under the terms of other indebtedness that we may enter into from time to time. In connection with the issuance of the notes, we entered into a Registration Rights Agreement and filed a shelf registration statement covering resales of the notes and the common stock issuable upon conversion of the notes. If we fail to comply with certain of our obligations under the Registration Rights Agreement, additional interest will accrue on the affected notes at an annual rate of 0.5%.

Item 4.  Controls and Procedures

Our chief executive officer and our chief financial officer, based on their evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this report on Form 10-Q of DuPont Photomasks, Inc., have concluded that our disclosure controls and procedures were effective. There were no changes in internal control over financial reporting (as defined in Rules 13a - 15(f) and 15d - 15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

There were no legal proceedings that became a reportable event during the quarterly period ended September 30, 2004.

Item 6. Exhibits

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

	4.5	Amendment No. 1 to Rights Agreement, between DuPont Photomasks, Inc. and EquiServe Trust Company, N.A., as Rights Agent, dated as of April 29, 2003. (C)
	4.6	Registration Rights Agreement among DuPont Photomasks, Inc., Credit Suisse First Boston LLC and Lehman Brothers Inc. dated as of May 5, 2003. (C)
	4.7	Amendment No. 2 to Rights Agreement between DuPont Photomasks, Inc. and EquiServe Trust Company, N.A., as Rights Agent, dated as of October 5, 2004.
	4.8	October 30, 2001 Amendment to Non-Employee Directors Stock Option Plan
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Letter	Definition
(A)	Registration Statement on Form S-1, Registration No. 333-33869.
(B)	Form 8-A12 G/A on June 23, 2000.
(C)	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.
(D)	Form 8-A12B on January 30, 2001.
(E)	Annual Report on Form 10-K for the fiscal year ended June 30, 2003.
(F)	Amendment No. 2 to Form S-3 filed on July 19, 2000.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT PHOTOMASKS, INC. (Registrant)

	By:	/s/ SATISH RISHI
Satish Rishi
Date: November 5, 2004		Executive Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)