Form 10-Q
period 2004-12-31
DUPONT PHOTOMASKS INC
filed 2005-02-08
CIK 1012128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

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
Yes ☒ No ☐

As of February 01, 2005, 18,770,426 shares of common stock, $.01 par value, were outstanding.

TABLE OF CONTENTS

Part I

	Item 1.	Financial Statements
Consolidated Income Statements (unaudited) for the Three Months Ended December 31, 2003 and 2004 and for the Six Months Ended December 31, 2003 and 2004
Consolidated Balance Sheets as of June 30, 2004 and December 31, 2004 (unaudited)
Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended December 31, 2003 and 2004
Consolidated Statements of Stockholders’ Equity for the Twelve Months Ended June 30, 2004 and the Six Months Ended December 31, 2004 (unaudited)
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

CONSOLIDATED INCOME STATEMENTS

(Dollars in thousands, except share data)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2004	2003	2004

Revenue, net	$85,964	$99,192	$168,341	$194,039
Cost of goods sold	77,153	74,962	152,802	148,739
Selling, general and administrative expense	13,375	16,782	25,699	29,539
Research and development expense	7,566	8,033	14,617	15,173
Special charges, net	361	2,172	1,591	2,482
Operating loss	(12,491)	(2,757)	(26,368)	(1,894)
Other expense, net	(457)	(480)	(1,120)	(1,165)
Loss before income taxes and minority interest	(12,948)	(3,237)	(27,488)	(3,059)
Provision for income taxes	800	2,400	1,450	3,300
Loss before minority interest	(13,748)	(5,637)	(28,938)	(6,359)
Minority interest in (income) loss of joint ventures	521	(214)	607	(510)
Net loss	$(13,227)	$(5,851)	$(28,331)	$(6,869)

Basic loss per share	$(0.73)	$(0.31)	$(1.56)	$(0.37)

Weighted average shares outstanding	18,130,468	18,594,175	18,119,473	18,525,864

Diluted loss per share	$(0.73)	$(0.31)	$(1.56)	$(0.37)

Weighted average shares outstanding	18,130,468	18,594,175	18,119,473	18,525,864

The accompanying notes are an integral part of these consolidated statements

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2004	December 31, 2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$231,351	$141,074
Accounts receivable, trade, net	75,094	66,953
Accounts receivable, related parties	1,984	3,951
Other receivables	21,192	5,641
Inventories	12,023	11,773
Deferred income taxes	416	625
Prepaid expenses and other current assets	14,216	15,612
Total current assets	356,276	245,629
Assets held for sale	8,926	7,399
Property and equipment, net	395,507	404,984
Accounts receivable, related parties	916	869
Deferred income taxes	887	822
Other assets, net	32,860	26,423
Total assets	$795,372	$686,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$45,540	$34,956
Accounts payable, related parties	5,098	3,474
Income taxes payable	3,396	3,261
Other accrued liabilities	70,093	63,314
Short-term borrowings	22,347	17,539
Convertible notes	100,000	—
Total current liabilities	246,474	122,544
Long-term borrowings	59,302	71,546
Long-term convertible notes	125,000	125,000
Deferred income taxes	781	654
Other liabilities	9,764	10,615
Minority interest in net assets of joint ventures	58,863	60,772
Total liabilities	500,184	391,131

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 18,407,733 and 18,660,556 issued and outstanding, respectively	184	187
Additional paid-in capital	324,049	329,194
Accumulated deficit	(31,405)	(38,274)
Accumulated other comprehensive income	2,360	3,888
Total stockholders’ equity	295,188	294,995
Total liabilities and stockholders’ equity	$795,372	$686,126

The accompanying notes are an integral part of these consolidated statements.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Six Months Ended December 31,
	2003	2004
Cash flows from operating activities:
Net loss	$(28,331)	$(6,869)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,600	47,146
Minority interest in income (loss) of joint ventures	(607)	510
Deferred Income Taxes	202	(271)
Special charges, net	1,591	2,482
Other	355	(1,007)
Changes in assets and liabilities:
Accounts receivable, trade, net	(10,905)	9,276
Accounts receivable, related parties	(570)	(1,902)
Inventories	1,544	(151)
Other assets, net	4,413	(1,378)
Accounts payable, trade	(4,255)	(12,539)
Accounts payable, related parties	972	(887)
Other liabilities	(9,081)	(2,659)

Net cash provided by operating activities	1,928	31,751

Cash flows from investing activities:
Purchases of property and equipment	(24,680)	(46,509)
Proceeds from sale of assets	2,000	—
Proceeds from investment subsidies	—	20,843

Net cash used in investing activities	(22,680)	(25,666)

Cash flows from financing activities:
Proceeds from borrowings	401	11
Payments on borrowings	(4,918)	(104,874)
Proceeds from issuance of common stock under employee plans	1,158	5,148
Decrease in minority interest in net assets of joint ventures	—	(150)

Net cash used in financing activities	(3,359)	(99,865)

Effect of exchange rate changes on cash	539	3,503

Net decrease in cash and cash equivalents	(23,572)	(90,277)
Cash and cash equivalents at beginning of period	250,355	231,351

Cash and cash equivalents at end of period	$226,783	$141,074

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,147	$1,844

Taxes, net	$404	$3,907

The accompanying notes are an integral part of these consolidated statements.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

			Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock
	Shares	Amount

Balance as of June 30, 2003	18,064,964	$181	$317,220	$41,544	$—	$358,945

Issuance of common stock under employee plans	162,072	1	2,831	—	—	2,832
Issuance of common stock	180,697	2	3,998	—	—	4,000
Foreign currency translation adjustments	—	—	—	—	2,360	2,360
Net loss	—	—	—	(72,949)	—	(72,949)

Balance as of June 30, 2004	18,407,733	184	324,049	(31,405)	2,360	295,188
Issuance of common stock under employee plans (unaudited)	252,823	3	5,145	—	—	5,148
Foreign currency translation adjustments (unaudited)	—	—	—	—	1,528	1,528
Net loss (unaudited)	—	—	—	(6,869)	—	(6,869)

Balance as of December 31, 2004 (unaudited)	18,660,556	$187	$329,194	$(38,274)	$3,888	$294,995

The accompanying notes are an integral part of these consolidated statements.

DUPONT PHOTOMASKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(unaudited)

1.                                      Basis of Presentation

The unaudited interim consolidated financial statements presented in this report include the accounts of DuPont Photomasks, Inc., our controlled and wholly owned subsidiaries and a variable interest entity of which we are the primary beneficiary. All significant inter-company transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All adjustments have been made to the accompanying interim consolidated financial statements which are, in the opinion of management, necessary for a fair presentation of our operating results and include all adjustments of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2004. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire fiscal year.

On October 5, 2004, we entered into a definitive merger agreement to be acquired by Toppan Printing Co., Ltd. (“Toppan”).  Pursuant to the agreement, upon the closing, we will become a wholly owned subsidiary of Toppan.  The merger is conditioned upon, among other things, approval by our stockholders, clearance under applicable antitrust laws and other customary closing conditions.  We currently expect that the merger will be consummated in early calendar 2005.

2.                                      Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151 (“FASB No. 151”), Inventory Costs, an amendment of APB No. 43, Chapter 4. The amendments made by FASB No. 151 are designed to improve financial reporting by requiring that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and by requiring the allocation of fixed production overhead to inventory based on the normal capacity of production facilities. FASB No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. We are currently evaluating the impact that the adoption of FASB No. 151 may have on our financial position, results of operations and cash flows.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. FASB Statement No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. We are currently evaluating the impact that the adoption of FASB Statement No. 153 may have on our financial position, results of operations and cash flows.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004),  Share-Based Payment (“FASB No. 123R”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. FASB No. 123R supersedes Accounting Principal Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, FASB No. 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. Currently we account for these payments under the intrinsic value provisions of APB No. 25 with no expense recognition included on our consolidated income statements. We are required to adopt FASB No. 123R effective July 1, 2005. FASB No. 123R offers several alternatives for implementation. We are currently evaluating the impact that the adoption of FASB No. 123R may have on our financial position, results of operations and cash flows. See Note 9 of the Notes to the Consolidated Financial Statements for the proforma impact of stock-based compensation on the three and six month periods ended December 31, 2003 and December 31, 2004, respectively.

3.                                      Derivative Instruments and Hedging Activities

Forward foreign exchange contracts are utilized to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures, and are, therefore, held primarily for purposes other than trading. These foreign exchange contracts do not qualify for hedge accounting under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Unrealized gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts designated to offset certain non-U.S. dollar denominated assets and liabilities are recognized as other income or expense on the accompanying consolidated income statements in the period in which the exchange rates change. These gains and losses substantially offset the foreign currency exchange gains and losses on the underlying exposures being hedged. An unrealized loss of $1,568 is recorded in other expense, net on the accompanying consolidated income statement in relation to our forward exchange contracts outstanding at December 31, 2004. These instruments may involve elements of credit and market risk in excess of the amounts recognized on the consolidated financial statements. We monitor our positions and the credit quality of counterparties, consisting primarily of major financial institutions, and do not anticipate nonperformance by any counterparty, although nonperformance could occur.

4.                                      Comprehensive Income

Our comprehensive income is comprised of net loss and foreign currency translation adjustments for the three and six months ended December 31, 2003 and 2004, respectively.

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

The reconciliation of the amounts used to calculate the basic EPS and diluted EPS is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2004	2003	2004

Net loss for the period—basic	$(13,227)	$(5,851)	$(28,331)	$(6,869)
Dilutive effect of convertible notes	—	—	—	—

Net loss for the period—diluted	$(13,227)	$(5,851)	$(28,331)	$(6,869)

Weighted average shares outstanding—basic	18,130,468	18,594,175	18,119,473	18,525,864
Plus: Potentially dilutive shares	—	—	—	—

Weighted average shares outstanding—dilutive	18,130,468	18,594,175	18,119,473	18,525,864

Basic loss per share	$(0.73)	$(0.31)	$(1.56)	$(0.37)

Diluted loss per share	$(0.73)	$(0.31)	$(1.56)	$(0.37)

Stock options to acquire 4,860,628 shares for the three and six months ended December 31, 2003 and 5,134,741 for the three and six months ended December 31, 2004 were not included in potentially dilutive shares because the effect of including these stock options would have been anti-dilutive. Shares that would be issued upon the conversion of convertible notes that totaled 5,824,850 for the three and six months ended December 31, 2003 and 4,883,762 for the three and six months ended December 31, 2004 were not included in the computations of diluted EPS because the effect of including them would have been anti-dilutive. These options and convertible notes may become dilutive in the future.

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

Our net tax provision during the three months ended September 30, 2004 included a benefit of $225 from the positive resolution of a tax audit. On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. Although the deduction is subject to a number of limitations and, as of today, some uncertainty remains as to how to interpret numerous provisions in the Act,  we believe that we have the information necessary to make an informed decision on the impact of the Act on our repatriation plans. Based on that decision, we have repatriated $24,000 in extraordinary dividends, as defined in the Act, during the three months ended December 31, 2004 and accordingly have recorded a tax liability of $1,100 as of December 31, 2004.

7.                                      Property and Equipment

Property and equipment are stated at cost. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years for equipment and 10 to 20 years for buildings. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the estimated remaining terms of the leases. Accumulated depreciation and amortization was $499,306 as of June 30, 2004 and $543,100 as of December 31, 2004. Amounts accrued for equipment purchases were $35,710 as of June 30, 2004 and $29,240 as of December 31, 2004 and are included in other accrued liabilities on the accompanying consolidated balance sheets. Assets held for sale relate primarily to our Gresham, Oregon and Danbury, Connecticut facilities. We are actively marketing these assets and will sell the assets after appropriate evaluation of all proposals. During the three months ended December 31, 2004, we recorded a special charge of approximately $1,500 to write-down the carrying amount of our Danbury facility as a result of the revision to the estimated fair value of our former pellicle production facility.

8.                                      Transactions with and Consolidation of Variable Interest Entity

The Maskhouse Building Administration GmbH & Co. KG (“BAC”) is a state-of-the-art photomask research and manufacturing facility and is a joint venture equally owned by AMD, Infineon Technologies AG and DuPont Photomasks, Inc. Based on the guidance in FASB Interpretation No. 46R (“FIN No. 46R”), we have concluded that we are the primary beneficiary of the BAC and, therefore, we began consolidating the financial results of the BAC as of March 31, 2004. The consolidation of the BAC had no impact to our net loss for the three and six months ended December 31, 2004 as we would have otherwise continued to record our equity interest in the BAC under the equity method had we not consolidated the BAC. However, the consolidation of the BAC did increase our consolidated assets, as well as liabilities and stockholders’ equity, as of December 31, 2004 by approximately $92,700. AMD and Infineon’s combined equity ownership in the net assets of the BAC as of December 31, 2004 was approximately $14,600 and was recorded as minority interest in net assets of joint ventures on our consolidated balance sheet. The consolidation has not altered the operational agreements, guarantees and other commitments between the BAC, its partners and lenders.

We lease approximately 50% of the facility from the BAC for advanced photomask manufacturing and the remainder is leased by the Advanced Mask Technology Center GmbH & Co. KG (“AMTC”). Both operating leases are for 10-year terms and commenced July 2003. Future minimum lease payments to be received by the BAC during the remaining term of the non-cancelable lease with the AMTC are estimated to be approximately $66,000. The BAC’s lease income from its lease with the AMTC and the associated operating expenses are recorded net in other expense, net on our accompanying consolidated income statement for the three and six months ended December 31, 2004.  Lease income of the BAC was approximately $2,400 and the associated operating expenses were approximately $1,800 during the three months ended

December 31, 2004. For the six months ended December 31, 2004, lease income of the BAC was approximately $4,600 and the associated operating expenses were approximately $3,400.

As of December 31, 2004, the carrying value of the BAC property and equipment was approximately $79,700 and is included in property and equipment, net, on our accompanying consolidated balance sheet. In addition, a portion of the BAC’s facility is subsidized by the German government. In July 2004, the BAC received approximately $17,100 in investment subsidy payments from the German government.

The BAC executed a term loan agreement for its research and manufacturing facility in December 2002. The BAC term loan had approximately $75,900 (55,700 euro) outstanding as of December 31, 2004. Of this amount, approximately $10,100 (7,400 euro) is due within one year and is included in short-term borrowings on our accompanying consolidated balance sheet as of December 31, 2004. The BAC term loan matures in June 2012 and principal and interest payments are due quarterly. The interest rate on the BAC term loan is EURIBOR plus 1.5%. The BAC term loan is secured by the BAC property, other financial assets of the BAC, the assignment of rights from BAC insurance contracts, the tenant rent payment guarantees and German government guarantees. Prior to the initial occupancy of the building and initiation of the lease rental payments, we had guaranteed one-third of the BAC’s indebtedness. Effective July 2003, we were released from the guarantee except if the lenders become liable to return monies received in payment of the indebtedness as a result of any bankruptcy, composition or similar proceedings affecting the BAC.

9.              Employee Plans

We apply the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25 and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for our stock performance plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. We also have an Employee Stock Purchase Plan. FASB Statement No. 123 established accounting and disclosure requirement alternatives which involve using a different accounting method for expensing the calculated value of option awards. As allowed by FASB Statement No. 123, we have elected to continue to apply the intrinsic-value-based method of accounting described above, and have adopted only the disclosure requirements of FASB Statement No. 123. We use the Black-Scholes model to calculate pro forma expense for disclosure purposes. The Black Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates which are based upon historical volatility rates. Because our employee stock options and Employee Stock Purchase Plan shares have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options and Employee Stock Purchase Plan shares.

FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, amends the disclosure requirements of FASB Statement No. 123. The following table illustrates the effect on net loss if the fair-value-based method had been applied to our stock-based employee compensation plans in each period.

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2004	2003	2004
Net loss:
As reported	$(13,227)	$(5,851)	$(28,331)	$(6,869)
Deduct total stock-based employee compensation expense determined under the Black-Scholes valuation method for all awards, net of tax	(3,507)	(2,713)	(7,087)	(5,563)

Pro forma net loss	$(16,734)	$(8,564)	$(35,418)	$(12,432)

Basic loss per share:
As reported	$(0.73)	$(0.31)	$(1.56)	$(0.37)
Pro forma	$(0.92)	$(0.46)	$(1.95)	$(0.67)

Diluted loss per share:
As reported	$(0.73)	$(0.31)	$(1.56)	$(0.37)
Pro forma	$(0.92)	$(0.46)	$(1.95)	$(0.67)

10.                               Special Charges

We continuously evaluate the overall business climate in general and our industry in particular. During fiscal years 2003, 2004 and 2005, we concluded that we had excess capacity that was unwarranted. Given the change in the business climate each period, we identified certain manufacturing operations to be consolidated and certain equipment to be sold or abandoned.

During the six months ended December 31, 2003, as part of our efforts to reduce costs, we signed a multi-year pellicle supply agreement with Micro Lithography, Inc. (“MLI”), while concurrently deciding to close our pellicle production facility in Danbury. During the six months ended December 31, 2003, we recorded special charges of approximately $2,900 for employee severance and asset disposal costs and received proceeds of $1,200 from the sale of certain pellicle technology.

In relation to our fiscal 2003 Europe consolidation initiatives, we reduced accrued liabilities for lease termination and asset disposal related costs by approximately $400 and recorded special charges of approximately $800 which were not previously estimable and related to employee severance for our former employees at our Rousset facility.  Furthermore, we recorded a benefit of approximately $600 as a result of terminating a capital lease liability on December 31, 2003 for our Hamburg facility.

During fiscal 2004 and subsequent to the six months ended December 31, 2003, we adopted additional initiatives to reduce costs in Europe that resulted in recording special charges in relation to employee severance. We recorded additional employee severance related special charges of approximately $400 during the six months ended December 31, 2004 in association with the fiscal 2004 Europe initiative.  We expect to substantially settle the related Europe liabilities of approximately $1,000 by June 30, 2005.

During the three months ended December 31, 2004, we adopted an additional initiative to reduce costs in North America that resulted in recording special charges of approximately $500 in relation to employee severance.  The associated liabilities were settled as of December 31, 2004.  In addition, we recorded a special charge of approximately $1,500 to write-down the carrying amount of our former pellicle production facility which is held for sale in Danbury.

The charges, net of any sale proceeds, and any adjustments to the liability have been recorded as special charges, net on the accompanying consolidated income statements.

A summary of the related accrued liabilities associated with the plans is shown below:

	Employee Severance	Asset Disposals and Related Costs	Total

Remaining liability as of June 30, 2004	$2,452	$151	$2,603
Charges during the six months ended December 31, 2004	920	1,562	2,482
Utilized during the six months ended December 31, 2004	(1,981)	(1,697)	(3,678)

Remaining liability as of December 31, 2004	$1,391	$16	$1,407

11.                               Segment Information

We conduct operations worldwide and are managed on a geographic basis, with those geographic segments being North America, Europe and Asia. The North America segment consists of the U. S. operations and BAC (assets only), the Europe segment includes France and Germany and the Asia segment includes China, Japan, Korea, Taiwan and Singapore. We allocate resources to and evaluate the performance of our segments based on operating income (loss). Corporate expenses are included in our measure of segment operating income (loss) in North America for management reporting purposes. Expenses incurred by the BAC and paid by our Dresden manufacturing facility are included in our measure of segment operating income (loss) in Europe for management reporting purposes. The asset totals disclosed by geography are directly managed by these segments. Segment information is as follows for the time period or date as noted:

	North America	Europe	Asia	Total

Three Months Ended December 31, 2003
External revenue	$37,428	$22,244	$26,292	$85,964
Transfers between geographic segments	4,097	(11,590)	7,493	—
Revenue, net	$41,525	$10,654	$33,785	$85,964

Operating income (loss)	$(4,261)	$(13,155)	$4,925	$(12,491)

Six Months Ended December 31, 2003
External revenue	$71,510	$41,936	$54,895	$168,341
Transfers between geographic segments	5,440	(18,887)	13,447	—
Revenue, net	$76,950	$23,049	$68,342	$168,341

Operating income (loss)	$(16,854)	$(20,174)	$10,660	$(26,368)

June 30, 2004
Total assets	$373,901	$133,048	$288,423	$795,372

Three Months Ended December 31, 2004
External revenue	$32,323	$35,167	$31,702	$99,192
Transfers between geographic segments	8,034	(16,904)	8,870	—
Revenue, net	$40,357	$18,263	$40,572	$99,192

Operating income (loss)	$(10,113)	$(3,539)	$10,895	$(2,757)

Six Months Ended December 31, 2004
External revenue	$65,037	$64,581	$64,421	$194,039
Transfers between geographic segments	15,999	(31,750)	15,751	—
Revenue, net	$81,036	$32,831	$80,172	$194,039

Operating income (loss)	$(15,159)	$(9,046)	$22,311	$(1,894)

December 31, 2004
Total assets	$264,499	$145,805	$275,822	$686,126

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

We are committed to funding a portion of the operating cash requirements of the AMTC under research and development reimbursement and capacity utilization obligations through June 30, 2007. We expect our portion of these operating cash requirements, which is estimated to be approximately $42,100 exclusive of rent due by the AMTC to the

BAC, to vary between approximately 22% to 26% through June 30, 2007. Research and development costs for services rendered by the AMTC joint venture were approximately $1,700 and $3,700 for the three and six months ended December 31, 2003 and approximately $3,100 and $5,500 for the three and six months ended December 31, 2004.

The AMTC has executed a 120,000 euro revolving credit facility, which has a final maturity date of December 19, 2007, to be used for equipment purchases. The revolving credit facility had approximately $80,600 (59,200 euro) outstanding as of December 31, 2004. Each of the partners of the joint venture has executed one-third guarantees for up to 32,000 euro and certain additional costs as defined in the revolving credit facility agreement for as long as any obligation remains outstanding under the revolving credit facility. We will be required to honor our guarantee if the AMTC fails to make timely payments under the revolving credit facility; breaches certain financial covenants; becomes insolvent; or in any other way defaults under the revolving credit facility. We will also be required to honor our guarantee if any of the owners of the AMTC breach certain terms of the joint venture agreement, become insolvent or cease doing business, experience a material adverse change affecting their obligations under the guarantee, fail to pay their respective indebtedness in excess of 50,000 euro or otherwise experience an event constituting a default under the revolving credit facility.

Infineon

In fiscal 2002, we entered into an agreement (“Fiscal 2002 Agreement”)to acquire photomask production equipment from Infineon’s internal photomask manufacturing operations in Munich, Germany and became Infineon’s strategic photomask supplier. In consideration for the acquisition of certain photomask production assets and the agreement to supply Infineon with photomasks over a 10 year term, we agreed to pay Infineon $53,500 over a seven-year period ending in March 2009. As part of the Fiscal 2002 Agreement, we also agreed to purchase from Infineon additional photomask production equipment for approximately $28,100 payable over a five-year period ending in December 2006. As of June 30, 2004, we had made aggregate purchases of approximately $26,600 pursuant to the Fiscal 2002 Agreement. Effective July 1, 2004, the Fiscal 2002 Agreement was superseded by a new agreement (“Fiscal 2005 Agreement”). As a result, our previous commitment to acquire certain photomask production assets in the approximate amount of $28,100 was reduced to $23,345 due to a change in the equipment to be acquired from Infineon. In addition, we are now committed to pay Infineon a total of $1,750 in three equal installments over a three-year period ending December 31, 2007, for the use of certain photomask production assets owned by Infineon. We do not expect that the changes to the Fiscal 2002 Agreement terms will be material to our financial condition, results of operations or cash flows. Per the terms of the Fiscal 2005 Agreement, we retained the right originally provided in the Fiscal 2002 Agreement to elect to satisfy a portion of certain amounts payable by issuing shares of our common stock.  Our decision as to the form of each such payment (cash only or cash and shares of our common stock) will be made at least thirty days prior to the due date for each payment. Each payment is considered independently and the payment in shares of our common stock may not exceed 40% of the total of any single payment. As of December 31, 2004, we have made aggregate purchases of approximately $43,400 in association with the two aforementioned agreements. The maximum value of our common stock that we could issue to Infineon if we choose to fully exercise our rights for future payments, approximated $14,600 as of December 31, 2004.

Other

In fiscal 2002, we sold all of our photoblank manufacturing assets to Schott Lithotec AG (“Schott”). We also entered into a supply agreement with Schott for a significant portion of our future purchases of photoblanks, as needed. In April 2004, the asset purchase agreement associated with the 2002 sale was amended to allow us to be paid additional amounts contingent upon the occurrence of certain future performance and specified purchase level based events.  We do not expect any contingent amounts that may be received under this amended agreement would be material to our consolidated financial condition, results of operations or cash flows.

In fiscal 2004, we signed a multi-year pellicle supply agreement with MLI for a significant portion of our future purchases of pellicles, as needed.

General

As of December 31, 2004, minimum lease payments for non-cancelable operating lease obligations are estimated to be approximately $3,300, $2,300, $2,300, $2,000, and $300 for annual periods ending December 31, 2005 through 2009, respectively, and $6,200 in the aggregate thereafter.

We have various purchase commitments incidental to the normal course of business, including non-refundable deposits to purchase equipment. In the aggregate, such commitments are not at prices in excess of current market.

On October 7, 2004, a lawsuit (Carpenter vs. Dupont Photomasks, Inc. et. al) was filed in the District Court of Travis County, Texas against us and each member of our board of directors by a purported stockholder of ours on behalf of a putative class of stockholders. The plaintiff claims, among other matters, breaches of the fiduciary duties of loyalty, due care, independence, good faith and fair dealing in connection with the announced agreement between us and Toppan pursuant to which we would become a wholly owned subsidiary of Toppan and each outstanding share of our common stock would be converted into the right to receive $27.00 in cash (the “Merger Agreement”). The plaintiff seeks injunctive relief, including rescinding, to the extent already implemented, the acquisition or any of the terms thereof, and attorneys’ fees.  We have been served with a discovery request and are working with the plaintiff’s counsel to define the scope of our response, under an agreed protective order. We believe that the plaintiff’s claims are without merit and intend to vigorously defend this lawsuit. As with any litigation, we are unable at this early stage to predict the outcome of the lawsuit or the impact of its pendency on us and the consummation of the Merger Agreement.

We are subject to other litigation in the normal course of business. We believe the effect, if any, of an unfavorable settlement of such litigation would not have a material adverse impact on our financial position, results of operations or cash flows.

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

The photomask is a template used to transfer circuit images onto semiconductor wafers. Photomask industry revenue more closely correlates with new chip design activity rather than the volume of semiconductor wafers processed or the resultant chip revenue because in most instances a photomask does not degrade with use. However, photomask demand is affected by the cyclical nature of the semiconductor industry. Based on data published by industry analysts, annual worldwide semiconductor revenue increased by two percent in calendar 2002, by 14% in calendar 2003, and increased by 26% in calendar 2004. Industry forecasters believe that the photomask industry realized no growth in calendar years 2002 and 2003, but increased approximately 14% in calendar 2004.

In the future, the size of the photomask market may be adversely affected by a variety of factors, including, but not limited to, overall semiconductor industry conditions, pricing pressures, a decrease in unit volumes caused by increasing chip design costs or the usage of multi-project wafers and multi-layer reticles.

During the second quarter of fiscal 2005, leading edge revenue, defined as products supporting 130-nanometer and below design rules, represented 36% of our total revenue, as compared to 25% a year ago. Our leading edge revenue in absolute terms has increased significantly over the last year. We believe this trend is important as it reflects improved conditions across the semiconductor industry and is an indication that our customers’ ability to manage complex design issues and achieve acceptable wafer fab yields have improved. Additionally, we believe this trend reflects the recognition by our customers of our strong and improving technology position.

Certain sales and expenses in Europe and Asia are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales and expenses are affected by changes in foreign currency exchange rates. Our largest net exposure is to the euro. The weakening of the U.S. dollar in relation to the euro decreased our net loss by approximately $0.8 million and approximately $1.5 million for the three month and six month periods ended December 31, 2004, respectively, as compared to the same periods in the prior year.

Over the longer term, we expect the photomask industry’s revenue growth will be driven by leading edge products supporting design rules of 130-nanometer and below. To improve our competitive position in these products, we have co-invested in the AMTC, a unique joint venture research and development initiative with AMD and Infineon. The AMTC operates in a new, state-of-the-art facility in Dresden, Germany and is focused on developing next generation photomask products and processes supporting 65-nanometer and below design rules.

Since December 2002, we have ceased manufacturing operations in three manufacturing facilities and reduced headcount by over 200 employees, while at the same time staffing our new advanced development and manufacturing facility in Dresden. We have been executing these plans to increase revenue, reduce our breakeven level and advance our technology position. On January 18, 2005, we announced that production in our Kokomo, Indiana facility will begin to ramp-down, with full site closure targeted during the fourth quarter of fiscal 2005. To account for the cost of this consolidation plan, we estimate we will record pre-tax charges in the third and fourth quarters of fiscal 2005 totaling between approximately $11.0 million and $13.0 million. The charges will consist of employee severance, facility closure costs and asset disposition charges. We expect we will continue to evaluate the most efficient deployment of our operating assets and improvements in the utilization of our manufacturing operations.

On October 5, 2004, we entered into a definitive merger agreement to be acquired by Toppan Printing Co., Ltd (“Toppan”). Pursuant to the agreement, upon the closing, we will become a wholly owned subsidiary of Toppan and each outstanding share of our common stock will be converted into the right to receive $27.00 in cash without interest. The merger is conditioned upon, among other things, approval by our stockholders, clearance under applicable antitrust laws and other customary closing conditions. We currently expect that the merger will be consummated in early calendar 2005.

Results of Operations

Financial Summary

(Dollars in millions)

	Three Months Ended December 31,			Six Months Ended December 31,
	2003	2004	% Change	2003	2004	% Change

Revenue, net	$86.0	$99.2	15.4%	$168.3	$194.0	15.3%

Cost of goods sold	77.2	75.0	(2.8)%	152.8	148.7	(2.7)%

Gross profit	8.8	24.2	175.0%	15.5	45.3	191.5%

Selling, general and administrative expense	13.4	16.8	25.5%	25.7	29.5	14.9%

Research and development expense	7.6	8.0	6.2%	14.6	15.2	3.8%

Special charges, net	0.4	2.2	NM	1.6	2.5	NM

Operating loss	$(12.5)	$(2.8)	NM	$(26.4)	$(1.9)	NM

As a percentage of Revenue

Cost of goods sold	89.8%	75.6%		90.8%	76.7%

Gross profit	10.2%	24.4%		9.2%	23.3%

Selling, general and administrative expense	15.6%	16.9%		15.3%	15.2%

Research and development expense	8.8%	8.1%		8.7%	7.8%

Operating margin	(14.5)%	(2.8)%		(15.7)%	(1.0)%

NM – not meaningful

(Dollars in Millions)	Three Months Ended			Six Months Ended
For the Period Ended December 31:	2003	2004	Delta	2003	2004	Delta

Revenue, net	$86.0	$99.2	15.4%	$168.3	$194.0	15.3%

Revenue, net is comprised primarily of photomask sales to semiconductor manufacturers. Revenue, net increased 15.4% for the three months ended December 31, 2004 compared with the same period in the prior year. The increase was primarily attributable to an improvement in mix driven by leading edge revenue. Leading edge revenue represented 36% of our total revenue. During the three months ended December 31, 2004, we set another company record for revenue from phase shift masks. Revenue, net also increased for the three months ended December 31, 2004 due to the strengthening of the euro in relation to the U.S. dollar. For the six months ended December 31, 2004 compared with the same period in the prior year revenue, net increased 15.3%, largely driven by leading edge revenue growth which increased more than 84% and the strengthening of the euro in relation to the U.S. dollar.

(Dollars in Millions)	Three Months Ended			Six Months Ended
For the Period Ended December 31:	2003	2004	Delta	2003	2004	Delta

Cost of goods sold	$77.2	$75.0	(2.8)%	$152.8	$148.7	(2.7)%
As a percent of revenue, net	89.8%	75.6%		90.8%	76.7%

Cost of goods sold consists of materials, labor, depreciation, and overhead. Cost of goods sold decreased 2.8% for the 2004 three-month period compared with the same three-month period in the prior year. The decrease was due primarily to lower depreciation expense resulting from the impairment of certain long-lived assets in June 2004 and the renegotiation of a prior operating lease expense. These decreases were partially offset by the ramp-up of our advanced production facility in Dresden, equipment related costs and the strengthening of the euro in relation to the U.S. dollar. For the six months ended December 31, 2004 compared with the same period in the prior year, cost of goods sold decreased 2.7%. Similarly, this decrease was due primarily to lower depreciation expense resulting from the impairment of certain long-lived assets in June 2004, the renegotiation of a prior operating lease expense and savings from the closure of our former pellicle production facility in Danbury in September 2003. These decreases were partially offset by the ramp-up of our advanced production facility in Dresden, equipment related costs and the strengthening of the euro in relation to the U.S. dollar.

(Dollars in Millions)	Three Months Ended			Six Months Ended
For the Period Ended December 31:	2003	2004	Delta	2003	2004	Delta

Selling, general and administrative expense	$13.4	$16.8	25.5%	$25.7	$29.5	14.9%
As a percent of revenue, net	15.6%	16.9%		15.3%	15.2%

Selling, general and administrative expense includes salaries of sales and administrative personnel, marketing expense, general and administrative expense and product distribution expense. Selling, general and administrative expense increased 25.5% for the 2004 three-month period compared with the prior year. The increase in expense during the 2004 three-month period was primarily related to professional fees supporting our previously announced definitive merger agreement with Toppan, higher freight expense and higher personnel related cost. We expect to pay additional fees related to our pending merger in the second half of fiscal 2005. Selling, general and administrative expense increased 14.9% for the six months ended December 31, 2004 compared to the prior year. This increase was also related to professional fees supporting our previously announced definitive merger agreement with Toppan, fees incurred in complying with the requirements of the Sarbanes-Oxley Act of 2002, other personnel related costs and higher freight expense.

(Dollars in Millions)	Three Months Ended			Six Months Ended
For the Period Ended December 31:	2003	2004	Delta	2003	2004	Delta

Research & development expense	$7.6	$8.0	6.2%	$14.6	$15.2	3.8%
As a percent of revenue, net	8.8%	8.1%		8.7%	7.8%

Research and development expense consists primarily of employee costs, cost of consumed materials, depreciation, engineering related costs and costs related to our AMTC joint venture. Research and development expense increased 6.2% for the 2004 three month period compared with the same three month period in the prior year. This was the result of an increase in expense for the AMTC as it continues to increase its operating activities. Research and development expense increased 3.8% for the 2004 six month period compared with the same six month period in the prior year. This increase was also the result of an increase in expense for the AMTC as it continues to increase its operating activities.

(Dollars in Millions)	Three Months Ended			Six Months Ended
For the Period Ended December 31:	2003	2004	Delta	2003	2004	Delta

Special charges, net	$0.4	$2.2	NM	$1.6	$2.5	NM

During the six months ended December 31, 2003, as part of our efforts to reduce costs, we signed a multi-year pellicle supply agreement with Micro Lithography, Inc. (“MLI”), while concurrently deciding to close our pellicle production facility in Danbury. During the six months ended December 31, 2003, we recorded special charges of approximately $2.9 million for employee severance and asset disposal costs and received proceeds of $1.2 million from the sale of certain pellicle technology.  In relation to our fiscal 2003 Europe consolidation initiatives, we reduced accrued liabilities for lease termination and asset disposal related costs by approximately $0.4 million and recorded special charges of approximately $0.8 million which were not previously estimable and related to employee severance for our former employees at our Rousset facility.  Furthermore, we recorded a benefit of approximately $0.6 million as a result of terminating a capital lease liability on December 31, 2003 for our Hamburg facility.

During fiscal 2004 and subsequent to the six months ended December 31, 2003, we adopted additional initiatives to reduce costs in Europe that resulted in recording special charges in relation to employee severance. We recorded additional employee severance related special charges of approximately $0.4 million during the six months ended December 31, 2004 in association with the fiscal 2004 Europe initiative.

During the three months ended December 31, 2004, we adopted an additional initiative to reduce costs in North America that resulted in recording special charges of approximately $0.5 million in relation to employee severance. In addition, we recorded a special charge of approximately $1.5 million to write-down the carrying amount of our former pellicle production facility held for sale in Danbury.

A summary of the related accrued liabilities associated with the plans is shown below (dollars in millions):

	Employee Severance	Asset Disposals and Related Costs	Total

Remaining liability as of June 30, 2004	$2.5	$0.2	$2.6
Charges during the six months ended December 31, 2004	0.9	1.6	2.5
Utilized during the six months ended December 31, 2004	(2.0)	(1.7)	(3.7)

Remaining liability as of December 31, 2004	$1.4	$0.0	$1.4

Other expense, net.  Other expense, net includes interest income, interest expense, our equity in earnings of our equity method investees, foreign currency exchange gains and losses and the lease income and associated operating expenses of the BAC. Although other expense, net in total remained consistent, for the three months ended December 31, 2003 and 2004, respectively, there was an increase in interest expense associated with the BAC’s term loan agreement which was offset by the excess of lease income over associated operating expenses of the BAC from its lease with the AMTC. Lease income of the BAC was approximately $2.4 million and the associated operating expenses were approximately $1.8 million during the three months ended December 31, 2004. Other expense, net in total also remained consistent for the six months ended December 31, 2003 and 2004, respectively. Similarly the six months ended December 31, 2004, an increase in interest expense associated with the BAC’s term loan agreement was offset by the excess of lease income over associated operating expenses of the BAC from its lease with the AMTC. Lease income of the BAC was approximately $4.6 million and the associated operating expenses were approximately $3.4 million during the six months ended December 31, 2004. We began consolidating the financial results of the BAC effective March 31, 2004.

Provision for Income Taxes.  The provision for income taxes differs from amounts computed by applying the federal statutory rate of 35% to loss before income taxes and minority interest because of our inability to record deferred tax benefits for net operating losses generated in certain tax jurisdictions, our reduced tax rates in certain Asian jurisdictions and for other adjustments described below. During the three months ended December 31, 2003, our net tax provision included a $1.0 million benefit from the positive resolution of tax audits in multiple jurisdictions and a provision of $1.3 million for withholding taxes related to a planned dividend distribution from within our group of foreign subsidiaries. Our net tax provision during the three months ended September 30, 2004 included a benefit of $0.2 million from the positive resolution of a tax audit. On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. Although the deduction is subject to a number of limitations and, as of today, some uncertainty remains as to how to interpret numerous provisions in the Act,  we believe that we have the information necessary to make an informed decision on the impact of the Act on our repatriation plans. Based on that decision, we have repatriated $24.0 million in extraordinary dividends, as defined in the Act, during the three months ended December 31, 2004 and accordingly have recorded a tax liability of $1.1 million as of December 31, 2004.

Minority Interest in (Income) Loss of Joint Ventures.  Minority interest reflects our partners’ share of the earnings or losses of our consolidated joint venture operations, which included our Shanghai, China and Hsinchu, Taiwan operations during the three and six months ended December 31, 2003 and additionally the BAC operations during the three and six months ended December 31, 2004. The minority interest impact of our joint ventures was a decrease of $0.5 million to our net loss for the three months ended December 31, 2003 and an increase of $0.2 million to our net loss for the three months ended December 31, 2004. For the six months ended December 31, 2003, the minority interest impact of our joint ventures was a decrease of $0.6 million to our net loss while the minority interest impact for the six months ended December 31, 2004 was an increase of $0.5 million to our net loss.

Liquidity and Capital Resources

Our working capital was $109.8 million as of June 30, 2004 and $123.1 million as of December 31, 2004. The increase in working capital was due principally to net cash provided by operating activities and collection of investment subsidies from the German government by our Dresden manufacturing facility and the BAC in the amounts of $3.7 million and approximately $17.1 million, respectively. Cash and cash equivalents were $231.4 million as of June 30, 2004 and $141.1 million as of December  31, 2004.

Cash provided by operating activities was $1.9 million and $31.8 million for the six months ended December 31, 2003 and 2004, respectively. The increase in cash provided by operating activities is primarily the result of our better operating results and collections of outstanding trade accounts receivable.

Cash used in investing activities was $22.7 million and $25.7 million for the six months ended December 31, 2003 and 2004, respectively. The increase in cash used in investing activities was due to an increase in capital expenditures offset by the receipt of the German investment subsidies. Capital expenditures have been and will in the future be used primarily to advance our technical capability at the 90, 65 and sub 65-nanometer nodes. Additionally, in the future we may pursue acquisitions of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid.

Cash used in financing activities was $3.4 million and $99.9 million for the six months ended December 31, 2003 and 2004, respectively. The change in cash used in financing activities was primarily due to our repayment of the $100.0 million convertible subordinated notes which were issued in July 2000 and due in July 2004, and repayment of approximately $4.8 million by the BAC on its term loan which was offset by our payments made on borrowings in China during the six months ended December 31, 2003. The $100.0 million convertible notes were repaid using our existing cash balances. We expect the remainder of the BAC’s term loan will be repaid by the BAC using proceeds from the BAC’s investment subsidies and lease payments received from us and the AMTC for use of the BAC’s facility. Prior to the consolidation of the BAC, we recorded our rent payments to the BAC in our cash flows from operating activities.

On May 5, 2003, we issued and sold $125.0 million aggregate principal amount of convertible subordinated notes in a private placement. The notes were sold at face value less an underwriting discount of 2.625 percent and we received net proceeds of $121.2 million. The notes are due May 15, 2008, accrue interest at an annual rate of 1.25 percent and are convertible at any time into shares of our common stock at a conversion price of $25.595 per share. Interest on the notes is payable semi-annually on May 15 and November 15 of each year. We have reserved 4,883,762 shares of our common stock for conversion of the convertible subordinated notes. If a change of control occurs, each holder of notes will have the right to require us to redeem, in cash, any or all of such holder’s notes at a price equal to 100% of the principal amount to be redeemed. A change of control is any transaction in which a person or group becomes the beneficial owner of 50% or more of our common stock or has the power to elect a majority of our board of directors, any consolidation, merger or similar transaction in which our stockholders immediately prior to the transaction hold less than a majority of the outstanding voting stock of the surviving corporation and the consideration in the merger or consolidation is not common stock listed on a national securities exchange or approved for quotation on the NASDAQ National Market, or the holders of our capital stock approve any plan or proposal for our liquidation or dissolution. Our merger with Toppan may constitute a change of control under the notes. A change of control will not be deemed to have occurred if the last sale price of our common stock for any five trading days during the ten trading days immediately preceding the change of control is at least equal to 105% of the conversion price of the notes. If a change of control were to occur, we cannot assure you that we will have sufficient funds to pay the redemption price for all the notes tendered by the holders. In that case, our failure to redeem tendered notes would constitute an event of default under the indenture for the notes, and may constitute a default under the terms of other indebtedness that we may enter into from time to time. Debt issue costs of $3.8 million related to these notes are included in non-current other assets on the accompanying consolidated balance sheets and are being amortized using the straight-line method, which approximates the interest method, to interest expense over the scheduled maturity period. In connection with the issuance of the notes, we entered into a Registration Rights Agreement and filed a shelf registration statement covering resales of the notes and the common stock issuable upon conversion of the notes. If we fail to comply with certain of our obligations under the Registration Rights Agreement, additional interest will accrue on the affected notes at an annual rate of 0.5 percent. Also in connection with the issuance of the notes, we amended our Rights Agreement dated January 30, 2001, to provide that the issuance of the notes to the initial purchasers would not cause the initial purchasers to be Acquiring Persons (as defined in the Rights Agreement) under the Rights Agreement and therefore no Distribution Date (as defined in the Rights Agreement) under the Rights Agreement would occur as a result of the issuance of the notes to the initial purchasers.

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

Our consolidated cash and cash equivalents balances as of December 31, 2004, were $141.1 million, of which $22.7 million was attributable to minority shareholders based on their ownership interests in our consolidated joint ventures. As of December 31, 2004, we have pledged $7.5 million of our cash and cash equivalents balances as collateral security for a portion of our short term borrowings.

The following summarizes our contractual cash obligations as of December 31, 2004 (dollars in millions):

	Payments Due for the Periods ending December 31,
	Total	Year 2005	Two Years 2006-2007	Two Years 2008-2009	Beyond

Short-term and long-term borrowings	$89.1	$17.5	$26.0	$20.2	$25.3
Convertible notes	125.0	—	—	125.0	—
Operating leases	16.4	3.3	4.6	2.3	6.2
Purchase obligations	32.9	29.9	3.0	—	—
Other long-term obligations (AMTC amounts estimated)	47.3	16.5	25.6	—	5.2

Total contractual cash obligations	$310.7	$67.2	$59.2	$147.5	$36.7

We are committed to funding a portion of the operating requirements of the AMTC under research and development reimbursement and capacity utilization obligations through June 30, 2007. We expect our portion of these cash requirements to vary between approximately 22% to 26% of the AMTC’s operating costs through June 30, 2007.

As of December 31, 2004, we are contractually obligated to fulfill the remaining amount on a portion of our existing purchase orders. The purchase orders that we are contractually obligated to fulfill are primarily related to purchases of equipment and equipment service contracts.

The following summarizes our commercial commitments as of December 31, 2004 (dollars in millions):

	Amounts of Commitment Expiration by Periods Ending December 31,
	Total	Year 2005	Two Years 2006-2007	Two Years 2008-2009	Beyond

Guarantees	$26.9	$26.9	$—	$—	$—
Other commercial commitments	35.3	10.6	21.2	3.5	—

Total commercial commitments	$62.2	$37.5	$21.2	$3.5	$—

We have executed a one-third guarantee for up to 32.0 million euro of the AMTC’s 120.0 million euro revolving credit facility. The revolving credit facility had 59.2 million euro (approximately $80.6 million) outstanding as of December 31, 2004.

In fiscal 2002, we entered into an agreement (“Fiscal 2002 Agreement”) to acquire photomask production equipment from Infineon’s internal photomask manufacturing operations in Munich, Germany and became Infineon’s strategic photomask supplier. In consideration for the acquisition of certain photomask production assets and the agreement to supply Infineon with photomasks over a 10 year term, we agreed to pay Infineon $53.5 million over a seven-year period ending in March 2009. As part of the Fiscal 2002 Agreement, we also agreed to purchase from Infineon additional photomask production equipment for approximately $28.1 million payable over a five-year period ending in December 2006. As of June 30, 2004, we had made aggregate purchases of approximately $26.6 million pursuant to the Fiscal 2002 Agreement. Effective July 1, 2004, the Fiscal 2002 Agreement was superseded by a new agreement (“Fiscal 2005 Agreement”). As a result, our previous commitment to acquire certain photomask production assets in the approximate amount of $28.1 million was reduced to $23.3 million due to a change in the equipment to be acquired from Infineon. In addition, we are now committed to pay Infineon a total of $1.8 million in three equal installments over a three-year period ending December 31, 2007, for the use of certain photomask production assets owned by Infineon. We do not expect that the changes to the Fiscal 2002 Agreement terms will be material to our financial condition, results of operations or cash flows. Per the terms of the Fiscal 2005 Agreement, we retained the right originally provided in the Fiscal 2002 Agreement to elect to satisfy a portion of certain amounts payable by issuing shares of our common stock.  Our decision as to the form of each such payment (cash only or cash and shares of our common stock) will be made at least thirty days prior to the due date for each payment. Each payment is considered independently and the payment in shares of our common stock may not exceed 40% of the total of any single payment. As of December 31, 2004, we have made aggregate purchases of approximately $43.4 million in association with the two aforementioned agreements.  The maximum value of our common stock that we could issue to Infineon if we choose to fully exercise our rights for future payments, approximated $14.6 million as of December 31, 2004.

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

•                  Estimates, specifically sales return allowances, the allowance for doubtful accounts receivable, inventory valuation and depreciation expense. The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period.

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

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve a number of risks and uncertainties. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated by the forward looking statements. Such risks and uncertainties include, without limitation, the following:

•                    The proposed merger with Toppan may divert the attention and resources of management, may affect our relationships with customers and employees, and, if not consummated, may adversely affect our business and stock price. With respect to the lawsuit filed in connection with the proposed merger with Toppan by a purported stockholder on behalf of a putative class of stockholders, we are unable at this early stage to predict the outcome of the lawsuit or the impact of its pendency on our financial results or the consummation of the proposed merger with Toppan;

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

As of December 31, 2004, we had $125.0 million in 1.25% convertible subordinated notes and $89.1 million in interest bearing borrowings of which $17.5 million were short-term borrowings. Of this amount, approximately $75.9 million is related to the BAC term loan which matures in June 2012. As a result of our interest bearing borrowings, changes in the interest rate market would change the estimated fair value of our long-term convertible notes and other interest bearing borrowings. We believe that a 10% change in interest rates would not have a material effect on our business, financial condition, results of operations or cash flows.

Foreign currency exposures are primarily due to non-North America operations which are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material effect on our results of operations. Any exchange rate fluctuations can affect our margins since we may have imbalances between some foreign currency denominated revenue and expenses. Our largest net exposure is to the euro. The weakening of the U.S. dollar in relation to the euro decreased our net loss by approximately $0.8 million and approximately $1.5 million for the three month and six month periods ended December 31, 2004, respectively as compared to the same periods in the prior year.

Our consolidated financial statements reflect remeasurement and translation of items denominated in non-U.S. currencies to U.S. dollars, our reporting currency. Exchange gains or losses are included in comprehensive income in the period in which they occur. We monitor our exchange rate exposure and attempt to reduce such exposure by hedging. We have entered into forward contracts in currencies of the countries in which we conduct business in order to reduce such exposure. The net unrealized loss related to our forward exchange contracts outstanding at December 31, 2004 was $1.6 million. In relation to foreign currency translation adjustments, an unrealized gain of $3.9 million is recorded in accumulated other comprehensive income on the accompanying consolidated balance sheet and statement of stockholders’ equity as of December 31, 2004. Forward exchange contracts may involve elements of credit and market risk in excess of the amounts recognized on the consolidated financial statements. We monitor our positions and the credit quality of counterparties, consisting primarily of major financial institutions, and do not anticipate nonperformance by any counterparty, although nonperformance could occur. We have performed a sensitivity analysis as of December 31, 2004  using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates used were based on market rates in effect as of December  31, 2004. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would not have a material effect on our business, financial condition, results of operations or cash flows. There can be no assurance that such forward contracts or any other hedging activity will be available or adequate to eliminate, or even mitigate, the impact of our exchange rate exposure. There can be no assurance that such risks will not have a material adverse impact on our liquidity, financial condition and results of operations in the future.

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

The marketplace for our products dictates that we maintain inventories of raw materials. Therefore, inventory obsolescence is a risk for us due to frequent engineering changes, shifting customer demand, the emergence of new industry standards and rapid technological advances including the introduction by our competitors or us of products embodying new technology. While we regularly review our inventory valuation estimates to ensure approximation of fair market value of the inventory on hand, there can be no guarantees that future inventory write downs will not be required.

As of December 31, 2004, we had outstanding foreign short-term borrowings, totaling $17.5 million, of which approximately $10.1 million is related to the BAC term loan. As of December 31, 2004, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

In addition, we issued and sold $125.0 million aggregate principal amount of convertible subordinated notes in a private placement in May 2003. The notes are due May 15, 2008, accrue interest at an annual rate of 1.25 percent and are convertible at any time into shares of our common stock at a conversion price of $25.595 per share. Interest on the notes is payable semi-annually on May 15 and November 15 of each year beginning November 15, 2003. If a change of control occurs, each holder of notes will have the right to require us to redeem, in cash, any or all of such holder’s notes at a price equal to 100% of the principal amount to be redeemed. A change of control is any transaction in which a person or group becomes the beneficial owner of 50% or more of our common stock or has the power to elect a majority of our board of directors, any consolidation, merger or similar transaction in which our stockholders immediately prior to the transaction hold less than a majority of the outstanding voting stock of the surviving corporation and the consideration in the merger or consolidation is not common stock listed on a national securities exchange or approved for quotation on the NASDAQ National Market, or the holders of our capital stock approve any plan or proposal for our liquidation or dissolution. Our merger with Toppan may constitute a change of control under the notes. If a change of control were to occur, we cannot assure you that we will have sufficient funds to pay the redemption price for all the notes tendered by the holders. In that case, our failure to redeem tendered notes would constitute an event of default under the indenture for the notes, and may constitute a default under the terms of other indebtedness that we may enter into from time to time. In connection with the issuance of the notes, we entered into a Registration Rights Agreement and filed a shelf registration statement covering resales of the notes and the common stock issuable upon conversion of the notes. If we fail to comply with certain of our obligations under the Registration Rights Agreement, additional interest will accrue on the affected notes at an annual rate of 0.5%.

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

PART II

Item 1. Legal Proceedings

On October 7, 2004, a lawsuit (Carpenter vs. Dupont Photomasks, Inc. et. al) was filed in the District Court of Travis County, Texas against us and each member of our board of directors by a purported stockholder of ours on behalf of a putative class of stockholders. The plaintiff claims, among other matters, breaches of the fiduciary duties of loyalty, due care, independence, good faith and fair dealing in connection with the announced agreement between us and Toppan Printing Co., Ltd. (“Toppan”) pursuant to which we would become a wholly owned subsidiary of Toppan and each outstanding share of our common stock would be converted into the right to receive $27.00 in cash (the “Merger Agreement”). The plaintiff seeks injunctive relief, including rescinding, to the extent already implemented, the acquisition or any of the terms thereof, and attorneys’ fees.  We have been served with a discovery request and are working with the plaintiff’s counsel to define the scope of our response, under an agreed protective order. We believe that the plaintiff’s claims are without merit and intend to vigorously defend this lawsuit. As with any litigation, we are unable at this early stage to predict the outcome of the lawsuit or the impact of its pendency on us and the consummation of the Merger Agreement.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held October 26, 2004 (the “Annual Meeting”). At the Annual Meeting, (i) our stockholders elected Preston M. Adcox, Isabella C.M. Cunningham and Susan Vladuchick Sam as Class II directors to our Board of Directors to serve until our 2007 annual meeting or until their successors are elected and qualified, subject to their death, resignation or removal, (ii) our stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the fiscal year ending June 30, 2005 and (iii) our stockholders approved an amendment to our Second Amended and Restated Non-employee Directors Stock Option Plan to increase the number of shares of our common stock authorized for issuance under that plan by 100,000, to 350,000. Votes cast at the Annual Meeting are as follows:

(i) Election of Class II Directors

	FOR	WITHHELD
Preston M. Adcox	15,262,878	2,119,165
Isabella C.M. Cunningham	15,392,927	1,989,116
Susan Vladuchick Sam	14,535,107	2,846,936

(ii) Ratification of the appointment of PricewaterhouseCoopers LLP

FOR	AGAINST	ABSTAIN	NON-VOTE
16,737,612	590,336	54,095	0

(iii) Amendment of our Seconded Amended and Restated Non-employee Directors Stock Option Plan

FOR	AGAINST	ABSTAIN	NON-VOTE
9,182,663	6,244,179	57,565	1,897,636

Item 6. Exhibits

(A)	Exhibits

	3.1.1	Certificate of Incorporation of the Company, as amended and restated on April 3, 1996. (A)
	3.1.2	Amendment to the Certificate of Incorporation of the Company. (B)
	3.2	Bylaws, as amended on October 26, 1999. (B)
	3.2.1	Amendments to the Bylaws Of DuPont Photomasks, Inc. as approved by the Board Of Directors on June 23, 2003. (E)
	4.1	Specimen Certificate for Common Stock. (A)
	4.2	Form of Indenture, between DuPont Photomasks, Inc. and Chase Bank of Texas, N.A., as trustee, including the form of Convertible Subordinated Notes due July 24, 2004 attached as Exhibit A thereto. (F)

4.3	Indenture, between DuPont Photomasks, Inc. and JPMorgan Chase Bank, as trustee, including Form of 1.25% Convertible Subordinated Notes due 2008 (144A Global Note and Reg S. Global Note). (C)
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

4.5	Amendment No. 1 to Rights Agreement, between DuPont Photomasks, Inc. and EquiServe Trust Company, N.A., as Rights Agent, dated as of April 29, 2003. (C)
4.6	Registration Rights Agreement among DuPont Photomasks, Inc., Credit Suisse First Boston LLC and Lehman Brothers Inc. dated as of May 5, 2003. (C)
4.7	Amendment No. 2 to Rights Agreement between DuPont Photomasks, Inc. and EquiServe Trust Company, N.A., as Rights Agent, dated as of October 5, 2004. (G)
4.8	October 30, 2001 Amendment to Non-Employee Directors Stock Option Plan (G)
10.0	First Amendment to Second Amended and Restated Non-employee Directors Stock Option Plan (H)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Letter	Definition
(A)	Registration Statement on Form S-1, Registration No. 333-33869.
(B)	Form 8-A12 G/A on June 23, 2000.
(C)	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.
(D)	Form 8-A12B on January 30, 2001.
(E)	Annual Report on Form 10-K for the fiscal year ended June 30, 2003.
(F)	Amendment No. 2 to Form S-3 filed on July 19, 2000.
(G)	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.
(H)	Schedule 14A filed on September 9, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT PHOTOMASKS, INC. (Registrant)

	By:	/s/ SATISH RISHI
Satish Rishi
Date: February 8, 2005		Executive Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)